Form 10-Q
period 2005-09-30
Stone Arcade Acquisition CORP
filed 2005-11-14
CIK 1325281

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005.

or

☐	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 000-51444

Stone Arcade Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-2699372
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Stone-Kaplan Investments, LLC, One Northfield Plaza, Suite 480
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 25,000,000 shares of the Registrant’s Common Stock issued and outstanding on November 11, 2005.

Stone Arcade Acquisition Corporation Index to Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS (UNAUDITED)

Stone Arcade Acquisition Corporation
(a development stage company)

Balance Sheet

September 30, 2005
ASSETS
Current assets:
Cash	$2,263,930
Cash and cash equivalents, held in trust	111,276,341
Prepaid insurance	171,500
Other prepaid expenses	8,925
Total assets	$113,720,696

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$61,154
Accrued income taxes
Current	71,725
Deferred	61,345
133,070
Total current liabilities	194,224

Commitments and Contingencies:
Common stock, subject to possible redemption - 3,998,000 shares	22,159,715
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $28,705)	55,721
Total Commitments and Contingencies	22,215,436

Total Liabilities	22,409,660

Stockholders’ Equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock—$.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued and outstanding (including 3,998,000 shares of common stock subject to possible redemption)	2,500
Additional paid-in capital	91,105,946
Income accumulated during the development stage	202,590

Total stockholders’ equity	91,311,036

Total liabilities and stockholders’ equity	$113,720,696

See notes to unaudited financial statements

Stone Arcade Acquisition Corporation
(a development stage company)

Unaudited Statements of Operations

		April 15, 2005
	July 1, 2005	(Date of Inception)
	Through	Through
	September 30, 2005	September 30, 2005
Cost and expenses
Operating expenses	$37,799	$38,799

Other income
Bank interest	7,839	7,839
Interest on cash and cash equivalents held in trust	422,341	422,341
Total other income	430,180	430,180

Income before provision for income taxes	392,381	391,381
Provision for income taxes
Current	71,725	71,725
Deferred	61,345	61,345
Total provision for income taxes	133,070	133,070
Net income	259,311	258,311

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(55,721)	(55,721)

Net income allocable to holders of non-redeemable common stock	$203,590	$202,590

Earnings per share -basic and diluted	$.02	$.02
Weighted average number of shares outstanding exclusive of shares subject to possible redemption-- basic and diluted	12,305,261	9,030,262

See notes to unaudited financial statements

Stone Arcade Acquisition Corporation
(a development stage company)

Unaudited Statements of Stockholders’ Equity

				Income
				(Loss)
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — April 15, 2005	-	-	-	-		-
(date of inception)
Initial capital from founding stockholders	5,000,000	$500	$24,500		$$	25,000
Net loss for the period				(1,000)		(1,000)
Balance-June 30, 2005	5,000,000	500	24,500	(1,000)		24,000
Sale of 20,000,000 units (including 3,998,000 shares of common stock subject to possible redemption), net of underwriters’ discount and offering expenses	20,000,000	2,000	113,241,161			113,243,161
Reclassification as a result of 3,998,000 shares of common stock being subject to possible redemption			(22,159,715)			(22,159,715)
Net income for the period				203,590		203,590
Balance—September 30, 2005	25,000,000	$2,500	$91,105,946	$202,590		$91,311,036

See notes to unaudited financial statements

Stone Arcade Acquisition Corporation
(a development stage company)

Unaudited Statement of Cash Flows

April 15, 2005
(Date of Inception)
through
September 30, 2005
Cash flows from operating activities:
Net income	$258,311
Deferred income taxes	61,345
Changes in:
Prepaid insurance	(171,500)
Other prepaid expenses	(8,925)
Accrued expenses	61,154
Accrued income taxes	71,725
Net cash provided by operating activities	272,110

Cash flows from investing activities:
Cash and cash equivalents held in trust	(111,276,341)
Net cash used in investing activities	(111,276,341)
Cash flows from financing activities:
Proceeds from public offering, net of expenses of $6,756,839	113,243,161
Proceeds from sale of common stock to founding stockholders	25,000
Proceeds from notes payable to stockholders	200,000
Repayment of notes to stockholders	(200,000)
Net cash provided by financing activities	113,268,161
Net increase in cash	2,263,930
Cash — beginning of period	0
Cash — end of period	$2,263,930

Supplemental disclosure of non-cash activities:
Reclassification of common stock subject to possible redemption	$22,159,715

See notes to unaudited financial statements

Stone Arcade Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements
September 30, 2005

NOTE A — ORGANIZATION, BUSINESS OPERATIONS AND SUBSEQUENT EVENTS

Stone Arcade Acquisition Corporation (the “Company”) was incorporated in Delaware on April 15, 2005. The Company was formed to serve as a vehicle for the acquisition of an operating business in the paper, packaging, forest products and related industries through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated operating revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on August 15, 2005. The Company consummated the Offering on August 19, 2005 and received net proceeds of approximately $113,318,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $111,276,341, ($110,854,000 plus interest earned of $422,341) is being held in a trust account (“Trust Fund”) and invested in government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Fund as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20 percent or more of the shares issued in the Offering vote against the Business Combination, the Business Combination will not be consummated. If holders of less than 20 percent of the shares issued in the Offering vote against the Business Combination, the Business Combination will be consummated and the shares of such holders will be redeemed at the net offering price, $5.54, plus interest allocable to such shares, net of income taxes. The number of shares subject to possible redemption is 3,998,000.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria are satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the persons who were stockholders prior to the Offering (the "Founding Stockholders") to the extent of their initial stock holdings. However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of common stock they acquired in connection with or following the Offering. In the event of a liquidation distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

Stone Arcade Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements — (Continued)

NOTE B —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents—All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Earnings Per Common Share—Earnings per share is computed by dividing net income applicable to holders of non-redeemable common shares by the weighted average number of non-redeemable common shares outstanding for the period.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, primarily relating to deferred income of $84,426 and deferred expenses of $180,425. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

NOTE C — INITIAL PUBLIC OFFERING

On August 19, 2005, the Company sold 20,000,000 units (“Units”). Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each warrant is exercisable on the later of (a) the completion of a Business Combination or (b) August 15, 2006, and expires on August 15, 2009. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid the underwriters an underwriting discount of 5 percent of the gross proceeds of the Offering. The Company also issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 Units at a price of $7.50 per unit. The Units issuable upon the exercise of this option are identical to those offered in the prospectus, except that the exercise price of the Warrants included in the underwriters’ purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a Business Combination or one year from the date of the prospectus, expires five years from the date of the prospectus, and may be exercised on a cashless basis. The option may not be sold, transferred, assigned, pledged or hypothecated until August 16, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners.

Stone Arcade Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements — (Continued)

NOTE C — INITIAL PUBLIC OFFERING Continued

The holders of the option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the prospectus with respect to registration of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including issuances of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances at a price below its exercise price.

The Company estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $980,000, using an expected life of four years, volatility of 23.9 percent, and a risk-free rate of 3.93 percent. However, because the Units do not have a trading history, the volatility assumption was based on information then available to management. The volatility estimate was derived using five-year historical stock prices for the nine companies in the Standard and Poor's Supercomposite Paper Packaging Index. The Company believes the volatility estimate calculated from this index was a reasonable benchmark to use in estimating the expected volatility of the units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of four years was used in this calculation, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option will become worthless.

NOTE D — NOTES PAYABLE TO STOCKHOLDERS

The Company issued non-interest bearing unsecured promissory notes to the Founding Stockholders of the Company totaling $200,000 on April 16 and April 25, 2005. The Notes were repaid in accordance with their terms on August 19, 2005 from the proceeds of the Offering.

NOTE E —RELATED PARTY TRANSACTIONS

The Company has agreed to pay Stone-Kaplan Investments, LLC, a company where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from August 15, 2005 through the acquisition date of a target business. Stone-Kaplan Investments, LLC has agreed to pay a portion of the aforementioned administrative fee to Arcade Partners LLC, a company where certain of the Founding Stockholders serve in executive capacities. From time to time, the Company retains the services of White Oak Aviation, a company solely owned by certain Founding Stockholders. For the quarter ended September 30, 2005 and for the period from inception to September 30, 2005, the amount paid to this entity was $11,829.

NOTE F—COMMITMENTS

The Company has engaged the representative of the underwriters to act as its investment banker in connection with a Business Combination. The Company has agreed to pay the representative a cash fee of $1,200,000 at the closing of the Business Combination for assisting the Company in structuring and negotiating the terms of the transaction.

Stone Arcade Acquisition Corporation
(a development stage company)

Notes to Unaudited Financial Statements — (Continued)

NOTE G—FOUNDING STOCKHOLDERS

The Founding Stockholders have agreed with the representative of the underwriters, that within the first 40 trading days after the separate trading of the warrants has commenced, they or certain of their affiliates will collectively purchase up to 3,500,000 warrants in the public marketplace at prices not to exceed $0.70 per warrant. They have further agreed that such warrants purchased by them or their affiliates will not be sold or transferred until the completion of a Business Combination.

NOTE H—COMMON STOCK RESERVED FOR ISSUANCE

At September 30, 2005, 43,000,000 shares of common stock were reserved for issuance upon exercise of warrants and the underwriter’s option.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

We were formed on April 15, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the paper, packaging, forest products and related industries. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

On August 19, 2005, we consummated our initial public offering of 20,000,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of September 14, 2005.

For the period from April 15, 2005 (inception) through September 30, 2005, we had net income of $258,311, derived from interest income less operating expenses.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $6,682,000, including underwriting discounts of approximately $6,000,000, were approximately $113,318,000. Of this amount, $110,854,000 is being held in the Trust Fund and the remaining $2,464,000 is being held outside of the Trust Fund. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through August 19, 2007, assuming that a business combination is not consummated during that time. From August 19, 2005 through August 19, 2007, we anticipate approximately $700,000 for expenses for the due diligence and investigation of a target business, $750,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination (including the costs of obtaining stockholder approval), an aggregate of $180,000 for the administrative fees payable to Stone-Kaplan Investments (a total of $7,500 per month for two years), $50,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $820,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer who also serves as our principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113,318,000, of which $110,854,000 (or $5.54 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of September 30, 2005, there was $111,276,341 held in the trust fund.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

(b)	Exhibits

31	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

32	18 U.S.C Section 1350 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

November 14, 2005	By:	/s/ Roger Stone
Roger Stone
Chairman of the Board and Chief Executive Officer