Form 10-K
period 2005-12-31
Stone Arcade Acquisition CORP
filed 2006-03-23
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 000-51444

Stone Arcade Acquisition Corporation
-------------------
Name of issuer as specified in its charter

c/o Stone-Kaplan Investments, LLC
One Northfield Plaza, Suite 480
Northfield, Illinois 60093
------------------------------------------------------------
(address of principal executive offices) (Zip Code)

Delaware	20-2699372
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Registrant's telephone number, including area code: (847) 441-0929

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐           Accelerated Filer ☐          Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer: $103,545,000 based upon the closing price of Issuer's Common Stock, $.0001 par value, as of December 30, 2005. This date was used because the Issuer’s common stock was not publicly traded at the end of its most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date; 25,000,000 at March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Part I

1.	Business	4
1A.	Risk Factors	9
2.	Properties	14
3.	Legal Proceedings	14
4.	Submission of Matters to a Vote of Security Holders	14

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
6.	Selected Financial Data	17
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures About Market Risks	19
8.	Financial Statements and Supplementary Data	19
9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	19
9A.	Controls and Procedures	19
9B.	Other Information	20

Part III

10.	Directors and Executive Officers of the Registrant	20
11.	Executive Compensation	21
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
13.	Certain Relationships and Related Transactions	23
14.	Principal Accountant Fees and Services	23

Part IV

15.	Exhibits and Financial Statement Schedules	24
16.	INDEX TO FINANCIAL STATEMENTS	F-1

Item 1. Business

Overview

We are a blank check company formed on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries. As used herein, the term “business combination” shall mean our initial acquisition of a target business in accordance with the terms described below, including the requirement that the target business have a fair market value that is at least 80% of our net assets at the time of the acquisition.

On August 19, 2005, we consummated our initial public offering of 20,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant will entitle the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $120,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113,236,000, of which $110,854,000 was deposited into a trust account and the remaining proceeds of $2,382,000 became available to be used to provide for business, legal and accounting due diligence for a prospective business combination and continuing operating expenses. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. As of December 31, 2005, there was approximately $111,965,034 including accrued interest receivable of $266,239, held in the trust fund.

We believe that companies involved in paper, packaging, forest products and related industries represent attractive acquisition targets for a number of reasons, including:

•
Numerous middle market acquisition candidates. Financial buyers, including several private equity firms, have recently purchased large portfolios of industry assets, and may be seeking liquidity by selective divestitures of certain assets. According to Thomson Financial, from January 1, 2004 to June 30, 2005, 43 merger and acquisition transactions with disclosed values were completed in the paper, packaging and forest products industries with an aggregate transaction value of $22.8 billion. In addition to divisional divestitures, standalone competitors in the size range being targeted by management include many medium-sized family-owned businesses which may consider sale or recapitalization transactions as a way to provide growth capital to the businesses or due to their owners’ desires to transition for personal reasons.

•
Industry economic environment. The North American paper and forest products industry is mature, and long-term demand and financial performance tend to correlate with changes in U.S. gross domestic product. Over the last several years, the industry has seen significant consolidation and disciplined capital management, resulting in improving industry fundamentals such as operating rates and capacity utilization.

The packaging industry includes paper as well as plastic products. According to the Freedonia Group, in 2003, the total demand for paper and plastic packaging, excluding corrugated boxes, was 44.1 billion pounds and is projected to grow to 57.3 billion pounds by 2013. According to Standard & Poors, the paper and forest products industry is among the largest in the U.S. with annual shipments of about $200 billion. The paper and paperboard segment typically accounts for about 85% of industry revenues, with wood products being the remainder. In 2003, total paper and paperboard production amounted to 88.4 million tons.

Roger Stone and Matthew Kaplan, our Chief Executive Officer and President, respectively, are parties to non-competition agreements expiring in July 2007 that prohibit their participation or significant share ownership in businesses engaged in the manufacture of corrugated packaging, containers or containerboard. The corrugated container business, which is primarily shipping containers (i.e. the brown or white boxes in which food and consumer products are shipped), comprises the largest segment of the packaging business. In 2003, corrugated box shipments were $22.1 billion, according to the Fibre Box Association or approximately 11% of annual shipments of paper and forest products. Accordingly, we may not be able to complete a business combination with a target company in this business segment. We believe, based upon management’s experience and analysis of available industry data, that the market size of the various industry segments within the paper, packaging, forest products and related industries are sufficiently large such that the excluded segment will have no material effect on our ability to find and complete such a combination.

Effecting a business combination

General

We are not presently engaged in, any substantive commercial business. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds from the offering are intended to be generally applied toward effecting a business combination as described in this Annual Report on Form 10-K, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable, which would subject us to the numerous risks inherent in such companies.

Sources of target businesses

We anticipate that our officers and directors as well as their affiliates will bring to our attention target business candidates. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers, together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation.

Target business candidates may also be brought to our attention by various unaffiliated sources, including investment bankers, venture capital funds, leveraged buyout funds, hedge funds, management buyout funds and other members of the financial community who are aware that we are seeking a business combination partner via public relations and marketing efforts, direct contact by management or other similar efforts and who may present solicited or unsolicited proposals. We have engaged Morgan Joseph & Co. to act as our investment banker in connection with a possible business combination and will pay Morgan Joseph & Co. a cash fee at the closing of the business combination for assisting us in structuring and negotiating the terms of the transaction of $1.2 million.

We may pay finders’ fees or compensation to other third parties for their efforts in introducing us to potential target businesses which we would negotiate at the time. Such payments, which are typically, although not always, calculated as a percentage of the dollar value of the transaction, could be paid to entities we engage for this purpose or ones that approach us on an unsolicited basis and while payment of finders’ fees is customarily tied to completion of a transaction (and certainly would be in the case of an unsolicited proposal), we may pay fees to a finder whether or not a business combination is consummated. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. In addition, none of our officers or directors will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with a business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;
•	cash flow potential;
•	growth potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry by competitors;
•	stage of development of the products, processes or services;
•	security measures employed to protect technology, trademarks or trade secrets;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary features and degree of intellectual property or other protection of the products, processes or services;
•	regulatory environment of the industry; and
•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our officers or directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Possible lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is likely that we will have the ability to effect only one, or perhaps two, business combinations. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. While it is our intention that our officers will devote their full efforts to our affairs subsequent to a business combination and that one or more of our directors will remain associated in some capacity with us following a business combination, the future role of our officers and directors in the target business cannot presently be stated with any certainty. Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate and agree to mutually acceptable employment terms in connection with any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. While it is possible that one or more of our non-officer directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the managers we hire will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for a business combination, all of our officers and directors have agreed to vote their respective shares of common stock owned by them immediately prior to the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased in the offering or in the open market; however, our officers and directors will vote such shares in favor of a business combination they present to the stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the public offering exercise their redemption rights.

Redemption rights

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the public offering. Without taking into any account interest earned on the trust account, the initial per-share redemption price would be $5.54, or $0.46 less than the per-unit offering price of $6.00. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of the trust fund. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of our initial business combination. Public stockholders who redeem their stock for their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete a business combination if public stockholders owning 20% or more of the shares sold in our public offering exercise their redemption rights.

Liquidation if no business combination

If we do not complete a business combination on or prior to February 19, 2007, or August 19, 2007 if the extension criteria described below have been satisfied, we will be dissolved and distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes payable), plus any remaining net assets. Messrs. Stone, Kaplan, Chapman, Furer and Rahman have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the public offering. In the event of such liquidation, there will be no distribution from the trust account with respect to our warrants (or any other warrants), which will all expire worthless.

If we were to expend all of the net proceeds of the offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.54, or $0.46 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Messrs. Stone, Kaplan, Chapman, Furer and Rahman have agreed pursuant to agreements with us and Morgan Joseph & Co. that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the public offering not held in the trust account at that time. We cannot assure you, however, that they would be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any other entity other than vendors. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $5.54, plus interest, due to claims of creditors. It is our intention that all vendors, prospective target businesses and other entities that we engage will execute agreements with us waiving any right to the monies held in the trust account. If any third party refused to execute an agreement waiving such claims, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where management does not believe it would be able to find a provider of required services willing to provide the waiver.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination on or prior to February 19, 2007, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so on or prior to August 19, 2007, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to redeem their respective shares for cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us. Further:

•	our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;
•	our obligation to redeem for cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and
•	our outstanding warrants and option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that to the extent that our target business is a privately held entity, our status as a well-financed public entity and the substantial industry experience of our officers may give us a competitive advantage over entities having a similar business objective as ours in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any minimum number of hours to our matters as the nature of identifying and negotiating with a target business may require extensive time commitments at certain stages and very little at others. However, these individuals intend to devote as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate as well as the stage of a potential business combination. We expect Messrs. Stone and Kaplan to devote an average of approximately 10 hours per week to our business during the target identification stage, and close to full time during due diligence and negotiation of a business combination. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk factors

Risks associated with our business

We are a development stage company with limited operating history and, accordingly, our stockholders do not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with limited operating results to date. During the year ended December 31, 2005, we incurred operating expenses in the aggregate amount of $221,100. We will not generate any revenues (other than interest income on the proceeds of our initial public offering) until, at the earliest, after the consummation of a business combination. Due to our limited operating history, our stockholders have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.

If we are unable to complete a business combination within the required time frame and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of the offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders would be less than $5.54 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where management does not believe it would be able to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Messrs. Stone, Kaplan, Chapman, Furer and Rahman, our officers and directors, severally, in accordance with their respective beneficial ownership interests in us will be personally liable to pay debts and obligations to vendors that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the offering not held in the trust account at that time. However, we cannot assure you that these individuals will be able to satisfy those obligations. Further, they will not be personally liable to pay debts and obligations to prospective target businesses if a business combination is not consummated with such prospective target businesses, or for claims from any entity other than vendors. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $5.54, plus interest (net of taxes payable), due to claims of such creditors.

Since we have not yet selected a target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business in which we may ultimately operate.

There is no current basis for our stockholders to evaluate the possible merits or risks of the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete a business combination which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our officers and directors;
•
could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating income and other resources after a business combination were insufficient to pay our debt obligations;
•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

At the time we seek stockholder approval of the initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such redemption rights, we may either need to reserve part of the trust fund for possible payment upon such redemption, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination within the required time frame.

We expect to encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout funds, hedge funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We are limited by the requirement that our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. This requirement prevents us from initially targeting smaller companies, even if we believe they are attractive candidates for acquisition.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering prove to be insufficient, either because of the size of the business combination or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we may be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our officers and directors own 22.0% of our issued and outstanding shares of common stock and may have considerable influence over the outcome of all matters requiring approval by our stockholders, including our initial business combination and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our officers and directors will continue to exert control at least until the consummation of a business combination.

Our current officers and directors may resign upon consummation of a business combination.

Upon consummation of a business combination, the role of our key personnel in the target business cannot presently be ascertained. Although it is presently contemplated that our Chairman and Chief Executive Officer and our President will remain associated in various capacities with the target business following a business combination, it is possible that the management of the target business at the time of the business combination will remain in place. Alternatively, we may recruit new management team members to join the target business. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate the same as part of any such combination. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, management may look unfavorably upon or reject a business combination with a potential target business whose owners refuse to retain members of our management post-business combination, thereby resulting in a conflict of interest. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers are parties to non-competition agreements that limits the types of companies we can target for a business combination and may make us a less attractive buyer to certain target companies.

Roger Stone, our Chairman and Chief Executive Officer, and Matthew Kaplan, our President, are parties to non-competition agreements that were entered into in connection with the sale of their most recent business, Box USA Holdings, Inc., to International Paper Company. These agreements, which expire in July 2007, prohibit our officers from participation in businesses engaged in the manufacture of corrugated packaging, containers or containerboard. This prohibition may limit our ability to consummate a business combination in certain sectors of the paper, packaging, forest products and related industries. To the extent that an entity we identify as a potential target manufactures corrugated packaging, containers or containerboard or has similar operations, such potential target may need to dispose of such operations as part of a business combination with us. If this occurs, it may make us a less attractive buyer for the entity and adversely impact our position among competing acquirors.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. While it is our executive officers’ intention to devote substantial business time to identifying potential targets and consummating a business combination, the amount of time devoted will vary depending on the stage of a potential business combination (i.e. from approximately 10 hours per week during target identification to substantially full time during due diligence and negotiations) and their other business affairs could in the future require them to devote more substantial amounts of time to such affairs, thereby limiting their ability to devote sufficient time to our affairs. This could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, after we complete a business combination, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Because we have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, although no compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent that such expenses exceed the available proceeds not deposited in the trust fund, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. Because none of our directors will be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions (other than with respect to units they purchased in the initial public offering or common stock they purchase in the aftermarket) upon our liquidation prior to a business combination. Additionally, they own warrants that will expire worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our officers’ and directors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not in the trust fund unless the business combination is consummated and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.

Our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the available proceeds not deposited in the trust fund unless the business combination is consummated. In such event, our officers and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses, with or without interest or other compensation, which if not agreed to by the target business’ owners, could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Risks associated with the paper, packaging, forest products and related industries

The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices of and the demand for a target company’s products could result in smaller profit margins and lower sales volumes.

Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for products in the paper, packaging, forest products and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most paper products and many wood products used in the packaging industry are commodities that are widely available from many producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for these commodity products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. The foregoing factors could materially and adversely impact sales and profitability of a target company with which we might seek a business combination.

Difficulty obtaining timber at favorable prices, or at all, may negatively impact companies in the packaging industry.

Wood fiber is the principal raw material in many parts of the packaging industry. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which a target company might operate. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and man made causes, thereby reducing supply and increasing prices.

Industry supply of commodity paper and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends. Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. Wood fiber pricing is subject to regional market influences, and the cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, the ability to obtain wood fiber from foreign countries may be impacted by legal and political conditions in that country as well as transportation difficulties.

An increase in the cost of purchased energy or chemicals would lead to higher manufacturing costs, thereby reducing margins.

Energy is a significant raw material in the paper, packaging, forest products and related industries. Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages. These fluctuations have historically impacted manufacturing costs of companies in these industries, often contributing to earnings volatility. Recent significant increases in energy prices can be expected to adversely impact businesses in these industries. In addition, a target company could be materially adversely impacted by supply disruptions.

Paper, packaging and forest products companies face strong competition.

The paper, packaging, forest products and related industries are highly fragmented, and a target company will face competition from numerous competitors, domestic as well as foreign. It is likely that some of a target company’s competitors will be large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency and/or lower operating costs than the target company.

Certain paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.

Companies in the paper, packaging, forest products and related industries are subject to possible declines in demand for their products as the use of alternative materials and technologies grows and the prices of such alternatives become more competitive. Any substantial shift in demand from wood and paper products to competing technologies or materials could result in a material decrease in sales of a target company’s products. While we would seek to have a target company adapt its product offerings to changes in market demand, we cannot assure you that any efforts will be successful or sufficient.

Packaging companies are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.

Companies in the packaging industry are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species habitats. A target company will in all likelihood incur substantial expenditures to maintain compliance with applicable environmental laws and regulations. Failure to comply with applicable environmental laws and regulations, could expose a target company to civil or criminal fines or penalties or enforcement actions, including orders limiting operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

Item 2. Properties

We maintain our executive offices at c/o Stone-Kaplan Investments, LLC, One Northfield Plaza, Suite 480, Northfield, IL 60093. Stone-Kaplan Investments has agreed to provide us with certain administrative, technology and secretarial services, as well as the use of certain limited office space at this location at a cost of $7,500 per month pursuant to a letter agreement between us and Stone-Kaplan Investments. Stone-Kaplan Investments uses a portion of the $7,500 monthly fee to pay Arcade Partners for overhead expenditures incurred on our behalf. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the $7,500 fee is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2005, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s units, common stock and warrants have been traded on the Over-the-Counter Bulletin Board under the symbols “SCDEU,” “SCDE” and “SCDEW,” respectively since August 16, 2005, September 14, 2005 and September 14, 2005, respectively. The following table sets forth the high and low bid information for the Company’s securities from the commencement of trading through December 31, 2005 as reported by the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter*	--	--	--	--	--	--
Second Quarter*	--	--	--	--	--	--
Third Quarter* (July 1 - August 15)	--	--	--	--	--	--
Third Quarter (August 16 - September 30)	$5.35	$5.00	$0.58	$0.35	$6.40	$5.95
Fourth Quarter	$5.40	$5.23	$0.59	$0.39	$6.50	$6.05

* No amounts are included as none of our securities commenced trading on the OTC Bulletin Board prior to August 16, 2004.

Number of Holders of Common Stock.

The number of holders of record of our common stock on March 16, 2006 was 6. However, the total number of beneficial holders is unknown as the majority of our common stock is held in street name through CEDE & Co.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2005. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

On April 16, 2005, we issued 5,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of $0.005 per share (giving retroactive effect to a 2-for-3 reverse stock split we effected in July 2005), as follows:

Name	Number of Shares	Relationship to us

Roger W. Stone	1,375,000	Chairman of the Board and Chief Executive Officer
Matthew Kaplan	1,375,000	President and Director
John M. Chapman	750,000	Director
Jonathan R. Furer	750,000	Director
Muhit U. Rahman	750,000	Director

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds of our Initial Public Offering.

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

We paid a total of $6,000,000 in underwriting discounts and commissions, and approximately $764,000 was paid for costs and expenses related to the public offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113,236,000, of which $110,854,000 (or $5.54 per unit sold in the offering) was deposited into a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

From August 15, 2005 through December 31, 2005, we used approximately $221,000 of the net proceeds that were not deposited into the trust fund to pay operating expenses that consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. As of December 31, 2005, there was $111,965,034 including accrued interest receivable of $266,239, held in the trust fund.

In addition, in April 2005, Messrs. Stone, Kaplan, Chapman, Furer and Rahman advanced a total of $200,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These loans were repaid on August 19, 2005 following the consummation of the public offering from the proceeds of the offering.

The net proceeds of the offering in the amount of $110,854,000 deposited into the trust fund have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Repurchases of Equity Securities.

None.

Item 6. Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Period from April 15, 2005 (Date of Inception) through December 31, 2005

Statement of Operations Data:
Operating expenses	$221,100
Other income	1,460,158
Net income	817,779
Interest income attributable to common stock subject to possible redemption (net of taxes of $97,601)	(189,462)
Net income allocable to common stockholders not subject to possible redemption	628,317
Basic and diluted net income per share	$0.05

As of December 31, 2005

Balance Sheet Data:
Cash and (including interest receivable of $266,239) short term investments held in trust fund	$111,965,034
Working capital	114,024,661
Total assets	114,305,614
Total stockholders’ equity	91,729,578

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview.

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

Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Period from April 15, 2005 (Date of Inception) to December 31, 2005.

For the period ended December 31, 2005 we earned net income after taxes of $817,779 ($628,317 after the deduction of $189,462 of net income attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account. Our operating expenses during the period were $221,100 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. We also provided for $421,279 in income taxes.

Liquidity and Capital Resources.

On August 19, 2005, we consummated our initial public offering of 20,000,000 units. Each unit consisted of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of September 14, 2005.

The net proceeds from the sale of our units, after deducting certain offering expenses of approximately $6,764,000, including underwriting discounts of approximately $6,000,000, were approximately $113,236,000. Of this amount, $110,854,000 was placed in the trust account and the remaining proceeds of $2,382,000 is being held outside of the trust account. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was approximately $111,965,034 including interest received and accrued interest receivable of $266,239, held in the trust fund. While we will likely use substantially all of the net proceeds of the public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination, to the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Commencing on August 15, 2005, we began incurring a fee of $7,500 per month for office space and certain other additional services from Stone-Kaplan Investments, LLC, an affiliate of Roger Stone and Matthew Kaplan. A portion of this fee is being paid to Arcade Partners, LLC, an affiliate of Messrs. Chapman, Furer and Rahman, for overhead expenses incurred in connection with our business. In addition, in April 2005, Stone, Kaplan, Chapman, Furer and Rahman advanced a total of $200,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These loans were repaid following our initial public offering from the proceeds of the offering.

We have engaged Morgan Joseph & Co. to act as our investment banker in connection with our business combination and will pay Morgan Joseph & Co. a cash fee at the closing of our business combination for assisting us in structuring and negotiating the terms of the transaction of $1.2 million.

At the time we seek stockholder approval of our initial business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the amount in the trust account (calculated as of two business days prior to the consummation of the proposed business combination), inclusive of any interest, net of taxes payable, divided by the number of shares sold in the public offering. We may effect a business combination if public stockholders owning up to approximately 19.99% of the shares sold in the offering vote against the business combination and exercise their redemption rights. In accordance with the Terms of the Offering 3,998,000 shares of common stock are subject to possible redemption. Accordingly, at December 31, 2005, $22,349,177 of the net proceeds from the offering, inclusive of interest, but net of taxes have been classified as common stock subject to possible redemption in the Company's balance sheet.

We believe we will have sufficient available funds outside of the trust account to operate through August 19, 2007, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Off-Balance Sheet Arrangements.

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations.

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of our management, including our Chief Executive Officer who also serves as our principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2006 and continue in 2007 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None .

PART III

Item 10. Directors and Executive Officers of the Company

Our current directors and executive officers are as follows:

Name	Age	Position

Roger W. Stone	71	Chairman of the Board and Chief Executive Officer
Matthew Kaplan	49	President, Secretary and Director
John M. Chapman	45	Director
Jonathan R. Furer	49	Director
Muhit U. Rahman	49	Director

Roger W. Stone has been our Chairman of the Board since our inception. Mr. Stone has been Manager of Stone-Kaplan Investments, LLC, a private investment company, since July 2004. He was Chairman and Chief Executive Officer of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of that company in July 2004. Mr. Stone was Chairman, President and Chief Executive Officer of Stone Container Corporation, a multinational paper company primarily producing and selling pulp, paper and packaging products, from March 1987 to November 1998 when Stone Container Corporation merged with Jefferson Smurfit Corporation, at which time he became President and Chief Executive Officer of Smurfit-Stone Container Corporation until March 1999. Mr. Stone has served on the board of directors of McDonald’s Corporation since 1989. Mr. Stone received a B.S. in Economics from the Wharton School at the University of Pennsylvania. Mr. Stone is the father-in-law of Matthew Kaplan.

Matthew Kaplan has been our President and a member of our board of directors since our inception. Mr. Kaplan has been Manager of Stone-Kaplan Investments, LLC, a private investment company, since July 2004. He was President, Chief Operating Officer and a director of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of the company in July 2004. Mr. Kaplan began his career at Stone Container Corporation in 1979 and was serving as its Senior Vice President and General Manager of North American Operations when Stone Container Corporation merged with Jefferson Smurfit Corporation in November 1998. He was Vice President/ General Manager Container Division with Smurfit-Stone Container Corporation until March 1999. Mr. Kaplan received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from the University of Chicago. Mr. Kaplan is the son-in-law of Roger W. Stone.

John M. Chapman has been a member of our board of directors since our inception. Mr. Chapman is a co-founder and has been a managing member of Arcade Partners LLC, a private equity firm since November 2003. Since January 2004, he has been a Managing Director of Washington & Congress Managers, a private equity firm. From March 1990 through December 2003, he was employed by Triumph Capital Group, Inc, a private equity firm, last serving as a Managing Director. Mr. Chapman received a B.A. from Bates College and an M.B.A. from the Tuck School of Business at Dartmouth College.

Jonathan R. Furer has been a member of our board of directors since our inception. Mr. Furer is a co-founder and has been a managing member of Arcade Partners LLC since November 2003. Since January 2004, he has been a Managing Director of Washington & Congress Managers. From March 2000 through December 2003, he was a Managing Director of Triumph Capital Group, Inc. From December 1998 until February 2000, he was a Managing Director of MG Group, LLC, a private equity firm he co-founded. Mr. Furer received a B.B.A. from George Washington University.

Muhit U. Rahman has been a member of our board of directors since our inception. Mr. Rahman is a co-founder and has been a managing member of Arcade Partners LLC since November 2003. Since January 2004, he has been a Managing Director of Washington & Congress Managers. From November 1993 through December 2003, he was a Managing Director of Triumph Capital Group. Mr. Rahman received a B.S. from Yale University and an M.B.A. from the Anderson School of Management at UCLA.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Muhit Rahman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Matthew Kaplan and John Chapman, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Roger Stone and Jonathan Furer, will expire at the third annual meeting. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2005, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics.

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees.

We are currently listed on the OTC Bulletin Board and are not required to have an audit committee, nominating committee or a compensation committee. The board of directors intends to establish an audit committee upon the consummation of a business combination and will evaluate establishing other committees at such time.

Item 11. Executive Compensation

No executive officer received any cash compensation for services rendered during the year ended December 31, 2005. Until the acquisition of a target business, we will pay Stone-Kaplan Investments LLC, an affiliate of Roger Stone and Matthew Kaplan, a fee of $7,500 per month for providing us with certain administrative, technology and secretarial services, as well as the use of certain limited office space in Northfield, IL. A portion of this fee will be paid to Arcade Partners LLC, an affiliate of John Chapman, Jonathan Furer and Muhit Rahman, for overhead costs incurred on our behalf. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.

However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 21, 2006, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percentage of Outstanding Common Stock
Roger W. Stone (1)	1,875,000	7.5%
Matthew Kaplan (1)	1,375,000	5.5%
John M. Chapman (2)	750,000	3.0%
Jonathan R. Furer (3)	750,000	3.0%
Muhit U. Rahman (4)	750,000	3.0%
Amaranth LLC (5)	2,089,800	8.4%
Amaranth Advisors L.L.C.(5)	2,089,800	8.4%
Nicholas M. Maounis (5)	2,089,800	8.4%
Sapling, LLC (6)	1,437,726	5.8%
Fir Tree Recovery Master Fund, L.P. (6)	708,774	2.8%
Elm Ridge Capital Management LLC (7)	1,980,000	7.9%
Ronald Gutfleish (7)	1,980,000	7.9%
All directors and executive officers as a group (5 individuals)	5,500,000	22.0%
* Does not include shares of common stock issuable upon exercise of warrants that are not exercisable in the next 60 days.

(1) The business address of each of such individuals is c/o Stone Kaplan Investments, LLC, One Northfield Plaza, Suite 480, Northfield, IL 60093.
(2) The business address of such individual is c/o Arcade Partners LLC, 62 LaSalle Road, Suite 304, West Hartford, CT 06107.
(3) The business address of such individual is 45 Park St., Tenafly, NJ 07670.
(4) The business address of such individual is 8550 Willow Run Court, Cincinnati, OH 45243
(5) Derived from a Schedule 13G/A filed on February 10, 2006 by Amaranth LLC, Amaranth Advisors LLC and Nicholas M. Maounis (the “Reporting Persons”), supplementing and amending a jointly filed Schedule 13G on September 19, 2005. As reported in the Schedule 13G/A, the Reporting Persons share voting and dispositive power over the shares of Common Stock. Amaranth Advisors LLC is the trading advisor for Amaranth LLC and has been granted investment discretion over portfolio investments, including shares of the Company’s common stock held by it. Mr. Maounis is managing member of Amaranth Advisors and may, by virtue of his position, be deemed to have power to direct the vote and disposition of the common stock held by Amaranth.
(6) Derived from a jointly filed Schedule 13G on August 25, 2005 by Sapling, LLC and Fir Tree Recovery Master fund, L.P. Fir Tree, Inc., a New York corporation, is the investment manager of both Sapling and Fir Tree Recovery.
(7) Derived from a Schedule 13G filed on August 26, 2005 by Elm Ridge Capital Management LLC and Ronald Gutfleish. As reported in the Schedule 13G, Elm Ridge and Mr. Gutfleish share voting and dispositive power over the shares of Common Stock. As reported in the Schedule 13G, Mr. Gutfleish is the managing member of two limited liability companies which each manage one or more private investment funds that hold the Company’s shares of common stock. Mr. Gutfleish disclaims beneficial ownership in the common stock, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions

On April 16, 2005, we issued 5,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of $0.005 per share (giving retroactive effect to a 2-for-3 reverse stock split we effected in July 2005), as follows:

Name	Number of Shares	Relationship to us

Roger W. Stone	1,375,000	Chairman of the Board and Chief Executive Officer
Matthew Kaplan	1,375,000	President and Director
John M. Chapman	750,000	Director
Jonathan R. Furer	750,000	Director
Muhit U. Rahman	750,000	Director

The holders of the majority of these shares are entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Stone-Kaplan Investments, LLC, an affiliate of Roger Stone and Matthew Kaplan makes available to us certain administrative, technology and secretarial services, as well as the use of certain limited office space in Northfield, Illinois, as we may require from time to time. We pay Stone-Kaplan Investments, LLC $7,500 per month for these services, a portion of which is to be paid to Arcade Partners LLC, an affiliate of John Chapman, Jonathan Furer and Muhit Rahman. These individuals are each managing members of their respective entities and, as a result, will benefit from the transaction to the extent of their interest this entity. However, this arrangement is solely for our benefit and is not intended to provide these individuals compensation in lieu of a salary.

In April 2005, Messrs. Stone, Kaplan, Chapman, Furer and Rahman advanced a total of $200,000 to us to cover expenses related to our initial public offering. The loans were repaid without interest upon completion of our initial public offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case, who had access, at our expense, to our attorneys or independent legal counsel.

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2005, our principal independent auditor was Eisner LLP, the services of which were provided in the following categories and amount:

Audit Fees.

The aggregate fees billed by Eisner LLP for professional services rendered for the audit of the Company's balance sheet at August 19, 2005 included in our Current Report on Form 8-K, for the review of the financial statements included in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 and for services performed in connection with the Company's registration statement on Form S-1 filed in 2005, were $40,500.

Audit Related Fees.

Other than the fees described under the caption "Audit Fees" above, Eisner LLP did not bill any fees for services rendered to us during fiscal year 2005 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees.

There were no fees billed by Eisner LLP for professional services rendered during the fiscal year ended December 31, 2005 for tax compliance, tax advice, and tax planning.

All Other Fees.

There were no fees billed by Eisner LLP for other professional services rendered during the fiscal year ended December 31, 2005.

Pre-Approval of Services.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

An index to Consolidated Financial Statements appears on page F-1.

(b) Exhibits.

The following Exhibits are filed as part of this report

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders. (1)

10.2	Form of Promissory Note issued to each of Roger Stone, Matthew Kaplan, John Chapman, Jonathan Furer and Muhit Rahman. (1)

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.4	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.5	Form of Letter Agreement between Stone-Kaplan Investments LLC and Registrant regarding administrative support. (1)

10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.7	Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc. (1)

31	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

March 23, 2006	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 23, 2006	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

March 23, 2006	By: /s/ Matthew Kaplan
Matthew Kaplan, President, Secretary and Director

March 23, 2006	By: /s/ John M. Chapman
John M. Chapman, Director

March 23, 2006	By: /s/ Jonathan R.Furer
Jonathan R. Furer, Director

March 23, 2006	By: /s/ Muhit U. Rahman
Muhit U. Rahman, Director

STONE ARCADE ACQUISITION CORP.
(a development state company)

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Stone Arcade Acquisition Corporation

We have audited the accompanying balance sheet of Stone Arcade Acquisition Corporation (a development stage company) (the “Company”) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 15, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stone Arcade Acquisition Corporation as of December 31, 2005 and the results of its operations and its cash flows for the period from April 15, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
Eisner LLP

New York, New York
March 9, 2006

F-2

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Balance Sheet
December 31, 2005

ASSETS
Current assets:
Cash	$2,157,611
Short-term investments held in trust fund (including interest receivable of $266,239) (fair value $112,001,836)	111,965,034
Prepaid insurance	122,500
Other prepaid expenses	6,375

Total current assets	114,251,520

Deferred income tax benefits	54,094

Total assets	$114,305,614

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$76,486
Income tax payable - current	59,852
Deferred income tax	90,521

Total current liabilities	226,859

Common stock, subject to possible redemption - 3,998,000 shares	22,159,715
Interest income attributable to common stock subject to possible redemption
(net of taxes of $97,601)	189,462

Total common stock, subject to possible redemption	22,349,177

Commitments and contingencies (Note G)

Stockholders’ equity:
Preferred stock - $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 175,000,000 shares authorized; 25,000,000 shares
issued and outstanding (including 3,998,000 shares subject to possible redemption)	2,500
Additional paid-in capital	91,098,761
Income accumulated during the development stage	628,317

Total stockholders' equity	91,729,578

$114,305,614

See notes to financial statements	F-3

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Statement of Operations
For the Period From April 15, 2005 (Date of Inception) Through December 31, 2005

Expenses:
Operating costs	$221,100

Other income:
Bank interest	24,124
Interest on cash and short term investments held in trust	1,436,034

Total other income	1,460,158

Income before provision for income taxes	1,239,058
Provision for income taxes:
Current	(384,852)
Deferred	(36,427)

Net income for the period	817,779
Interest income attributable to common stock subject to possible redemption (net of taxes of $97,601)	(189,462)

Net income allocable to common stockholders not subject to possible redemption	$628,317

Weighted average number of shares outstanding:
Basic	15,307,692
Diluted	16,547,715

Net income per share:
Basic	$.05
Diluted	$.05

Weighted average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	13,247,185
Diluted	14,487,208

Net income per share subject to possible redemption:
Basic	$.05
Diluted	$.04

See notes to financial statements	F-4

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Statement of Changes in Stockholders' Equity
For the Period From April 15, 2005 (Date of Inception) Through December 31, 2005

				Income
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance - April 15, 2005 (date of inception)	0	$0	$0	$0	$0
Initial capital from founding stockholders	5,000,000	500	24,500		25,000
Sale of 20,000,000 units and underwriter's
option (including 3,998,000 shares of common stock subject to possible redemption), net of underwriter’s discount and offering expenses	20,000,000	2,000	113,233,976		113,235,976
Reclassification as a result of 3,998,000
shares of common stock being subject
to possible redemption			(22,159,715)		(22,159,715)
Accretion of trust fund relating to common
stock subject to possible redemption				$(189,462)	(189,462)
Net income for the period				817,779	817,779

Balance - December 31, 2005	25,000,000	$2,500	$91,098,761	$628,317	$91,729,578

See notes to financial statements	F-5

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Statement of Cash Flows
For the Period From April 15, 2005 (Date of Inception) Through December 31, 2005

Cash flows used in operating activities:
Net income	$817,779
Changes in:
Prepaid insurance	(122,500)
Interest receivable on short-term investments	(266,239)
Other prepaid expenses	(6,375)
Accrued expenses	76,486
Income taxes payable - current	59,852
Income taxes payable - deferred	36,427

Net cash provided by operating activities	595,430

Cash flows used in investing activities:
Purchase of U.S. Government Securities held in Trust Fund	(556,765,009)
Maturities of U.S. Government Securities held in Trust Fund	445,066,214

Net cash used in investing activities	(111,698,795)

Cash flows provided by financing activities:
Proceeds from public offering, net of expenses	113,235,876
Proceeds from sale of common stock to founding stockholders	25,000
Proceeds from notes payable to stockholders	200,000
Repayment of notes to stockholders	(200,000)
Proceeds from issuance of underwriter’s option	100

Net cash provided by financing activities	113,260,976

Net increase in cash	2,157,611
Cash - beginning of period	0

Cash - end of period	$2,157,611

Supplemental disclosure of noncash activities:
Reclassification of common stock subject to possible redemption	$22,159,715
Accretion of trust fund relating to common stock subject to possible redemption	189,462

Cash paid during the period:
Federal income taxes	$325,000

See notes to financial statements	F-6

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Notes to Financial Statements
December 31, 2005

Note A - Organization, Business Operations and Subsequent Events

Stone Arcade Acquisition Corporation (the "Company') was incorporated in Delaware on April 15, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination ("Business Combination") of an operating business in the paper, packaging, forest products and related industries. The Company has neither engaged in any operations nor generated operating revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company's initial public offering (the "Offering") was declared effective on August 15, 2005. The Company consummated the Offering on August 19, 2005 and received net proceeds of approximately $113,236,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $111,965,034 including interest received and accrued less estimated tax payments of $325,000 is being held in a trust account ("Trust Fund") and invested in government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Fund as described below. The interest income is subject to additional taxes incurred, but not yet paid, as of December 31, 2005. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20 percent or more of the shares issued in the Offering vote against the Business Combination and elect to redeem their shares, the Business Combination will not be consummated. If holders of less than 20 percent of the shares issued in the Offering vote against the Business Combination and elect to have their shares redeemed, the Business Combination will be consummated and the shares of such holders will be redeemed at the net offering price, $5.54, plus interest income allocable to such shares, net of income taxes. The number of shares subject to possible redemption is 3,998,000. At December 31, 2005, the Company has classified $22,349,177 of the net proceeds from the Offering plus interest, but net of taxes, as common stock subject to possible redemption in the accompanying balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the "Acquisition period"), the proceeds held in the Trust Fund will be distributed to the Company's public stockholders, excluding the persons who were stockholders prior to the Offering (the "Founding Stockholders") to the extent of their initial stock holdings. However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of common stock they acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

Note B - Summary of Significant Accounting Policies

[1]	Cash and cash equivalents:

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

[2]	Earnings per common share:

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Notes to Financial Statements
December 31, 2005

Note B - Summary of Significant Accounting Policies (continued)

[3]	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

[4]	Income taxes:

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Note C - Initial Public Offering

On August 19, 2005, the Company sold 20,000,000 units ("Units"). Each Unit consisted of one share of the Company's common stock, $.0001 par value, and two warrants ("Warrants"). Each Warrant entities the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each warrant is exercisable on the later of (a) the completion of a Business Combination or (b) August 15, 2006, and expires on August 15, 2009. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid the underwriters an underwriting discount of 5 percent of the gross proceeds of the Offering. The Company also issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the prospectus, except that the exercise price of the warrants included in the underwriters' purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a business combination or one year from the date of the Offering, expires five years from the date of the Offering, and may be exercised on a cashless basis. The option may not be sold, transferred, assigned, pledged or hypothecated until August 16, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners.

The holders of the option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the Offering with respect to registration of the securities directly and indirectly issuable upon exercise of the option. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances, including issuances of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances at a price below its exercise price.

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Notes to Financial Statements
December 31, 2005

Note C - Initial Public Offering (continued)

The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $980,000, using an expected life of four years, volatility of 23.9 percent, and a risk-free rate of 3.93 percent. However, because the Units did not have a trading history, the volatility assumption was based on information available to management. The volatility estimate was derived using five-year historical stock prices for the nine companies in the Standard and Poor's Supercomposite Paper Packaging Index. The Company believes the volatility estimate calculated from this index is a reasonable benchmark to use in estimating the expected volatility of the units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities. Although an expected life of four years was used in this calculation, if the Company does not consummate a Business Combination within the prescribed time period and liquidates, the option will become worthless.

The Company accounted for this purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders' equity. Accordingly there was no impact in the Company's financial position or results of operations except for the recording of the $100 proceeds from the sale.

In accordance with a commitment entered into in connection with the Offering, the Founding Stockholders have purchased 3,500,000 warrants in the public marketplace. They have further agreed that warrants purchased by them or their affiliates will not be sold or transferred until the completion of a Business Combination.

Note D - Income Taxes

The provision for income taxes for the period ended December 31, 2005 consists of the following:

Current	$384,852
Deferred	36,427

Total	$421,279

Deferred tax assets and liabilities at December 31, 2005 consist of the following:

Deferred tax assets - start up costs	$54,094
Deferred tax liability - accrued interest receivable	(90,521)

Net deferred tax liability	$(36,427)

Note E - Notes Payable to Stockholders

The Company issued non-interest bearing unsecured promissory notes to the Founding Stockholders of the Company totaling $200,000 on April 16 and April 25, 2005. The Notes were repaid in accordance with their terms on August 19, 2005 from the proceeds of the Offering.

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Notes to Financial Statements
December 31, 2005

Note F - Related-Party Transactions

The Company has agreed to pay Stone-Kaplan Investments, LLC, an entity where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from August 15, 2005 through the acquisition date of a target business. Stone-Kaplan Investments LLC has agreed to pay a portion of the aforementioned administration fee to Arcade Partners LLC, a company where certain of the Founding Stockholders serve in executive capacities. From time to time the Company retains the services of White Oak Aviation, a company solely owned by certain Founding Stockholders. For the period from inception to December 31, 2005, the amount paid to this entity was $11,829.

The Founding Stockholders have agreed with the Company and the underwriters that if the Company liquidates prior to the consummation of a Business Combination, they will be personally liable to pay debts and obligations to vendors that are owed money by the Company for services rendered or products sold to us in excess of the net proceeds not held in the trust account at that time.

Note G - Commitments

The Company has engaged the representative of the underwriters to act as its investment banker in connection with a Business Combination. The Company has agreed to pay the representative a cash fee of $1,200,000 at the closing of the Business Combination for assisting the Company in structuring and negotiating the terms of the transaction.

Note H - Common Stock Reserved for Issuance

At December 31, 2005, 43,000,000 shares of common stock were reserved for issuance upon exercise of warrants and the underwriter's option.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended. (1)

3.2	By-laws.(1)

4.1	Specimen Unit Certificate.(1)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders. (1)

10.2	Form of Promissory Note issued to each of Roger Stone, Matthew Kaplan, John Chapman, Jonathan Furer and Muhit Rahman. (1)

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

STONE ARCADE ACQUISITION CORPORATION
(a development stage company)

Notes to Financial Statements
December 31, 2005

10.4	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.5	Form of Letter Agreement between Stone-Kaplan Investments LLC and Registrant regarding administrative support. (1)

10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.7	Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc. (1)

31	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

(1) Incorporated by reference to Registration Statement on Form S-1 (File No. 333-124601)

