Form 10-Q
period 2006-03-31
Stone Arcade Acquisition CORP
filed 2006-05-12
CIK 1325281

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 25,000,000 shares of the Registrant’s Common Stock issued and outstanding on May 12, 2006.

Stone Arcade Acquisition Corporation Index to Form 10-Q

PART I.- FINANCIAL INFORMATION

Item 1. -   FINANCIAL STATEMENTS (UNAUDITED)

Stone Arcade Acquisition Corporation
(a development stage company)

Condensed Balance Sheet

	March 31	December 31
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$2,614,317	$2,157,611
Cash and investments, held in trust	112,574,790	111,965,034
Prepaid expenses	77,325	128,875
Total current assets	115,266,432	114,251,520
Deferred income taxes	126,676	74,161
Total assets	$115,393,108	$114,325,681

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$613,580	$156,405
Deferred income taxes	9,351	90,521
Total current liabilities	622,931	246,926

Common stock, subject to possible redemption — 3,998,000 shares	22,159,715	22,159,715
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $177,790)	345,121	189,462
	22,504,836	22,349,177

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock – $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock – $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued and outstanding (including 3,998,000 shares of common stock subject to possible redemption)	2,500	2,500
Additional paid-in capital	91,098,761	91,098,761
Income accumulated during the development stage	1,164,080	628,317
Total stockholders’ equity	92,265,341	91,729,578
Total liabilities and stockholders’ equity	$115,393,108	$114,325,681

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation
(a development stage company)

Condensed Statement of Operations (unaudited)

		Accumulated
	Three	Inception
	Months Ended	Through
	March 31	March 31
	2006	2006
Cost and expenses:
Operating expenses	$154,457	$375,557

Other income:
Bank interest	27,235	51,359
Interest income	1,179,830	2,615,864
Total other income	1,207,065	2,667,223
Income before provision for income taxes:	1,052,608	2,291,666

Provision for income taxes:
Current	494,871	899,790
Deferred	(133,685)	(117,325)
Total provision for income taxes	361,186	782,465
Net income	691,422	1,509,201

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(155,659)	(345,121)
Net income allocable to holders of non-redeemable common stock	$535,763	$1,164,080

Weighted-average number of shares outstanding:
Basic	25,000,000	17,800,000
Diluted	28,768,116	19,783,764

Earnings per share:
Basic	$0.03	$0.08
Diluted	$0.02	$0.08

Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	21,002,000	15,241,280
Diluted	24,770,116	17,225,044

Earnings per share exclusive shares and related deferred interest subject to possible redemption:
Basic	$0.03	$0.08
Diluted	$0.02	$0.07

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation
(a development stage company)

Condensed Statement of Cash Flows (unaudited)

		Accumulated
	Three	Inception
	Months Ended	Through
	March 31	March 31
	2006	2006
Operating activities
Net income	$691,422	$1,509,201
Changes in:
Interest receivable on short-term investments	238,734	(27,505)
Prepaid expenses	51,550	(77,325)
Accrued expenses	457,175	613,580
Deferred income taxes	(133,685)	(117,325)
Net cash provided by operating activities	1,305,196	1,900,626

Investing activities
Purchase of US Government Securities held in trust	(451,089,490)	(1,007,854,499)
Maturities of US Government Securities held in trust	450,241,000	895,307,214
Net cash used in investing activities	(848,490)	(112,547,285)

Cash flows provided by financing activities
Proceeds from public offering, net of expenses	—	113,235,876
Proceeds from sale of common stock to founding shareholders	—	25,000
Proceeds from notes payable to stockholders	—	200,000
Repayment of notes to stockholders	—	(200,000)
Proceeds from issuance of underwriters’option	—	100
	—	113,260,976

Net increase in cash	456,706	2,614,317
Cash – beginning of period	2,157,611	—
Cash – end of period	$2,614,317	$2,614,317

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation
(a development stage company)
Notes to Condensed Unaudited Financial Statements

Note A. Basis of Presentation, Use of Estimates and Reclassifications

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending  December 31, 2006.

The condensed balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Stone Arcade Acquisition Corporation

(a development stage company)

Notes to Condensed Unaudited Financial Statements (continued)

For further information, refer to the financial statements and footnotes thereto included in Stone Arcade Acquisition Corporation’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified in order to conform to current year presentation.

Note B. Organization, Business Operations and Subsequent Events

Stone Arcade Acquisition Corporation was incorporated in Delaware on April 15, 2005. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (Business Combination) of an operating business in the paper, packaging, forest products and related industries. The Company has neither engaged in any operations nor generated operating revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the Offering) was declared effective on August 15, 2005. The Company consummated the Offering on August 19, 2005 and received net proceeds of approximately $113,236,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Of the net proceeds, $112,574,790, including interest earned of $2,615,864, less operating expenses and taxes, is being held in a trust account (Trust Fund) and invested in government securities until the earlier of: (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Fund as described below.

The interest income is subject to additional taxes incurred, but not yet paid, as of March 31, 2006. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20 percent or more of the shares issued in the Offering vote against the Business Combination and elect to redeem their shares, the Business Combination will not be consummated. If a majority of the shares voted at the meeting by public stockholders are voted in favor of the Business Combination and holders of less than 20 percent of the shares issued in the Offering vote against the Business Combination and elect to have their shares redeemed, the Business Combination will be consummated and the shares of such holders will be redeemed at the net offering price, approximately $5.54, plus interest income allocable to such shares, net of income taxes. The number of shares subject to possible redemption is approximately 3,998,000. At March 31, 2006, the Company has classified approximately $22,504,836 of the net proceeds from the Offering inclusive of interest, but net of taxes, as common stock subject to possible redemption in the accompanying balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (the Acquisition period), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders, excluding the persons who were stockholders prior to the Offering (the Founding Stockholders) to the extent of their initial stock holdings. However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of common stock they acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

Note C. Initial Public Offering

On August 19, 2005, the Company sold 20,000,000 units (Units). Each Unit consisted of one share of the Company’s common stock, $.0001 par value, and two warrants (Warrants). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each warrant is exercisable on the later of: (a) the completion of a Business Combination or (b) August 15, 2006, and expires on August 15,

Stone Arcade Acquisition Corporation

(a development stage company)

Notes to Condensed Unaudited Financial Statements (continued)

2009. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid the underwriters an underwriting discount of five percent of the gross proceeds of the Offering. The Company also issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the prospectus, except that the exercise price of the warrants included in the underwriters’ purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a business combination or one year from the date of the Offering, expires five years from the date of the Offering, and may be exercised on a cashless basis. The option may not be sold, transferred, assigned, pledged or hypothecated until August 16, 2006. However, the option may be transferred to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners.

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

The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $980,000. The Company accounted for this purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. Accordingly there was no impact in the Company’s financial position or results of operations except for the recording of the $100 proceeds from the sale.

In accordance with a commitment entered into in connection with the Offering, the Founding Stockholders have purchased 3,500,000 warrants in the public marketplace. They have further agreed that warrants purchased by them or their affiliates will not be sold or transferred until the completion of a Business Combination.

Note D. Related-Party Transactions

The Company has agreed to pay Stone-Kaplan Investments, LLC, an entity where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from August 15, 2005 through the acquisition date of a target business. Stone-Kaplan Investments LLC has agreed to pay a portion of the aforementioned administration fee to Arcade Partners LLC, a company where certain of the Founding Stockholders serve in executive capacities. From time to time the Company retains the services of White Oak Aviation, a company solely owned by certain Founding Stockholders. For the quarter ended March 31, 2006, the amount paid to this entity was $22,500.

The Founding Stockholders have agreed with the Company and the underwriters that if the Company liquidates prior to the consummation of a Business Combination, they will be personally liable to pay debts and obligations to vendors that are owed money by the Company for services rendered or products sold to us in excess of the net proceeds not held in the trust account at that time.

Stone Arcade Acquisition Corporation

(a development stage company)

Notes to Condensed Unaudited Financial Statements (continued)

Note E. Commitments and Contingencies

The Company has engaged the representative of the underwriters to act as its investment banker in connection with a Business Combination. The Company has agreed to pay the representative a cash fee of $1,200,000 at the closing of the Business Combination for assisting the Company in structuring and negotiating the terms of the transaction.

Note F. Common Stock Reserved for Issuance

At March 31, 2006, 43,000,000 shares of common stock were reserved for issuance upon exercise of warrants and the underwriter’s option.

Item 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

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

Critical Accounting Policies

Use of Estimates

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

Results of Operations for the Quarter Ending March 31, 2006

For the quarter ending March 31, 2006 we earned net income after taxes of $535,763 ($691,422 before the deduction of $155,659 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account. Our operating expenses during the period were $154,457 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. We also provided for $361,186 in income taxes.

Liquidity and Capital Resources

We have had no material changes in liquidity and capital resources in the three-month period ended March 31, 2006.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Item 3. -   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 4. -   CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer who also serves as our principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. -   LEGAL PROCEEDINGS

None.

Item 1A. - RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

From January 1, 2006 through March 31, 2006, we used approximately $154,457 of the net proceeds that were not deposited into the trust fund to pay operating expenses that consisted primarily of expenses related to pursuing a business combination, professional fees and monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. As of March 31, 2006, there was $112,574,790, including accrued interest receivable of $27,505, held in the trust fund.

The net proceeds of the offering in the amount of $110,854,000 deposited into the trust fund have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

Item 3. -   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. -   OTHER INFORMATION

None.

Item 6. -   EXHIBITS

(b)	Exhibits

	31	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

	32	18 U.S.C Section 1350 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

May 12, 2006	By:	/s/ Roger Stone
Roger Stone
Chairman of the Board and Chief Executive Officer