Form 10-Q
period 2006-06-30
Stone Arcade Acquisition CORP
filed 2006-08-14
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006.

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

There were 25,000,000 shares of the Registrant’s Common Stock issued and outstanding on August 11, 2006.

Stone Arcade Acquisition Corporation Index to Form 10-Q

i

Stone Arcade Acquisition Corporation
(a development stage company)
Condensed Consolidated Balance Sheet

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash	$1,427,509	$2,157,611
Cash and investments, held in trust	113,608,480	111,965,034
Prepaid expenses	24,500	128,875
Total current assets	115,060,489	114,251,520
Acquisition cost	1,046,450	—
Deferred income taxes	222,288	54,094
Total assets	$116,329,227	$114,305,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$876,668	$136,338
Deferred income taxes	42,058	90,521
Total current liabilities	918,726	226,859

Common stock, subject to possible redemption-3,998,000 shares	22,159,715	22,159,715
Interest income attributable to common stock subject to possible redemption (net of taxes of $266,050 and $97,061 at June 30, 2006 and December 31, 2005, respectively)	516,451	189,462
	22,676,166	22,349,177
Commitments and contingencies (Note E)

Stockholders’ equity
Preferred stock $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued and outstanding (including 3,998,000 shares subject to possible redemption)	2,500	2,500

Additional paid-in capital	91,098,761	91,098,761
Income accumulated during the development stage	1,633,074	628,317
Total stockholders’ equity	92,734,335	91,729,578
Total liabilities and stockholders’ equity	$116,329,227	$114,305,614

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

			Inception	Accumulated
	Three Months	Six Months	(April 15, 2005	Inception
	Ended	Ended	Through	Through
	June 30, 2006	June 30, 2006	June 30, 2005)	June 30, 2006
Cost and expenses:
Operating expenses	$363,711	$518,168	$1,000	$739,268

Other income:
Bank interest	21,128	48,363	—	72,503
Interest on cash and cash equivalents held in trust	1,298,603	2,478,433	—	3,914,451
Total other income	1,319,731	2,526,796	—	3,986,954
Income (loss) before provision for income taxes:	956,020	2,008,628	(1,000)	3,247,686
Provision for income taxes:
Current	378,601	873,472	—	1,258,324
Deferred	(62,905)	(196,590)	—	(160,163)
Total provision for income taxes	315,696	676,882	—	1,098,161
Net income (loss)	640,324	1,331,746	(1,000)	2,149,525
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(171,330)	(326,989)	—	(516,451)

Net income (loss) allocable to holders of nonredeemable common stock	$468,994	$1,004,757	$(1,000)	$1,633,074
Weighted-average number of shares outstanding:
Basic	25,000,000	25,000,000	5,000,000	19,285,714
Diluted	29,221,825	29,028,777	5,000,000	21,788,321
Earnings per share:
Basic	$0.03	$0.05	$—	$0.11
Diluted	$0.02	$0.05	$—	$0.10
Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	21,002,000	21,002,000		16,430,000
Diluted	25,223,825	25,030,777		18,932,607
Earnings per share exclusive shares and related deferred interest subject to possible redemption:
Basic	$0.02	$0.05		$0.10
Diluted	$0.02	$0.04		$0.09

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(unaudited)

		Inception	Accumulated
	Six Months	(April 15, 2005	(Inception)
	Ended	Through	Through
	June 30, 2006	June 30, 2005)	June 30, 2006
Operating activities:
Net income (loss)	$1,331,746	$(1,000)	$2,149,525
Changes in
Interest receivable on short term investments	142,540	—	(123,699)
Prepaid expenses	104,375	—	(24,500)
Accrued expenses	686,792	1,000	763,277
Accrued income taxes	53,539	—	113,391
Deferred income taxes	(216,657)	—	(180,230)
Net cash provided by operating activities	2,102,335	—	2,697,764

Investing activities:
Acquisition cost	(1,046,450)	—	(1,046,450)
Purchase of U.S. government securities held in trust	(792,063,023)	—	(1,348,828,031)
Maturities of U.S. government securities held in trust	790,277,036	—	1,235,343,250
Net cash used in investing activities	(2,832,437)	—	(114,531,231)

Financing activities:
Proceeds from public offering, net of expenses	—	—	113,235,876
Proceeds from sale of common stock to founding stockholders	—	25,000	25,000
Proceeds from notes payable to stockholders	—	200,000	200,000
Repayment of notes to stockholders	—	—	(200,000)
Payments of deferred offering costs	—	(186,976)	—
Proceeds from issuance of underwriters’ option	—	—	100
Net cash provided by financing activities	—	38,024	113,260,976

Net (decrease) increase in cash	(730,102)	38,024	1,427,509
Cash-beginning of period	2,157,611	—	—
Cash-end of period	$1,427,509	$38,024	$1,427,509

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation
(a development stage company)
Notes to Condensed Consolidated Unaudited Financial Statements

Note A. Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and are prepared in conformity with U.S. generally accepted accounting principles. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Stone Arcade Acquisition Corporation’s annual report on Form 10-K for the period ended December 31, 2005.

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

Note B. Organization and Business Operations

Stone Arcade Acquisition Corporation (the “Company”) was incorporated in Delaware on April 15, 2005. On May 25, 2006, the Company formed a wholly-owned subsidiary, KapStone Kraft Paper Corporation, or KapStone Kraft. The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) of an operating business in the paper, packaging, forest products and related industries. The Company has neither engaged in any operations nor generated operating revenue. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on August 15, 2005. The Company consummated the Offering on August 19, 2005 and received net proceeds of approximately $113,236,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As of June 30, 2006, of the net proceeds, $113,608,480, including interest earned of $3,914,451, net of taxes, is being held in a trust account (“Trust Fund”) and invested in U.S. Government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Fund as described below.

The interest income is subject to additional taxes incurred, but not yet paid as of June 30, 2006. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that holders of 20 percent or more of the shares issued in the Offering vote against the Business Combination and seek to have their shares redeemed, the Business Combination will not be consummated. If a majority of the shares voted at the meeting by public stockholders are voted in favor of the Business Combination and holders of less than 20 percent of the shares issued in the offering vote against the Business Combination and elect to have their shares redeemed, the Business Combination will be consummated and the shares of such holders will be redeemed for approximately $5.54 per share, plus interest allocable to such shares, net of income taxes. The number of shares subject to possible redemption is approximately 3,998,000. At June 30, 2006, the Company has classified $22,676,166 of the net proceeds from the Offering, inclusive of interest but net of taxes, as common stock subject to possible redemption in the accompanying balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the effective date of the Offering, or 24 months from the effective date of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Fund will be distributed to the Company’s public stockholders (i.e. excluding the persons who were stockholders prior to the Offering (the “Founding Stockholders”) to the extent of their initial stock holdings.) However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of common stock they acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

Note C. Initial Public Offering

On August 19, 2005, the Company sold 20,000,000 units (“Units”) for a gross price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00. Each warrant is exercisable on the later of (a) the completion of a Business Combination or (b) August 15, 2006, and expires on August 15, 2009. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with the Offering, the Company paid the underwriters an underwriting discount of five percent of the gross proceeds of the Offering. The Company also issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the prospectus, except that the exercise price of the warrants included in the underwriters’ purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a Business Combination or one year from the date of the Offering, expires five years from the date of the Offering, and may be exercised on a cashless basis. The option may not be sold, transferred, assigned, pledged or hypothecated until August 16, 2006. However, the option may be transferred to any underwriter or selected dealer participating in the Offering and their bona fide officers or partners.

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

In accordance with a commitment entered into in connection with the Offering, the Founding Stockholders have purchased 3,500,000 warrants in the public marketplace. They have further agreed that such warrants will not be sold or transferred until the completion of a Business Combination.

Note D. Related-Party Transactions

The Company has agreed to pay Stone-Kaplan Investments, LLC, a company where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from August 15, 2005 through the acquisition date of a target business. Stone-Kaplan Investments LLC has agreed to pay a portion of the aforementioned administration fee to Arcade Partners LLC, a company where certain of the Founding Stockholders serve in executive capacities. From time to time the Company retains the services of White Oak Aviation, an aviation services company solely owned by certain Founding Stockholders. For the three and six months ended June 30, 2006, the amount paid to this entity was $18,295 and $38,579, respectively.

The Founding Stockholders have agreed with the Company and the underwriters that if the Company liquidates prior to the consummation of a Business Combination, they will be personally liable to pay debts and obligations to vendors that are owed money by the Company for services rendered or products sold to us in excess of the net proceeds not held in the Trust Fund at that time.

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

Note F. Common Stock Reserved for Issuance

At June 30, 2006, 43,000,000 shares of common stock were reserved for issuance upon exercise of warrants and the underwriter’s option.

Note G. Purchase Agreement for Proposed Business Combination

On June 23, 2006, Stone, KapStone Kraft, and International Paper Company, or IP, entered into a Purchase Agreement. The Purchase Agreement provides for the acquisition of substantially all of the assets and the assumption of certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million plus two contingent earn-out payments of up to $35 million and $25 million, based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition. The purchase price payable on the closing date will be adjusted dollar-for-dollar to the extent IP’s working capital as of such date is greater or less than $42,637,709.

KPB generated approximately $64 million in sales and $6.7 million in operating income for the three months ended March 31, 2006 and approximately $223.4 million in sales and $10.9 million in operating income for the year ended December 31, 2005.

The Company intends to use its proceeds of its initial public offering, which includes $113,608,480, including interest earned, currently held in the Trust Fund, together with borrowings from a $95,000,000 senior secured credit facility to be obtained in connection with the acquisition to acquire the KPB assets, to pay transaction expenses, and to pay holders of IPO shares who exercise their redemption rights.

The proposed acquisition is subject to, among other things, the approval of the transaction by the Company’s stockholders. There can be no assurance that the transaction will be consummated.

Item 2. —          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were formed on April 15, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the paper, packaging, forest products and related industries. Our initial Business Combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a Business Combination.

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

Results of Operations

For the quarter ending June 30, 2006, we earned net income after taxes of $468,994 ($640,324 before the deduction of $171,330 of net interest attributable to common stock subject to possible redemption). For the six months ending June 30, 2006, we earned net income after taxes of $1,004,757 ($1,331,746 before the deduction of $326,989 of net interest attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the Trust Fund. Our operating expenses for the three months and the six months ending June 30, 2006 were $363,711 and $518,168, respectively, and consisted primarily of expenses related to pursuing a business combination, professional fees, franchise taxes and the monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. We also provided for $315,696 and $676,882 in income taxes for the three months and six months ending June 30, 2006, respectively.

Liquidity and Capital Resources

On June 23, 2006, Stone and Stone’s wholly-owned subsidiary, Kapstone Kraft Paper Corporation, or Kapstone Kraft, entered into an agreement to acquire substantially all of the assets and the assume certain liabilities of the Kraft Papers Business, or KPB, a division of International Paper, or IP, for a cash purchase price of $155 million plus two contingent earn-out payments of up to $35 million and $25 million. The purchase price payable on the closing date will be adjusted dollar-for-dollar to the extent IP’s working capital as of such date is greater or less than $42,637,709.

The Company intends to use the proceeds of its initial public offering, which includes $113,608,480, including interest earned, currently held in the Trust Fund, together with borrowings from a $95,000,000 senior secured credit facility to be obtained in connection with the acquisition to acquire the KPB assets, to pay transaction expenses, and to pay holders of IPO shares who exercise their redemption rights.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

On June 23, 2006, Stone and KapStone Kraft entered into an agreement to acquire substantially all of the assets and assume certain liabilities of the Kraft Papers Business division of IP.

Item 3. —          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of the Offering held in the Trust Fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. —          CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer who also serves as our principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. —          LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

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

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants issued as a part of the units in the Offering, we may redeem all our outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. Calling all of our warrants for redemption could force the warrant holders:

•              To exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so,

•              to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or

•              to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our warrant holders may not be able to exercise their warrants, which may create liability for us.

Holders of the warrants we issued in the Offering will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of our common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot give assurance that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. Since our obligations in this regard are subject to a “best efforts” standard, it is possible that, even if we are able to successfully assert a defense to a claim by warrant holders due to impossibility, a court may impose monetary damages on us to compensate warrant holders due to the change in circumstances that led to us being unable to fulfill our obligations. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

If we liquidate, the procedures we must follow under Delaware law are time-consuming and may result in residual liability for our stockholders.

If we do not consummate a Business Combination by the later of February 19, 2007, or August 19, 2007 in the event that a letter of intent, an agreement in principle or a definitive agreement to complete a Business Combination was executed but not consummated by February 19, 2007, then, pursuant to Article SIXTH of our certificate of incorporation, and in accordance with Section 281(b) of the Delaware General Corporation Law , we will adopt a plan of dissolution, and as soon as reasonably possible after dissolution, make liquidating distributions to our stockholders.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. To mitigate against this possibility, we have received executed agreements from our vendors waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Fund. As a result of this, the claims that could be made against us are significantly limited and the likelihood that any claim would result in any liability extending to the Trust Fund is minimal. If we wind up our affairs in compliance with either Section 280 or 281(b) of the Delaware General Corporation Law following a dissolution, pursuant to Section 282 of the Delaware General Corporation Law, the potential liability of our stockholders will be limited to the lesser of the stockholder’s pro-rata share of any claim or the amount distributed to the stockholder. As we do not anticipate seeking dissolution under the complex procedures of Section 280, we expect that, in accordance with Section 281(b), we will be required to seek stockholder approval of a plan of dissolution to provide for our payment, based on facts known to us at such time, of existing and pending claims, and claims that may be potentially brought against us within the subsequent 10 years. We estimate the costs associated with the implementation and completion of such a plan of dissolution and liquidation, to be approximately $50,000 to $75,000, which would be funded by any funds not held in our Trust Fund and funds released to Stone to fund working capital.

The procedures required for us to liquidate under the Delaware General Corporation Law, or a vote to reject any plan of dissolution and distribution by our stockholders, may result in substantial delays in the liquidation of our Trust Fund to our public stockholders as part of our plan of dissolution and distribution.

Item 2. —          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

We paid a total of $6,000,000 in underwriting discounts and commissions, and approximately $764,000 was paid for costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113,236,000, of which $110,854,000 (or $5.54 per unit sold in the Offering) was deposited into the Trust Fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

From January 1, 2006 through June 30, 2006, we used approximately $518,168 of the net proceeds that were not deposited into the Trust Fund to pay operating expenses that consisted primarily of expenses related to pursuing a business combination, professional fees, franchise taxes and monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. As of June 30, 2006, there was $113,608,480, including accrued interest receivable of $123,699, held in the Trust Fund.

The net proceeds of the Offering in the amount of $110,854,000 deposited into the Trust Fund have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of 180 days or less.

Item 3. —          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. —          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. —          OTHER INFORMATION

None.

Item 6. —          EXHIBITS

(b)            Exhibits

4.6           Warrant Clarification Agreement, by and between Stone Arcade Acquisition Corp. and Continental Stock Transfer & Trust Company

31              Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

32              18 U.S.C Section 1350 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

August 14, 2006	By:	/s/ Roger Stone
Roger Stone
Chairman of the Board and Chief Executive Officer