Form 10-Q
period 2006-09-30
Stone Arcade Acquisition CORP
filed 2006-11-13
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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
Yes ☒ No ☐

There were 25,000,000 shares of the Registrant’s Common Stock issued and outstanding on November 10, 2006.

Stone Arcade Acquisition Corporation Index to Form 10-Q

i

Stone Arcade Acquisition Corporation

(a development stage company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$773,016	$2,157,611
Restricted cash and equivalents, held in trust	114,574,151	111,965,034
Prepaid expenses	33,626	128,875
Total current assets	115,380,793	114,251,520
Deferred acquisition cost	1,829,382	—
Deferred income taxes	335,260	54,094
Total assets	$117,545,435	$114,305,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$1,381,177	$136,338
Deferred income taxes	82,357	90,521
Total current liabilities	1,463,534	226,859

Common stock, subject to possible redemption-3,998,000 shares	22,159,715	22,159,715
Interest income attributable to common stock subject to possible redemption (net of taxes of $266,050 and $97,061 at September 30, 2006 and December 31, 2005, respectively)	699,266	189,462
	22,858,981	22,349,177
Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued and outstanding (including 3,998,000 shares subject to possible redemption)	2,500	2,500
Additional paid-in capital	91,098,761	91,098,761
Income accumulated during the development stage	2,121,659	628,317
Total stockholders’ equity	93,222,920	91,729,578
Total liabilities and stockholders’ equity	$117,545,435	$114,305,614

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation

(a development stage company)

Condensed Consolidated Statements of Operations

(unaudited)

			Nine Months	(April 15, 2005)	Accumulated Inception
			Ended	Through	Through
	Ended September 30,		September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
Cost and expenses:
Operating expenses	$373,519	$37,799	$891,687	$38,799	$1,112,287

Other income:
Bank interest	10,130	7,839	58,493	7,839	82,633
Interest on restricted cash and cash equivalents, held in trust	1,385,661	422,341	3,864,094	422,341	5,300,112
Total other income	1,395,791	430,180	3,922,587	430,180	5,382,745
Income before provision for income taxes:	1,022,272	392,381	3,030,900	391,381	4,269,958
Provision (benefit) for income taxes:
Current	423,545	71,725	1,297,017	71,725	1,681,869
Deferred	(72,673)	61,345	(269,263)	61,345	(232,836)
Total provision for income taxes	350,872	133,070	1,027,754	133,070	1,449,033
Net income	671,400	259,311	2,003,146	258,311	2,820,925
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	(182,815)	(55,721)	(509,804)	(55,721)	(699,266)

Net income allocable to holders of nonredeemable common stock	$488,585	$203,590	$1,493,342	$202,590	$2,121,659

Weighted-average number of shares outstanding:
Basic	25,000,000	14,130,435	25,000,000	10,000,000	20,272,045
Diluted	29,539,007	15,131,503	28,963,964	10,548,204	23,348,428

Net income per share:
Basic	$0.03	$0.02	$0.08	$0.03	$0.14
Diluted	$0.02	$0.02	$0.07	$0.02	$0.12

Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	21,002,000	12,305,261	21,002,000	9,000,500	17,219,163
Diluted	25,541,007	13,306,329	24,965,964	9,548,704	20,295,546

Net income per share exclusive shares and related deferred interest subject to possible redemption:
Basic	$0.02	$0.02	$0.07	$0.02	$0.12
Diluted	$0.02	$0.02	$0.06	$0.02	$0.10

See notes to condensed unaudited financial statements.

Stone Arcade Acquisition Corporation

(a development stage company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

		Inception	Accumulated
	Nine Months	(April 15, 2005)	(Inception)
	Ended	Through	Through
	September 30, 2006	September 30, 2005	September 30, 2006
Operating activities
Net income	$2,003,146	$258,311	$2,820,925
Deferred income taxes	(281,166)	—	(335,260)
Changes in
Interest receivable on restricted cash and cash equivalents, held in trust	24,013		(242,226)
Prepaid expenses	95,249	(180,425)	(33,626)
Accrued expenses	1,192,756	61,154	1,269,241
Accrued income taxes	43,920	133,070	194,293

Net cash provided by operating activities	3,077,918	272,110	3,673,347

Investing activities
Acquisition cost paid	(1,829,382)	—	(1,829,382)
Purchase of U.S. government securities held in trust	(1,135,849,131)	(111,276,341)	(1,582,658,925)
Maturities of U.S. government securities held in trust	1,133,216,000	—	1,468,327,000
Net cash used in investing activities	(4,462,513)	(111,276,341)	(116,161,307)

Financing activities
Proceeds from public offering, net of expenses	—	113,243,061	113,235,876
Proceeds from sale of common stock to founding stockholders	—	25,000	25,000
Proceeds from notes payable to stockholders	—	200,000	200,000
Repayment of notes payable to stockholders	—	(200,000)	(200,000)
Proceeds from issuance of underwriters’ option	—	100	100
Net cash provided by financing activities	—	113,268,161	113,260,976

Net (decrease) increase in cash	(1,384,595)	2,263,930	773,016
Cash-beginning of period	2,157,611	—	—
Cash-end of period	$773,016	$2,263,930	$773,016

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

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on August 15, 2005. The Company consummated the Offering on August 19, 2005 and received net proceeds of approximately $113,236,000 of which approximately $110,854,000 was placed into a trust account (“Trust Account”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering (as described in Note C), although substantially all of the net proceeds of the Offering are intended to be generally applied toward a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As of September 30, 2006, of the net proceeds, $114,574,151, including interest earned of $5,300,112, net of taxes, is being held in the Trust Account and invested in U.S. Government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below.  Although tax payments are made from the Trust Account as required on the interest income earned by the Trust Account, the interest income is subject to additional taxes incurred, but not yet paid as of September 30, 2006.

The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The Company, after signing a definitive agreement for a Business Combination on June 30, 2006, will submit such transaction for stockholder approval. In the event that holders of 20 percent or more of the shares issued in the Offering (the “IPO Shares”) vote against the Business Combination and seek to have their shares redeemed, the Business Combination will not be consummated. If a majority of stockholders vote in favor of the Business Combination and holders of less than 20 percent of the shares issued in the offering vote against the Business Combination and elect to have their shares redeemed, the Business Combination will be consummated.  Stockholders voting against the Business Combination will have their stock redeemed for approximately $5.54 per share, plus interest allocable to such shares, net of income taxes. The maximum number of shares subject to possible redemption is approximately 3,998,000. At September 30, 2006, the Company has classified $22,858,981 of the net proceeds from the Offering, inclusive of interest but net of taxes, as common stock subject to possible redemption in the accompanying balance sheet.

In the event that the Company does not consummate a Business Combination within 18 months from the effective date of the Offering, or 24 months from the effective date of the Offering if certain extension criteria have been satisfied (the “Acquisition Period”), the proceeds held in the Trust Account will be distributed to the Company’s public stockholders (i.e. excluding the persons who were stockholders prior to the Offering (the “Founding Stockholders”) to the extent of their initial stock holdings.) However, the Founding Stockholders will participate in any liquidation distribution with respect to any shares of common stock they acquired in connection with or following the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units in the Offering discussed in Note C).

Note B.    Basis of Presentation, Principles of Consolidation, Use of Estimates and Reclassifications

The accompanying condensed unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (the”SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by US GAAP for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in Stone Arcade Acquisition Corporation’s Annual Report on Form 10-K for the period from April 15, 2005 (date of inception) to December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The warrants will be exercisable only if at the time of exercise a current registration statement covering the underlying shares is effective or, in the opinion of counsel, not required, and if the shares are qualified for sale or exempt from qualification under the applicable state securities laws of the exercising holder.  The Company is obligated to use its best efforts to maintain an effective registration statement during the term of the warrants; however, it may be unable to do so.  Holders of the warrants are not entitled to receive a net cash settlement or other settlement in lieu of physical settlement of the shares.

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

Note D.    Related-Party Transactions

The Company has agreed to pay Stone-Kaplan Investments, LLC, a company where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from August 15, 2005 through the date of a Business Combination. Stone-Kaplan Investments LLC has agreed to pay a portion of the aforementioned administration fee to Arcade Partners LLC, a company where certain of the Founding Stockholders serve in executive capacities. From time to time the Company retains the services of White Oak Aviation, an aviation services company solely owned by certain Founding Stockholders. For the three and nine months ended September 30, 2006, the amount paid to this entity was $34,787 and $61,537, respectively.

The Founding Stockholders have agreed with the Company and the underwriters that if the Company liquidates prior to the consummation of a Business Combination, the Founding Stockholders will be personally liable to pay debts and obligations to vendors that are owed money by the Company for services rendered or products sold to the Company to the extent such debts were not paid from the net proceeds not held in the Trust Account at that time.

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

Note F.    Common Stock Reserved for Issuance

At September 30, 2006, 43,000,000 shares of common stock were reserved for issuance upon exercise of warrants and the underwriter’s option.

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

KPB generated approximately $189.2 million in sales and $25.1 million in operating income for the nine months ended September 30, 2006 and approximately $222.0 million in sales and $9.5 million in operating income for the year ended December 31, 2005.

The Company intends to use its proceeds of its initial public offering, which includes $114,574,151, including interest earned, currently held in the Trust Account, together with borrowings from a $95,000,000 senior secured credit facility to be obtained in connection with the acquisition to acquire the KPB assets, to pay transaction expenses, and to pay holders of the IPO Shares who exercise their redemption rights.

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

Overview

We were formed on April 15, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”) with an operating business in the paper, packaging, forest products and related industries. Our initial Business Combination must be with a target business or businesses whose fair market value is at least equal to 80% of our net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our initial public offering (the “Offering”), our capital stock, debt or a combination of cash, capital stock and debt, in effecting a Business Combination.

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

Results of Operations for the Quarters Ending September 30, 2006 and September 30, 2005

For the quarter ending September 30, 2006 and 2005, our net income attributed to nonredeemable common stock was $488,585 ($671,400 before the deduction of $182,815 of interest net of taxes attributable to common stock subject to possible redemption) as compared to $203,590 ($259,311 before the deduction of $55,721 of interest net of taxes attributable to common stock subject to possible redemption), respectively.  Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in a trust account.  Interest income earned for the quarter ended September 30, 2006 was higher than the prior year’s comparable quarter by $965,611, because the principal balance was not invested until August 19, 2005, upon the completion of our initial public offering and receipt of $113,235,876 of net proceeds.  Our operating expenses for the quarter ending September 30, 2006 and September 30, 2005 were $373,519 and $37,799, respectively.  The expenses for the quarter ended September 30, 2006 were higher than the previous year’s corresponding quarter by $335,720 primarily due to increased expenses related to pursuing a business combination, professional fees, insurance, and franchise taxes.  We also expensed $350,872 and $133,070 for income taxes for the quarters ending September 30, 2006 and 2005, respectively.

Results of Operations for the Nine Months Ending September 30, 2006

For the nine months ending September 30, 2006, our net income attributed to nonredeemable common stock was $1,493,342 ($2,003,146 before the deduction of $509,804 of interest net of taxes attributable to common stock subject to possible redemption).  Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account.  Our operating expenses for the nine months ending September 30, 2006 were $891,687.  The expenses consisted primarily of expenses related to pursuing a business combination, professional fees, insurance, franchise taxes, and the monthly administrative fee of $7,500 paid to Stone-Kaplan Investments.  We also expensed $1,027,754 of income tax expense for the nine months ending September 30, 2006.

Results of Operations for the Period from April 15, 2005 (Date of Inception) to September 30, 2005

For the period ended September 30, 2005, our net income attributed to nonredeemable common stock was $202,590 ($258,311 before the deduction of $55,721 of net income attributable to common stock subject to possible redemption). Since we did not have any operations, all of our income was derived from interest income, most of which was earned on funds held in the trust account. Our operating expenses during the period were $38,799 and consisted primarily of expenses related to pursuing a business combination, professional fees and the monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. We also provided for $133,070 in income taxes.

Liquidity and Capital Resources

At September 30, 2006, $114,574,151 of the proceeds from the Offering, together with interest, was being held in a trust account. At such date, we had total current liabilities of $1,463,534 consisting of $1,000,000 in accrued legal fees, $269,241 in accrued operating expenses ($182,771 in franchise taxes, $25,000 in accounting fees, $49,403 in insurance and $12,067 in miscellaneous expenses), $111,936 in accrued income taxes and $82,357 in deferred income taxes. In addition, in connection with the Business Combination, we have received a commitment from LaSalle Bank, N.A., with respect to a $95,000,000 senior secured credit facility. KapStone Kraft, our wholly owned subsidiary, will be the borrower under the senior secured credit facility. At September 30, 2006, we have incurred $1,829,382 of acquisition related costs recorded as deferred acquisition cost consisting of due diligence, legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of the KPB acquisition and the preparation of the proxy statement.  We estimate that costs of completing the Business Combination with KPB will total approximately $1,995,000, inclusive of the expenses incurred through September 30, 2006, but exclusive of any investment banking and financing fees. Of such amount, approximately $345,000 relates to due diligence conducted with respect to prospective business targets and $1,650,000 represents legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of the KPB acquisition and the preparation of the proxy statement. This estimate exceeds the $1,450,000 estimate of such expenses ($750,000 for due diligence on prospective targets and $700,000 for legal, accounting and other Business Combination expenses) made by us at the time of the Offering.

Upon consummation of the Business Combination with KPB, $90,000,000 of the funds held in the trust account will be used to fund the acquisition of KPB. Up to approximately $22,859,000 will be paid to holders of IPO shares that elect redemption and the balance (approximately $1,715,170 assuming redemption of 19.99% of all holders of IPO shares and $24,574,151 assuming no redemption) will be added to our working capital. Proceeds of the credit facility will be used to pay the $65,000,000 balance of the purchase price, the acquisition costs and financing fees and the $1,200,000 investment banking fee to the managing underwriter of our initial public offering, with the balance available for working capital. While it is anticipated that the borrowings from the credit facility, together with funds generated from KPB operating activities, will be sufficient for our expected short-term and long-term operating needs, the ability to make payments on amounts outstanding under the credit facility will depend on KPB’s ability to generate cash from its operations. Following the acquisition, Kapstone Kraft’s expected debt service obligation is initially estimated to be approximately $4,000,000 in interest payments per annum, which amount will be reduced each year in accordance with scheduled debt amortization payments, if made. In addition, debt service requirements will also include scheduled quarterly principal amortizations starting at $1,875,000 during the first year and rising to $2,250,000 in the final year of the facility. Management believes that

KapStone Kraft’s cash flow from operations will be sufficient to fund all such redemption payments, and that such payments will not have a material adverse effect on the Company’s business plans, liquidity and growth opportunities.

Stone has made informal arrangements with its professional advisors to defer payment of any expenses, which exceed the amount currently held outside the trust, until completion of the business combination,

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

On June 23, Stone and Kapstone Kraft entered into the Purchase Agreement with IP.  The Purchase Agreement provides for the acquisition of substantially all of the assets and the assumption of certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million plus two contingent earn-out payments of up to $35 million and $25 million, based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition. The purchase price payable on the closing date will be adjusted dollar-for-dollar to the extent IP’s working capital as of such date is greater or less than $42,637,709.

Item 3. —    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of the Offering held in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 4. —    CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer who also serves as our principal financial officer. Based on that evaluation, he concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. —    LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, “Item 1A.  Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our Quarterly Report for the quarter ended June 30, 2006, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113,236,000, of which $110,854,000 (or $5.54 per unit sold in the Offering) was deposited into the Trust Account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

From inception through September 30, 2006, we used $1,112,787 of the net proceeds that were not deposited into the Trust Account to pay operating expenses that consisted primarily of expenses related to pursuing a business combination, professional fees, franchise taxes and monthly administrative fee of $7,500 paid to Stone-Kaplan Investments. As of September 30, 2006, there was $114,574,151, including accrued interest receivable of $242,226, held in the Trust Account.

The net proceeds of the Offering in the amount of $110,854,000 deposited into the Trust Account have been invested in short-term U.S. Government Securities, specifically Treasury Bills, having a maturity date of  90 days or less.

Item 3. —    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. —    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. —    OTHER INFORMATION

None.

Item 6. —    EXHIBITS

(b)     Exhibits

4.7	Unit Purchase Option Clarification Agreement, by and between Stone Arcade Acquisition Corporation and Morgan Joseph & Co. Inc.

31	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

32	18 U.S.C Section 1350 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

November 13, 2006	By:	/s/ Roger Stone
Roger Stone
Chairman of the Board and Chief Executive Officer