Form 10-Q/A
period 2005-09-30
Stone Arcade Acquisition CORP
filed 2006-12-12
CIK 1325281

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment NO.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, initially filed with the Securities and Exchange Commission on November 14, 2005 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants. This Form 10-Q/A amends and restates (i) Item 1. Financial Statements. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

Except to the extent modified or updated, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Stone Arcade Acquisition Corporation Index to Form 10-Q /A

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

The underwriters’ purchase option and the Warrants (including the warrants underlying the underwriters’ option) will be exercisable only if at the time of exercise a current registration statement covering the underlying securities is effective or, in the opinion of counsel, not required, and if the securities are qualified for sale or exempt from qualification under the applicable state securities laws of the exercising holder. The Company is obligated to use its best efforts to maintain an effective registration statement during the term of the option and the Warrants; however, it may be unable to do so. Holders of the option and the Warrants are not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the Warrants, or securities underlying the option, as applicable, are not covered by an effective registration statement. Accordingly, the Warrants, which do not have a cashless exercise provision, may expire unexercised and worthless if a current registration statement covering the common stock is not effective.

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

PART II - OTHER INFORMATION

Item 6. EXHIBITS

(b)	Exhibits

31	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

32	18 U.S.C Section 1350 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

December 12, 2006	By:	/s/ Roger Stone
Roger Stone
Chairman of the Board and Chief Executive Officer