Form 10-K/A
period 2005-12-31
Stone Arcade Acquisition CORP
filed 2006-12-12
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, initially filed with the Securities and Exchange Commission on March 23, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants. This Form 10-K/A amends and restates (i) Part IV. Item 15. Exhibits and Financial Statement Schedules, and more specifically, Note C in the Notes to the Financial Statements. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

TABLE OF CONTENTS

Part IV

15.	Exhibits and Financial Statement Schedules	4
	INDEX TO FINANCIAL STATEMENTS	F-1

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

December 12, 2006	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

December 12, 2006	By: /s/ Matthew Kaplan
Matthew Kaplan, President, Secretary and Director

December 12, 2006	By: /s/ John M. Chapman
John M. Chapman, Director

December 12, 2006	By: /s/ Jonathan R.Furer
Jonathan R. Furer, Director

December 12, 2006	By: /s/ Muhit U. Rahman
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

