Form 10-Q/A
period 2006-03-31
Stone Arcade Acquisition CORP
filed 2006-12-12
CIK 1325281

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, initially filed with the Securities and Exchange Commission on May 12, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants. This Form 10-Q/A amends and restates (i) Item 1. Financial Statements.  In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

Stone Arcade Acquisition Corporation Index to Form 10-Q/A

PART I. — FINANCIAL INFORMATION

Item 1. — FINANCIAL STATEMENTS (UNAUDITED)

Stone Arcade Acquisition Corporation
(a development stage company)
Condensed Balance Sheet

	March 31	December 31
	2006	2005
	(unaudited)
Assets
Current assets:
Cash	$2,614,317	$2,157,611
Cash and investments, held in trust	112,574,790	111,965,034
Prepaid expenses	77,325	128,875
Total current assets	115,266,432	114,251,520
Deferred income taxes	126,676	74,161
Total assets	$115,393,108	$114,325,681

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$613,580	$156,405
Deferred income taxes	9,351	90,521
Total current liabilities	622,931	246,926

Common stock, subject to possible redemption — 3,998,000 shares	22,159,715	22,159,715
Deferred interest attributable to common stock subject to possible redemption (net of taxes of $177,790)	345,121	189,462
	22,504,836	22,349,177

Commitments and contingencies (Note E)

Stockholders’ equity:
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock — $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued and outstanding (including 3,998,000 shares of common stock subject to possible redemption)	2,500	2,500
Additional paid-in capital	91,098,761	91,098,761
Income accumulated during the development stage	1,164,080	628,317
Total stockholders’ equity	92,265,341	91,729,578
Total liabilities and stockholders’ equity	$115,393,108	$114,325,681

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

Stone Arcade Acquisition Corporation
(a development stage company)
Condensed Statement of Cash Flows (unaudited)

		Accumulated
	Three	Inception
	Months Ended	Through
	March 31	March 31
	2006	2006
Operating activities
Net income	$691,422	$1,509,201
Changes in:
Interest receivable on short-term investments	238,734	(27,505)
Prepaid expenses	51,550	(77,325)
Accrued expenses	457,175	613,580
Deferred income taxes	(133,685)	(117,325)
Net cash provided by operating activities	1,305,196	1,900,626

Investing activities
Purchase of US Government Securities held in trust	(451,089,490)	(1,007,854,499)
Maturities of US Government Securities held in trust	450,241,000	895,307,214
Net cash used in investing activities	(848,490)	(112,547,285)

Cash flows provided by financing activities
Proceeds from public offering, net of expenses	—	113,235,876
Proceeds from sale of common stock to founding shareholders	—	25,000
Proceeds from notes payable to stockholders	—	200,000
Repayment of notes to stockholders	—	(200,000)
Proceeds from issuance of underwriters’option	—	100
	—	113,260,976

Net increase in cash	456,706	2,614,317
Cash — beginning of period	2,157,611	—
Cash — end of period	$2,614,317	$2,614,317

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

PART II. — OTHER INFORMATION

Item 6. — EXHIBITS

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