Form 10-Q/A
period 2006-06-30
Stone Arcade Acquisition CORP
filed 2006-12-12
CIK 1325281

UNITED STATES
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006, initially filed with the Securities and Exchange Commission on August 14, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants and a change to Note G to reflect a restatement to the financial statements of the Kraft Paper Business division of International Paper Company. This Form 10-Q/A amends and restates (i) Item 1. Financial Statements; and (ii) Item 6. Exhibits. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

KPB generated approximately $63.8 million in sales and $6.6 million in operating income for the three months ended March 31, 2006 and approximately $220.0 million in sales and $9.5 million in operating income for the year ended December 31, 2005.

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

PART II.—OTHER INFORMATION

Item 6. —                                             EXHIBITS

(b)            Exhibits

4.6                                 Amended and Restated Warrant Clarification Agreement, by and between Stone Arcade Acquisition Corp. and Continental Stock Transfer & Trust Company

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