Form 10-Q/A
period 2006-09-30
Stone Arcade Acquisition CORP
filed 2006-12-12
CIK 1325281

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, initially filed with the Securities and Exchange Commission on November 13, 2006 (the “Original Filing”), reflects changes to the notes to the financial statements relating to the exercise provisions of the Company’s warrants. This Form 10-Q/A amends and restates (i) Item 1. Financial Statements.  In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

PART II. — OTHER INFORMATION

Item 6. —    EXHIBITS

(b)     Exhibits

4.7	Amended and Restated Unit Purchase Option Clarification Agreement, by and between Stone Arcade Acquisition Corporation and Morgan Joseph & Co. Inc.

31	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

32	18 U.S.C Section 1350 Certification.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STONE ARCADE ACQUISITION CORPORATION

December 12, 2006	By:	/s/ Roger Stone
Roger Stone
Chairman of the Board and Chief Executive Officer