Form 10-K/A
period 2005-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2007-01-09
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.: 000-51444

KapStone Paper and Packaging Corporation

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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

We are filing this second amendment to our annual report on Form 10-K for the year ended December 31, 2005 (the “10-K”) because we did not obtain approval for the reissuance of the report of the predecessor independent registered public accounting firm on their audit of our December 31,2005 financial statements which was included in an amendment to the 10-K filed on December 12, 2006 (the “First Amendment”). The First Amendment was filed to include additional language in the financial statement footnotes regarding the exercise provision of the underwriter’s options and the warrants; in particular to describe the fact that the warrants cannot be exercised unless there is a current registration covering the underlying shares and because we are only obligated to use our best efforts to maintain an effective registration statement and may be unable to do so, the underwriter’s option and warrants may expire worthless. We did not seek the approval for the reissuance of the predecessor registered public accounting firm’s report in the mistaken belief that it was not required due to the nature of the additional disclosure. Included in this amendment to the Form 10-K is currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

KAPSTONE PAPER AND PACKAGING CORPORATION

January 5, 2007	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

January 5, 2007	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

January 5, 2007	By: /s/ Matthew Kaplan
Matthew Kaplan, President, Secretary and Director

January 5, 2007	By: /s/ John M. Chapman
John M. Chapman, Director

January 5, 2007	By: /s/ Jonathan R.Furer
Jonathan R. Furer, Director

January 5, 2007	By: /s/ Muhit U. Rahman
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

/s/ Eisner LLP
Eisner LLP

New York, New York
March 9, 2006
With respect to the third paragraph of Note C, January 4, 2007

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

