Form 10-K
period 2006-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2007-03-16
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[X]                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File No.: 000-51444

KapStone Paper and Packaging Corporation

Name of issuer as specified in its charter

c/o Stone-Kaplan Investments, LLC

One Northfield Plaza, Suite 480

Northfield, Illinois 60093

(address of principal executive offices) (Zip Code)

Delaware	20-2699372
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

Registrant’s telephone number, including area code: (847) 441-0929

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer  ☐           Accelerated Filer  ☒          Non-Accelerated Filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the 19,500,000 shares of Common Stock held by non-affiliates of the registrant on June 30, 2006 was $106,860,000. This calculation was made using a price per share of Common Stock of $5.48, the closing price of the Common Stock on the OTC Bulletin Board on June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter of 2006. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

On March 9, 2007, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 24,960,000, including 2,863,245 Units which convert into 2,863,245 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K.  Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

i

EXPLANATORY NOTE

As of December 31, 2006, KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation) (“KapStone” and together with its subsidiary, “we,” “us,” “our” and “Company”) was a shell company.   On January 2, 2007, KapStone consummated the purchase of substantially all of the assets, and the assumption of certain liabilities, of the Kraft Paper Business (“KPB”) from International Paper (IP).  Except for “Item 1.  Business”, “Item 1A.  Risk Factors”, “Item 2.  Properties” and “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, the information contained in this Form 10-K, including the financial statements contained in “Item 8.  Financial Statements and Supplementary Data”, is as of December 31, 2006 and does not purport to include information on KPB.

Forward Looking Statements.

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including the risks set forth in Item 1A. Risk Factors below, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions.  Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.  All subsequent written and oral forward-looking statements attributable to KapStone or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.  KapStone disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1.                          Business

Overview

KapStone was a special purpose acquisition corporation formed on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

On August 19, 2005, we consummated our initial public offering of 20,000,000 units with each unit consisting of one share of our common stock and two warrants.  Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share.  The units sold in our initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $120,000,000.  After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113,236,000, of which $110,854,000 was deposited into a trust account and the remaining proceeds of $2,382,000 became available to be used to provide for business, legal and accounting due diligence for a prospective business combination and continuing operating expenses.

On January 2, 2007, we consummated the purchase from IP of substantially all of the assets, and the assumption of certain liabilities, of KPB through our wholly owned subsidiary KapStone Kraft Paper Corporation (“KapStone Kraft”). The assets consist of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas. The liabilities assumed consist of trade accounts payables, accrued expenses and certain long term liabilities. The purchase price was approximately $155 million in cash, subject to certain post-closing adjustments, plus two contingent earn-out payments.  We obtained a $95 million senior secured credit facility from LaSalle Bank National Association, which was used to fund a portion of the purchase price and will be used for our working capital needs.

We intend to pursue other acquisition opportunities in an effort to diversify and/or grow the KPB business. We have been and continue to be engaged in evaluating a number of potential acquisition opportunities, have had preliminary discussions with several potential targets, and have commenced preliminary due diligence on several candidates. There are currently no agreements with respect to any acquisition, nor can an assurance be given that we will ever consummate any such transaction. The structuring and financing of any future acquisitions may be dependent on the terms and availability of additional financing to us that either replaces or does not conflict with the Company’s existing credit facility with LaSalle Bank National Association.

Business

General

We produce and sell unbleached kraft paper and lightweight linerboard at our facility in Roanoke Rapids, NC and manufacture and sell dunnage bags at Ride Rite® Converting, located in Fordyce, AR.

Business of Roanoke Rapids

Roanoke Rapids, a production facility consisting of an integrated pulp and paper mill located in Roanoke Rapids, North Carolina, produces kraft paper and lightweight linerboard. Roanoke Rapids began operations in 1907 and, by 1909, was the first business in the United States to produce kraft pulp using southern pine in the sulphate pulping process.

Historically, Roanoke Rapids has produced a mix of both kraft paper and linerboard. Roanoke Rapids currently has an annual production capacity of approximately 415,000 tons of unbleached kraft paper and lightweight linerboard. Roanoke Rapids offers a portfolio of paper grades, which are sold to customers who convert the paper into a wide range of products. These products include multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags, and specialty conversion products such as wrapping paper products and rollwrap. The linerboard grades are primarily produced for manufacturing corrugated containers for packaging products.

During 2003 and 2004, Roanoke Rapids implemented a kraft paper conversion project. The intent of this conversion project was to increase facility production of kraft paper, and at the same time reduce overall facility production capacity in order to conform to newly implemented environmental regulations. The shift in product mix to primarily kraft paper reduced the pulp production demand of the mill and permitted the shutdown of a recovery boiler and avoided the capital expense related to Cluster Rule compliance for this boiler. With the shutdown of this recovery boiler, a second recovery boiler was upgraded to support approximately 440,000 annual tons of production. We believe that this conversion project allowed Roanoke Rapids to devote additional resources toward product development in the kraft paper industry and concentrate on facility efficiency.

Unbleached softwood pulp used to make kraft paper and linerboard is produced from a combination of locally sourced roundwood and pine woodchips. KPB has historically purchased approximately 40% of roundwood and woodchips from IP and approximately 60% from third parties. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. Roanoke Rapids processes softwood pulp using two unbleached kraft paper machines; Paper Machine #3 (“PM3”) and Paper Machine #4 (“PM4”), both of which are capable of producing either unbleached kraft paper or linerboard. PM3 produces approximately 570 tons of kraft paper daily, totaling approximately 195,000 tons annually. PM4 produces approximately 600 tons of kraft and linerboard paper daily, totaling approximately 205,000 tons annually. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

Business of Ride Rite® Converting

Ride Rite® Converting introduced the disposable inflatable paper dunnage bag in 1965. The bags are constructed of an internal poly liner encased by multiple layers of high strength kraft paper or linerboard and are used to secure freight to minimize movement and potential damage of goods and products during transport. Ride Rite® Converting relies on Roanoke Rapids for approximately two-thirds of its supply of kraft paper. Additionally, the bags have an optional reusable valve design, which allows for the inflation and deflation of the bags for multiple uses. Ride Rite® Converting produces over 230 varieties of its inflatable dunnage bags.  In 2006, the Ride Rite® Converting segment sold approximately 9.4 million dunnage bags.  Ride Rite® Converting products are sold to manufacturers and less-than-trailer-load distributors, as well as retail regional distribution centers.

Corporate Support

We entered into a transitional services agreement with IP to cover certain services that IP provided to KPB, including corporate management, payroll and benefits administration, public warehouse space, information technology, and centralized transaction processing.  The term of each of the services range from six months to approximately 18 months but our goal is to terminate all of the services by December 31, 2007.  The cost of transferring these services from IP to us, including applicable relocation costs, is estimated by us to be approximately $3,500,000 to $4,800,000, consisting primarily of the cost of installing a new enterprise resource planning system which will include general ledger, order entry and receivables management, purchasing and payment plus additional modules. The system will support operations in North Carolina and Arkansas as well as corporate headquarters.

Transactions with IP

We sell rollwrap, dunnage bags, tall oil, turpentine and linerboard to IP and certain of IP’s businesses which have been sold, or their suppliers.  Additionally, we buy wood chips, pulpwood, sawdust, plastic valves for dunnage bags, chucks and corrugated boxes from IP or current owners of businesses divested by IP.  We also continue to market certain bleached paper products manufactured by IP and sold to our customers under a sales agreement between us and IP.

Industry Overview

Kraft Paper Market

American Forest and Paper Association (“AFPA”) estimates that the U.S. unbleached kraft paper market was approximately 1.4 million tons in 2005. An additional 300,000 tons were imported, bringing the 2005 total U.S. demand to approximately 1.7 million tons. The kraft paper industry is comprised of three general product types: (1) Multiwall; (2) Specialty converting (including rollwrap); and (3) Grocery bag and sack.

Multiwall bags are used in a variety of converted products including cement bags, flour bags, pet food bags and charcoal bags. Multiwall bags represented approximately 500,000 tons of the unbleached kraft paper market in 2005. Although the market for multiwall bags experienced a slight decline between 1999 and 2004, the Paper Shipping Sack Manufacturers Association has forecasted a multiwall bag market growth of 0.5% during 2006.

The specialty converting products include a variety of unique products, such as rollwrap, shingle wrap, dunnage bags, lawn and leaf bags and trash compactor bags. Specialty converting products represented approximately 331,000 tons of the unbleached kraft paper market in 2005, of which rollwrap represented approximately 130,000 tons. Rollwrap is used to provide barrier and moisture protection for shipping of paper rolls. The primary markets utilizing rollwrap include uncoated free sheet paper, high value specialty industrial papers, coated papers, newsprint and bleached board rolls.

The grocery bag and sack products represented approximately 560,000 tons of the unbleached kraft paper market in 2005. Although the kraft paper grocery bag market has declined as the industry has increased the use of alternative materials such as plastic, this still remains the largest segment of the unbleached kraft paper market.

Linerboard Market

Linerboard is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and linerboard tends to be driven by industrial production of processed foods and other nondurable goods. AFPA estimates that U.S. demand for unbleached linerboard was approximately 17.3 million tons in 2004. Between 1998 and June 2006, AFPA reported 2.8 million tons of unbleached kraft linerboard capacity closures, which represented approximately 16% of the linerboard capacity. As a result, AFPA reported in the July 2006 Statistical Report for kraft paper that unbleached kraft linerboard machines are running at a 99.1% (2006 YTD) capacity versus 94.2% for the same period in 2005. Additionally, the unbleached linerboard market is expected to grow by 1.7% in 2007, and 2.3% in 2008 driven by demand for consumer durables.

Dunnage Bag Market

The demand for dunnage bags, which are used to protect products during transportation, is correlated to the general freight transportation industry. The American Trucking Association (“ATA”) estimates that nearly 70% of U.S. freight volume, which includes general and bulk freight, is transported by trucks and is forecasted to grow, on average, 2.5% per year through 2016. ATA also estimates that the annual growth rate for freight transported by rail will be 1.9% through 2016. Historically, the nation’s freight industry tracked prevailing economic conditions in the United States.

Market Trends

Both the multiwall packaging markets and the grocery bag and sack markets contracted between 2001 and 2005. The multiwall market contracted due to conversion to plastics in certain end-use markets (primarily in the insulation and lawn and garden markets) as well as the transition to 2-ply extensible sack packaging in certain markets (primarily in the cement market) where the package was considered a large percentage in the overall cost of the total product. AFPA estimates a 1.8% growth in market size during 2006 compared with 2005.

Over the years, the plastic grocery and retail bag has gained an approximately 80% market share in the grocery and retail markets, displacing paper grocery and retail bags and sacks. We believe that this conversion has slowed substantially from early 1990’s.

The lightweight linerboard market has grown over 17% since 2001 and represents a large market compared to the grocery bag and sack market.  We will be targeting our lightweight linerboard for specialty independent corrugated and laminated products customers who focus on specialty niche packaging.

Customers

Roanoke Rapids

Roanoke Rapids has over 60 customers, many of which are leading world class converters of kraft paper. Its top ten customers accounted for approximately $165.9 million in revenues in 2006 and $165.0 million in revenues in 2005, or approximately 78.8% and 88.0% of all revenues generated by Roanoke Rapids in 2006 and 2005, respectively. Altivity Packaging Corporation, Exopack, L.L.C. and Hood Packaging Corporation accounted for 21.6%, 13.0% and 12.0% of the revenues in 2006, respectively, and 28.4%, 13.1% and 12.0% of the revenues in 2005, respectively. Roanoke Rapids has built long-term relationships with its customers averaging in excess of 25 years. We believe that the risk of losing customers or business with customers is reduced due to the long-term relationships that have been established.

During 2006 and 2005, approximately 64.0% of Roanoke Rapids’ production capacity was contracted. The contracts are typically two years in length, in which pricing moves with the market and price tiers are determined based on volume. Any risk associated with contracted customer volume is minimal due to exit options for both parties and the absence of penalty provisions. The loss of, or reduced sales to, these key customers could result in decreased revenues and adversely impact our cash flows.

Ride Rite® Converting

Ride Rite® Converting’s customer base consists of leading distributors of shipping and packing materials, manufacturers, less-than-truckload carriers and retail regional distribution centers. Its top ten customers accounted for a $23.4 million revenues in 2006 and $23.7 million in revenues in 2005, representing 65.5% and 67.1% of Ride Rite® Converting’s revenues in 2006 and 2005, respectively. Sunrise Arkansas, Inc. and YRC Worldwide Inc. accounted for 18.7% and 13.9% of revenues in 2006, respectively, and 17.8% and 12.2% of revenues in 2005, respectively. IP is one of Ride Rite® Converting’s largest customers with purchases originating from various IP paper mills and converting facilities. IP’s xpedx distribution business serves as one of Ride Rite® Converting’s distributors of dunnage bags. In connection with the acquisition, IP has entered into an agreement to continue purchasing dunnage products from Ride Rite® Converting for a period of five years.

During 2006 and 2005, approximately 34% and 39%, respectively, of Ride Rite® Converting’s capacity was contracted.

Suppliers

Roanoke Rapids

The raw materials needed to process kraft paper and lightweight linerboard consists primarily of roundwood, woodchips, sawdust, chemicals, coal and fuel oil. We believe that these raw materials are readily available and that there are a number of large suppliers from whom the materials can be bought in the current market. Roanoke Rapids has a large number of suppliers providing the raw materials that are needed to operate the paper mill. Two of the largest suppliers, aside from wood suppliers, are Coal Energy Resources, which provides coal, and the Amerada Hess Corporation, which supplies No. 6 fuel oil. Roanoke Rapids has long standing relationships with both of these suppliers. Typical contracts for raw materials range from one to three years in length and are at fixed pricing or tied to a documented moving index for each material. As costs for raw materials, supplies, services and labor go up; paper price increases are implemented to recover these rising material costs, when possible. We currently do not use futures contracts or enter into hedging arrangements to manage the risk of fluctuations in coal or fuel prices. Thus, if we cannot pass on the rise in energy or other costs to our customers, such rise in costs will have an adverse effect on our profit margins.

During 2006 and 2005, approximately 19% and 27%, respectively, of the Roanoke Rapids mill’s wood requirement was sourced from roundwood supplied by IP’s Forest Resources Division. Approximately 12% of the wood requirement in each of 2006 and 2005 was supplied from woodchips supplied by IP’s Wood Products Division. In addition, 9% and 11%, respectively, of the sawdust used by Roanoke Rapids for fuel in 2006 and 2005 was supplied by IP’s Forest Resources Division. We entered into a long-term supply agreement with IP’s Wood Products Division with market based pricing for woodchips and third parties, who now own forestlands previously owned by IP, for market based pricing for roundwood.

For major supplies, we entered into a joint purchasing agreement with IP which enables the continuation of procurement advantages that arise from the economies of scale.

Ride Rite® Converting

Ride Rite® Converting has historically purchased most of its raw materials, comprised mainly of kraft paper, boxes and valves from other IP businesses, with Roanoke Rapids being the largest supplier. We entered into long-term arrangements to ensure steady availability of parts used in construction of the dunnage bags for Ride Rite® Converting.

Sales and Marketing

The sales and marketing team works directly with our technical, manufacturing and product development teams to offer solutions and meet new customer demands and product requirements. We market and sell our products with the help of a national sales force.

Competition

Roanoke Rapids

We are the leading manufacturer of unbleached kraft paper in North America. During 2004, the eight companies that accounted for approximately 80% of North American unbleached kraft paper production based on annual tonnage were: KPB (19%), Longview Fibre Company (12%), Smurfit-Stone Container Corporation (11%), Georgia-Pacific Corporation (10%), Delta Natural Kraft (9%), Tolko Industries Ltd. (7%), Canfor Corporation (6%) and Grupo Durango (6%).  A number of other competitors comprise the remainder of North American unbleached kraft paper production.

We believe the key parameters on which North American unbleached kraft suppliers compete are supply reliability, delivered price and product quality. KPB has longstanding relationships with many of its customers and historically has entered into contracts with initial terms of at least two years. We believe that this is based on its reputation for surety of supply, roll-to-roll consistency, product runnability and high tensile strength.

Ride Rite® Converting

We believe that the two companies that account for the majority of the North American inflatable dunnage bag market are Ride Rite® Converting and Shippers Paper, a division of Illinois Tool Works.

Environmental Regulation

Our operations are subject to environmental regulation by federal, state, and local authorities in the United States, including requirements that regulate discharge into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of our businesses, and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

There are four components of the EPA’s Cluster Rule, with which the Roanoke Rapids mill must comply. MACT I-Phase 1 and MACT II are complete and the mill is fully compliant with these standards. We use a specially designed software system for process monitoring, reporting and recordkeeping.

Boiler MACT compliance (particulate standards) will be achieved with existing emission control equipment, boiler fuel analysis and reporting, regulatory risk-out option for manganese. The compliance date is September 13, 2007.

We expect to achieve compliance with MACT-1 Phase 2 through the Innovations Project, an EPA and State of North Carolina approved project resulting in superior environmental technology and emission control equivalent to or better than the federal minimum requirement. The Roanoke Rapids mill will complete installation of hoods on the B- and C-Washer lines in early 2007 to incinerate the collected gasses in the power boiler, complete “environmentally beneficial projects” as agreed with community leaders and regulators. The compliance date is April 17, 2007.

The Roanoke Rapids mill is permitted to operate its A-Washer line without hoods (uncontrolled emissions) as needed (up to 30,000 air dried pulp tons/year) to support the mill’s production capability.

The Roanoke Rapids mill is currently permitted to produce 557,000 EPT (equivalent paper tons) annually. After the April 17, 2007 compliance deadline, the mill will be permitted to produce 455,000 EPT annually. Upon completion of the Boiler MACT and MACT I-Phase 2 projects, we will be fully compliant with the Cluster Rules. The remaining cost of achieving compliance as described above is estimated to be approximately $0.1 million. We are not aware of any future regulatory actions that will require significant capital expenditures.

The EPA is continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. We believe that our operations are in compliance in all material respects with all environmental regulations and are not aware of any pending regulatory agency compliance actions.

Legal Proceedings

We are involved in litigation from time to time in the ordinary course of business. We currently are not aware of any pending or threatened litigation that would be likely to have a material adverse effect on our operations.

Employees

There are approximately 680 employees at the Roanoke Rapids and Ride Rite® Converting facilities. As of March 1, 2007, there were approximately 400 hourly employees and approximately 120 salaried employees at Roanoke Rapids, and approximately 140 hourly employees and approximately 20 salaried employees at Ride Rite® Converting. Ride Rite® Converting also employed approximately 10 temporary employees as of March 1, 2007. All hourly employees are unionized and represented by the United Steelworkers Union. Currently, there are collective bargaining agreements in place with Roanoke Rapids through August 31, 2010 (recently ratified) and with Ride Rite® Converting through June 30, 2008. There have been no strikes, work stoppages or similar actions in over 50 years. We believe that we have a good relationship with our employees.

In January 2007, upon consummation of the acquisition of KPB, we began hiring a corporate staff to manage the operations. This included a vice president and chief financial officer, a vice president to manage KPB and other corporate staff employees. Additional hiring is planned at the corporate headquarters in 2007.

Executive Officers of Registrant

Our executive officers are as follows:

Name	Age	Position

Roger W. Stone	72	Chairman of the Board and Chief Executive Officer
Matthew Kaplan	50	President, Secretary and Director
Andrea K. Tarbox	56	Vice President and Chief Financial Officer
Timothy P. Keneally	59	Vice President

Roger W. Stone has been Chairman of the Board since our inception.  Mr. Stone has been Manager of Stone-Kaplan Investments, LLC, a private investment company, since July 2004.  He was Chairman and Chief Executive Officer of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of that company in July 2004.  Mr. Stone was Chairman, President and Chief Executive Officer of Stone Container Corporation, a multinational paper company primarily producing and selling pulp, paper and packaging products, from March 1987 to November 1998 when Stone Container Corporation merged with Jefferson Smurfit Corporation, at which time he became President and Chief Executive Officer of Smurfit-Stone Container Corporation until March 1999.  Mr. Stone has served on the board of directors of

 McDonald’s Corporation since 1989.  Mr. Stone received a B.S. in Economics from the Wharton School at the University of Pennsylvania.  Mr. Stone is the father-in-law of Matthew Kaplan.

Matthew Kaplan has been our President and a member of our board of directors since our inception.  Mr. Kaplan has been Manager of Stone-Kaplan Investments, LLC, a private investment company, since July 2004.  He was President, Chief Operating Officer and a director of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of the company in July 2004.  Mr. Kaplan began his career at Stone Container Corporation in 1979 and was serving as its Senior Vice President and General Manager of North American Operations when Stone Container Corporation merged with Jefferson Smurfit Corporation in November 1998.  He was Vice President/ General Manager, Container Division with Smurfit-Stone Container Corporation until March 1999.  Mr. Kaplan received a B.A. in Economics from the University of Pennsylvania and an M.B.A. from the University of Chicago.  Mr. Kaplan is the son-in-law of Roger W. Stone.

Andrea K. Tarbox was appointed Vice President and Chief Financial Officer in January 2007.  Ms. Tarbox has served as a financial consultant to the Company since April 2006.  Ms. Tarbox played a key financial role in the acquisition by the Company of the Kraft Papers Business from International Paper Company.  From March 2003 through March 2006, Ms. Tarbox served as Chief Financial and Administrative Officer for Uniscribe Professional Services, Inc.  From July, 1994 until February 2003, Ms. Tarbox was employed by Gartner Inc., last serving as Group Vice President-Finance and Treasurer.  Prior to that, Ms. Tarbox had assumed financial positions of increasing responsibility in several global companies including British Petroleum, p.l.c. and Fortune Brands, Inc.  Ms. Tarbox began her career with Ernst & Young LLP and is a Certified Public Accountant.  Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island.

Timothy P. Keneally has been our vice president and general manager of the kraft paper business since January 2007. Previously, Mr. Keneally led the International Paper team that assessed the review of strategic alternatives relating to the kraft paper business. He was the lead person in presenting the historical performance of the business and assisted in defining the future strategy for the business. Mr. Keneally has 34 years of experience in the paper and packaging industry. He was with International Paper since the merger of Union Camp Corporation and International Paper in 1999 and was a corporate officer at IP since 1992. Mr. Keneally earned a B.A degree in History from Marist College.

Other Matters

Our Annual Report on Form 10-K, including this Form 10-K, as well as the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, are filed electronically with the SEC. You may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC. The address of that site is www.sec.gov. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are also available free of charge through our website, www.kapstonepaper.com as soon as reasonably practicable after such material is filed electronically with, or furnished to, the Securities and Exchange Commission. Also, copies of our annual report will be made available, free of charge, upon written request.

Item 1A.                 Risk Factors

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before making an investment decision regarding our securities.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected.  The risks listed below are not the only risks that we face.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations.

Risks associated with our business

If the benefits of our acquisition of KPB do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

We acquired KPB on January 2, 2007.  The market price of our common stock may decline if KPB does not perform as expected, or we do not otherwise achieve the perceived benefits of the acquisition as rapidly as, or to the extent anticipated by, the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

We are dependent upon key management executives whose loss may adversely impact our business.

Our success will depend significantly on the efforts and abilities of Roger Stone, Chief Executive Officer, and Matthew Kaplan, President.  The loss of services of one or both of these individuals could have a material adverse effect on our business.

In addition, we depend on the expertise, experience and continued services of KPB’s management. The loss of such management, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate management, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees.

KPB’s operations may not be able to generate sufficient cash flows to meet KapStone Kraft’s debt service obligations.

KapStone Kraft’s ability to make payments on its indebtedness will depend on its ability to generate cash from KPB’s operations. KPB’s business may not generate sufficient cash flow from operations to enable it to repay KapStone Kraft’s indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by KapStone Kraft under the credit facility bears interest at variable rates, and therefore if interest rates increase, KapStone Kraft’s debt service requirements will increase. In such case, KapStone Kraft may need to refinance or restructure all or a portion of its indebtedness on or before maturity. KapStone Kraft may not be able to refinance any of its indebtedness, including the new credit facility, on commercially reasonable terms, or at all.  KapStone Kraft’s expected debt service obligation is initially estimated to be approximately $4,000,000 in interest payments per annum, which amount will be reduced each year in accordance with scheduled debt amortization payments, if made. In addition, debt service requirements will also include scheduled quarterly principal payments starting at $1,875,000 during the first year and rising to $2,250,000 in the fifth and final year of the facility. If KapStone Kraft cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on KPB’s operations and financial condition.

A default under KapStone Kraft’s indebtedness may have a material adverse effect on our business and our financial condition.

In the event of a default under KapStone Kraft’s credit facility, the lenders generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the credit facility are secured by a first priority lien on all of the assets of KPB and, in the event of a default under that facility the lenders generally would be entitled to seize the collateral. Moreover, upon the occurrence of an event of default under the credit facility, the commitment of the lenders to make any further loans would be terminated. Accordingly, a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on KPB’s business and our results of operations and financial condition.

Servicing debt could limit funds available for other purposes.

We will use KapStone Kraft’s cash from KPB operations to pay the principal and interest on our debt. These payments limit funds available for other purposes, including expansion of our operations through acquisitions and funding of capital expenditures.

KapStone Kraft’s credit facility contains restrictive covenants that limit its liquidity and corporate activities.  KapStone Kraft’s credit facility imposes operating and financial restrictions that limit KapStone Kraft’s ability to:

•                                          incur additional indebtedness;

•                                          create additional liens on its assets;

•                                          make investments;

•                                          engage in mergers or acquisitions;

•                                          pay dividends; and

•                                          sell any of KPB’s assets outside the ordinary course of business.

In addition, the credit facility also imposes certain limited restrictions on KapStone. Therefore, we will need to seek permission from the lender in order to engage in certain corporate actions. The lender’s interests may be different from ours, and no assurance can be given that we will be able to obtain the lender’s permission when needed. This may prevent us from taking actions that are in our best interest.

Future acquisitions of businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

We intend to pursue other acquisition opportunities in an effort to diversify our investments and/or grow the KPB business. Any business acquired by us may cause it to be affected by numerous risks inherent in the acquired business’s operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will be able to properly ascertain or assess all of the significant risk factors.

In addition, the financing of any acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in us.

Except as required by law or the rules of any securities exchange on which our securities might be listed at the time it seeks to consummate a subsequent acquisition, you will not be asked to vote on any such proposed acquisition and no redemption rights in connection with any such acquisition will exist.

If we fail to maintain effective systems for disclosure controls and internal controls over financing reporting as a result of the acquisition of the KPB assets, we may be unable to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 in a timely manner.

Because we acquired assets of a division of IP, and not a stand-alone entity with its own management information and reporting systems in place, we currently depend on IP’s systems to monitor the operation of the KPB business. As a division of IP, KPB’s internal controls over financial reporting have been maintained as part of IP’s overall enterprise wide reporting system. In assuming assets that are part of an ongoing business operation, we will face the risk that deficiencies and weaknesses in internal controls over financial reporting may be identified during the transition phase to a stand-alone business. We will be responsible for developing and establishing our own systems, processes and procedures to adequately and effectively monitor disclosure controls and internal controls over financial reporting. We believe that the cost involved to develop these systems will range from $3,500,000 to $4,800,000 and will take approximately 10 months to complete.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of its internal controls over financial reporting in accordance with an established internal control framework and to report on its conclusion as to the effectiveness of its internal controls. It also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2006 and subsequent years. An independent registered public accounting firm will also be required to test, evaluate and report on the completeness of our assessment. It may cost us more than we expect to comply with these controls and procedure related requirements. If we discover areas of our internal controls that need improvement, we cannot be certain that any remedial measures taken will ensure that we implement and maintain adequate internal controls over financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

Operation of KPB will be dependent upon certain operating agreements with IP.

We are dependent upon IP for certain operational support services as well as certain supply and purchase arrangements. In this regard, we rely upon a transition services agreement for support, rely upon IP (or buyers of certain IP businesses) to supply pulpwood, residual woodchips, sawdust, valve and chucks and containers, and rely upon IP (or buyers of certain IP businesses) to purchase unbleached rollwrap base paper, crude tall oil, black liquor soap, crude sulfate turpentine, dunnage bags and linerboard from us.

IP is the exclusive supplier of corrugated containers to us. We currently believe that containers and the other materials supplied by IP as described above are readily available from other sources on the open market. However, in the event that IP, or any other supplier of key materials, for any reason fails to meet our supply requirements, the loss of supply could prevent us from meeting our scheduled product deliveries and/or lead to increases in the prices of such supplies, which could have a material adverse effect on our operating results and financial condition.

We have agreed to supply to IP 100% of IP’s requirements of dunnage bags. Also, we agreed to supply to IP, the buyer of IP’s beverage packaging business and the buyer of IP’s coated paper business, 100% of each of their requirements of unbleached rollwrap paper. Any reduction in market prices or in the volume of products to be purchased by such parties, whether due to decreased demand, adverse market conditions or otherwise, could have a potential adverse effect on our operating results and financial condition. In addition, if we are unable to supply to such parties their requirements of the foregoing products, such parties would have the right to obtain their requirements from other suppliers, which could have a material adverse effect on our operating results and financial condition.

In addition, we rely upon a patent license agreement with IP, whereby we can continue to use certain patented technology used in constructing dunnage bags on a royalty-free basis for the life of the patent. The failure of IP to protect the patent could have a material adverse effect on KPB’s business and our operating results and financial condition.

If we fail to extend or renegotiate the collective bargaining agreements with the United Steelworkers Union as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

All of KPB’s hourly paid employees (approximately 400 at Roanoke Rapids and 140 at Ride Rite® Converting) are represented by the United Steelworkers Union. KPB is a party to collective bargaining contracts, which represent approximately 81% and 78% of its employees at Roanoke Rapids and Ride Rite® Converting, respectively. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there are collective bargaining agreements in effect with respect to Roanoke Rapids through August 31, 2010 (recently ratified) and with respect to Ride Rite® Converting through June 30, 2008. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with the union arise, or if the unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business and results of operations. The impact of future negotiations, including changes in wages and benefit levels that are collectively bargained for as part of the overall contracts with the unions, could have a material impact on our financial results.

A few customers account for a significant portion of our revenues.

During the year ended December 31, 2006, the top three customers (Altivity Packaging Corporation, Exopack, LLC and Hood Packaging Corporation) accounted for 46.6% and the top ten customers accounted for 78.8% of revenues generated by Roanoke Rapids.  During the year ended December 31, 2005, the top three customers (Altivity Packaging, Exopack, LLC and Hood Packaging Corporation) accounted for 53.5% and the top ten customers accounted for 88.0% of revenues generated by Roanoke Rapids. During 2006 and 2005, two customers accounted for 32.6% and 30.0%, respectively, and the top ten customers accounted for 65.5% and 67.1% respectively, of revenues generated by Ride Rite® Converting. The contracts with KPB’s clients typically have a two-year term and pricing is market-indexed, based on volume and do not contain any penalty provisions. The loss of or reduced sales to these key customers could result in decreased revenues and adversely impact KPB’s cash flows.

The Roanoke Rapids facility consists of a single paper mill from which all of its kraft paper and linerboard products are manufactured. If the equipment at the mill malfunctions, KPB may be unable to manufacture its products.

KPB relies on a single paper mill with two papermaking machines to produce its kraft paper and linerboard products. The mill operates 24 hours a day, seven days a week, and with this high rate of utilization, the ability to recover from unplanned outages is limited. Further, since the Roanoke Rapids facility relies solely on two papermaking machines, any breakdown in one or both machines could result in an interruption in production at the mill and we may be unable to fulfill our product delivery obligations to our customers. Our failure to produce and deliver our products could lead to cancellation of customer contracts, which could adversely affect our results of operations, financial condition and relationship with customers.

Although IP has agreed to indemnify us with respect to environmental liabilities that are being assumed, we may incur significant remediation and other costs if such losses exceed the cap on indemnification or occur after the expiration of the indemnification period.

The Roanoke Rapids facility operated as an industrial facility for many years prior to the enactment of environmental legislation that would have required certain pollution prevention concepts to be addressed at the facility. Due to its long history of industrial operations, the possibility of onsite and offsite environmental impact to the soil and groundwater may present a heightened risk of liability for contamination. The overall indemnification by IP for certain losses includes assumed environmental liabilities, subject to a $1,000,000 threshold and a cap of $15,000,000. IP’s indemnification for assumed environmental liabilities will survive for three years. However, with respect to environmental claims, the cap described above will be reduced by $1,800,000 every six months during the three year survival period. Because we are unable to presently make a determination as to whether the environmental impact, if any, would be widespread or significant, the negotiated cap and survival period may not be sufficient to cover future losses. Further, if we are required to make significant expenditures for remediation and other costs that exceed the cap, the cost of such efforts may have a significant negative impact on our results of operations and financial condition.

If the actual employee pension and post-retirement liabilities we have assumed are greater than currently estimated, it could have a negative effect on our results of operations and financial condition.

We have agreed to assume certain collective bargaining agreements and to provide benefits through the expiration of those agreements, including the provision of pension and post-retirement medical benefits that are substantially similar to the collectively bargained benefits previously negotiated by IP. To the extent entitlement to pension and post-retirement medical benefits under these agreements had vested at the time of the KPB acquisition, the liabilities associated with the provision of those benefits were excluded liabilities that were retained by IP under the Purchase Agreement, and we did not assume those liabilities. However, to the extent post-retirement liabilities for collectively bargained employees at the time of the closing of the acquisition were greater than the liabilities for vested benefits retained by IP, we intend to provide credits to the applicable employees under the benefits plans we establish such that these employees receive benefits after the closing that are substantially similar to those previously negotiated by IP under the collective bargaining agreements, or until new collective bargaining agreements are negotiated and ratified. Consequently, these liabilities will be our obligation. The amount of these assumed liabilities, for financial accounting purposes, have been determined to be approximately $3,015,000. If the actual liabilities are greater than the estimate, our pension obligations and related expense will be increased, which could have a material adverse effect upon our operating results and financial condition.

The impact of severe weather on roundwood availability could result in unfavorable wood pricing.

Historically, KPB controlled company-owned stumpage consisting of all-weather loggable tracts.  This provided a buffer from large market pricing swings during weather events which resulted in reduced roundwood availability.  While KPB believes its current fiber procurement strategy contains provisions to minimize the impact of such events, in the absence of company-owned stumpage, KPB could be more susceptible to market pricing spikes, which could have a negative impact on our results of operations and financial condition.

Our officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

At December 31, 2006 our officers and directors owned approximately 25% of our issued and outstanding shares of common stock and may have considerable influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors.  In addition, our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Some of our officers and directors may in the future become affiliated with entities, including “blank check” companies, engaged in business activities similar to those conducted by us.  Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations.  Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks associated with the paper, packaging, forest products and related industries.

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

Energy is a significant raw material in the paper, packaging, forest products and related industries.  Energy prices, particularly for electricity, natural gas and fuel oil, have been volatile in recent years and currently exceed historical averages.  These fluctuations have historically impacted manufacturing costs of companies in these industries, often contributing to earnings volatility.  Recent significant increases in energy prices can be expected to adversely impact businesses in these industries.  In addition, we could be materially adversely impacted by supply disruptions.

Paper, packaging and forest products companies face strong competition.

The paper, packaging, forest products and related industries are highly fragmented, and we face competition from numerous competitors, domestic as well as foreign.  Some of our competitors will be large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency and/or lower operating costs.

Certain paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.

Companies in the paper, packaging, forest products and related industries are subject to possible declines in demand for their products as the use of alternative materials and technologies grows and the prices of such alternatives become more competitive.  Any substantial shift in demand from wood and paper products to competing technologies or materials could result in a material decrease in sales of our products.  While we would seek to adapt our product offerings to changes in market demand, we cannot assure you that any efforts will be successful or sufficient.

Packaging companies are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.

Companies in the packaging industry are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species habitats.  We may incur substantial expenditures to maintain compliance with applicable environmental laws and regulations.  Failure to comply with applicable environmental laws and regulations could expose us to civil or criminal fines or penalties or enforcement actions, including orders limiting operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

Risks Associated with Stone’s Warrants

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933 with respect to the shares of common stock issuable upon exercise of the warrants issued as a part of the units in our initial public offering, during the entire period between any notice of redemption and the actual redemption date, we may redeem the warrants at any time after the warrants become exercisable, in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Although we currently have an effective registration statement covering the issuance of the shares underlying the warrants issued in our initial public offering at the time that the warrant holders exercise their warrants, we cannot guarantee that a registration statement will continue to be effective, in which case the warrant holders may not be able to exercise their warrants.

Holders of the warrants issued in our initial public offering will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we currently have a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, we cannot give assurance that we will be able to maintain the effectiveness of such registration statement. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. Since we have no obligation to net cash settle the warrants in the absence of an effective registration statement, the value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws. In light of the foregoing, the warrants may expire worthless and a purchaser of units may have paid the full unit purchase price solely for the share component of the units.

Item 1B.                 Unresolved Staff Comments

[None.]

Item 2.                          Properties

We maintain our executive offices at c/o Stone-Kaplan Investments, LLC, One Northfield Plaza, Suite 480, Northfield, IL 60093. Stone-Kaplan Investments has agreed to provide us with certain administrative, technology and secretarial services, as well as the use of certain limited office space at this location at a cost of $7,500 per month pursuant to a letter agreement between us and Stone-Kaplan Investments. Stone-Kaplan Investments uses a portion of the $7,500 monthly fee to pay Arcade Partners for overhead expenditures incurred on our behalf. We believe, based on rents and fees for similar services in the Chicago metropolitan area, that the $7,500 fee is at least as favorable as we could have obtained from an unaffiliated person. This fee was discontinued upon consummation of the KPB acquisition.

KapStone will likely expand its headquarters by leasing additional office space at or near its current corporate headquarters located in Northfield, IL.  KapStone is seeking to lease approximately 12,000 sq. ft. of office space to serve as its headquarters. The current leasing rate for such space is estimated to be approximately $28 per sq. ft. per year, or $336,000 per year in aggregate. At this time, we are negotiating to acquire such additional office space.

Roanoke Rapids

The Roanoke Rapids facility is located on over 1,600 acres of land along the Roanoke River in Roanoke Rapids, North Carolina. The facility is an integrated pulp and paper mill, consisting of two papermaking machines, a single-line woodyard, a batch digester operation, three brown stock washer lines, one recovery boiler, one power boiler and a turbine generator. The facility is a 24-hour per day operation and typically operates 365 days per year, except for scheduled annual maintenance. The facility has approximately 670 acres dedicated to landfill. We believe that the facility is in good operating condition and is suited for the purposes for which it is presently being used and provides significant ability for potential plant and landfill expansion.

Ride Rite® Converting

Ride Rite® Converting is located in Fordyce, Arkansas, approximately 70 miles south of Little Rock. The facility consists of two buildings that house the main offices, production lines and warehousing space of over 154,000 square feet. Ride Rite® Converting is located on over 20 acres of land that is leased from the town of Fordyce. The current lease term ends in 2017, with options to renew for up to nine years. The facility includes two converting production lines that operate 24 hours a day, five days a week to process kraft paper, lightweight linerboard, extensible paper and poly bags into Ride Rite® Converting inflatable dunnage bags. We believe that the facilities are in good operating condition and are suited for the purposes for which they are presently being used.

Item 3.                          Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.                          Submission of Matters to a Vote of Security Holders

On December 29, 2006, we held a special meeting of our stockholders.  Our stockholders voted to adopt the KPB acquisition proposal, adopt an amendment proposal to change the name of the corporation from Stone Arcade Acquisition Corporation to KapStone Paper and Packaging Corporation, adopt the Article SIXTH amendment proposal and adopt the 2006 incentive plan proposal.  The voting results were as follows:

Proposal	Votes For	Votes Against	Abstain
Adopt Asset Purchase Agreement	23,614,853	40,000	7,000

Amend Certificate of Incorporation (Name change)	23,620,853	—	41,000

Amend Article SIXTH	23,606,103	14,750	41,000

Approve 2006 Incentive Plan	22,644,901	975,952	41,000

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s units, common stock and warrants have been traded on the Over-the-Counter Bulletin Board under the symbols “SCDEU,” “SCDE” and “SCDEW,” respectively since August 16, 2005, September 14, 2005 and September 14, 2005, respectively.  The following table sets forth the high and low bid information for the Company’s securities from the commencement of trading through December 31, 2006 as reported by the Over-the-Counter Bulletin Board.  The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

		2006		2005*
		Low	High	Low	High
Common Stock	1st	$5.32	$5.68	—	—
	2nd	$5.48	$5.70	—	—
	3rd	$5.45	$5.78	$5.00	$5.35
	4th	$5.62	$6.49	$5.25	$5.40
Warrants
	1st	$0.37	$0.74	—	—
	2nd	$0.40	$0.67	—	—
	3rd	$0.44	$0.83	$0.35	$0.58
	4th	$0.82	$1.75	$0.39	$0.59
Units
	1st	$6.10	$7.30	—	—
	2nd	$6.20	$6.95	—	—
	3rd	$6.35	$7.29	$5.95	$6.40
	4th	$7.10	$10.00	$6.05	$6.50

_________________________
* No amounts are included in the first and second quarters as none of our securities commenced trading on the OTC Bulletin Board prior to August 16, 2005.  Additionally, the amounts included for the third quarter of 2005 are for the period from August 16, 2005 through September 30, 2005.

Effective March 1, 2007, the Company’s trading symbols were changed to KPPC (common stock), KPPCU (units) and KPPCW (warrants) on the Over-the-Counter Bulletin Board.

Number of Holders of Common Stock.

The number of holders of record of our common stock on March 9, 2007 was 8.  However, the total number of beneficial holders is unknown as the majority of our common stock is held in street name through CEDE & Co.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal years 2006 or 2005.  Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.  The Company’s credit facility prohibits the declaration or payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table summarizes our equity compensation plans as of December 31, 2006.

Securities
remaining
available for
the future
	Number of		issuance under
	securities to be	Weighted-	equity
	issued upon	average	compensation
	exercise of	Exercise price	plans
	outstanding	of outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected in
	rights	rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	$—	3,000,000
Equity compensation not approved by security holders	—	$—	—
Total	—	—	3,000,000

(1)             The 2006 Incentive Plan was approved by stockholders on December 29, 2006.

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

	Year Ended December 31, 2006	Inception (April 15, 2005) through December 31, 2005
Statement of Operations Data:
Operating Expenses	$1,975,904	$221,100
Other Income	$5,290,717	$1,460,158
Net Income	$2,195,908	$817,779
Interest Income attributable to common stock subject to possible redemption	$(686,166)	$(189,462)
Net Income allocable to holders of nonredeemable common stock	$1,509,742	$628,317
Basic Net Income per share	$0.09	$0.05
Diluted Net Income per share	$0.07	$0.05

Balance Sheet Data:
Cash and investments, held in trust	$115,239,411	$111,965,034
Working Capital	$112,376,350	$114,024,661
Total Assets	$119,256,944	$114,305,614
Total Stockholders Equity	$116,044,189	$91,729,578

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this annual report on Form 10-K. This discussion contains forward-looking statements. Please see Item 1A. Risk Factors, above, for a discussion of the uncertainties, risks and assumptions associated with these statements.

We were a special purpose acquisition corporation formed on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

On January 2, 2007, we consummated the purchase from IP of substantially all of the assets, and the assumption of certain liabilities, of KPB through our wholly owned subsidiary KapStone Kraft. Since we did not have any operations prior to our acquisition of KPB, all of our income for the year ended December 31, 2006 and the period from April 15, 2005 (date of inception) through December 31, 2005 (the “2005 period”) was derived from interest income.

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

Results of Operations for the Years Ended December 31, 2006 and the 2005 Period.

For the year ended December 31, 2006 and the 2005 period, our net income attributed to holders of nonredeemable common stock was $1,509,742 ($2,195,908 before the deduction of $686,166 of interest net of taxes attributable to common stock subject to possible redemption) as compared to $628,317 ($817,779 before the deduction of $189,462 of interest net of taxes attributable to common stock subject to possible redemption), respectively. Since KapStone did not have any operations, all income was derived from interest income, most of which was earned on funds held in a trust account. Interest income earned for the year ended December 31, 2006 was higher than the 2005 period by $3,830,559 because the principal balance was not invested until August 19, 2005, upon the completion of KapStone’s initial public offering and receipt of $113,235,876 of net proceeds.

On January 2, 2007, upon consummation of the KPB acquisition, a large portion of the funds held in trust were used to pay for the business and as a result, the amount of interest income will be greatly reduced in 2007.

KapStone’s operating expenses for the year ended December 31, 2006 and the 2005 period were $1,975,904 and $221,100, respectively. The expenses for the period ended December 31, 2006 were higher than the 2005 period by $1,754,804, primarily due to increased expenses related to pursuing a business combination, professional fees, insurance and franchise taxes.  KapStone also expensed $1,118,905 and $421,279 for income taxes for the year ended December 31, 2006 and the 2005 period, respectively.

Liquidity and Capital Resources.

KPB Acquisition

On January 2, 2007, we consummated the purchase of substantially all of the assets and the assumption of certain liabilities of KPB. The assets consist of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas. The liabilities assumed consist of trade accounts payable, accrued expenses and certain long term liabilities. The purchase price for the acquisition was approximately $155 million in cash, subject to certain post-closing adjustments, plus contingent earn-out payments of up to $60 million  based on KPB’s annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”) during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3x KPB’s average annual EBITDA for the five year period immediately following the acquisition, less $165 million and subject to a maximum of $35 million. The second contingent payment is an “all or nothing” payment and is payable if, and only if, KPB’s average annual EBITDA for the same five year period equals or exceeds $49.2 million. Generally, both payments, if earned, will be due and paid at the end of the five year period.

If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration.

Credit Facility

In connection with the acquisition, the Company obtained a senior secured credit facility from LaSalle Bank National Association.  The credit facility currently provides us with the ability to borrow up to $95.0 million pursuant to a $35.0 million revolving loan and a $60.0 million term loan.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility has a maturity date of December 31, 2011.

The term loan has scheduled principal payments of:  (a) $1.875 million on March 31, June 30, September 30 and December 31 of 2007; (b) $2.0 million on March 31, June 30, September 30 and December 31 of 2008; (c) $2.125 million on March 31, June 30, September 30 and December 31 of 2009 and March 31, June 30, September 30 and December 31 of 2010; (d) $2.25 million on March 31, June 30 and September 30 of 2011; and (e) $20.75 million on December 31, 2011.  We are also required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain assets dispositions and issuances of securities or debt and, within 100 days after the end of December 31, 2007 and 2008, respectively, 50% of excess cash flow from such fiscal years.

Borrowings under the revolving loan accrue interest, at our option, at either:  LIBOR plus 1.00% to 1.75% depending on KapStone Kraft’s total debt to EBITDA ratio; or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio.  Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on KapStone Kraft’s total debt to EBITDA ratio; or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

The credit facility contains a number of significant covenants that, among other things, restrict KapStone Kraft’s ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict KapStone Kraft’s corporate and business activities.  In addition, under the credit facility, KapStone Kraft is required to comply with a minimum EBITDA, fixed charge coverage ratio and total debt to EBITDA ratio.  The credit facility also restricts the aggregate amount of capital expenditures incurred by KapStone.

Events of default under the senior secured credit facility include, but are not limited to:  (a) failure to pay principal or interest when due; (b) material breach of any representation or warranty; (c) covenant defaults; (d) default with respect to any other debt with an outstanding principal amount in excess of $2.5 million if the effect thereof is to accelerate or permit the acceleration of such debt; and (e) events of bankruptcy.

The credit facility is secured by all of the KapStone Kraft’s tangible and intangible assets and all of the tangible and intangible assets of KapStone Kraft and its subsidiaries and a pledge of the capital stock of KapStone Kraft and its subsidiaries.

Sources and Uses of Cash

At December 31, 2006, $115,239,411 of the proceeds from KapStone’s initial public offering, together with interest, was being held in a trust account.

Upon consummation of the acquisition, $86,673,349 of the funds held in the trust account was used to fund the acquisition of KPB.  $230,475 was left in the trust to pay the holder of IPO shares that elected redemption, $83,635 was paid in closing costs and the balance of $28,251,948 was added to our working capital, of which $1,200,000 was paid as an investment banking fee to Morgan Joseph. Working capital is sufficient to fund current liabilities of $2,982,280.

Proceeds of the LaSalle Bank National Association credit facility were used to pay the $59,145,000 balance of the purchase price and $855,000 in fees to LaSalle.

Post-Acquisition

While it is anticipated that the borrowings from the credit facility, together with funds generated from KPB operating activities, will be sufficient for KapStone’s expected short-term and long-term operating needs, our ability to meet projected capital expenditures, satisfy working capital requirements and make payments on amounts outstanding under the credit facility will depend on KPB’s ability to generate cash from its operations. KapStone Kraft’s expected debt service obligation is initially estimated to be approximately $4,000,000 in interest payments per annum, which will be reduced each year in accordance with scheduled debt amortization payments, if made. In addition, debt service requirements will also include scheduled quarterly principal amortizations starting at $1,875,000 during the first year and rising to $2,250,000 in the final year of the facility. Management believes that KapStone Kraft’s cash flow from operations will be sufficient to fund all such principal repayments, and that such payments will not have a material adverse effect on our business plans, liquidity and growth opportunities.

Off-Balance Sheet Arrangements.

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations.

As of December 31, 2006, we did not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. See “-Liquidity and Capital Recourses” above for a description of the contingent earn-out payments in connection with the acquisition of KPB and scheduled principal payments under our credit facility.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risk to which we are exposed is commodity and energy price risk. We are exposed to price fluctuations of certain commodities used in production as well as fluctuations in the price of its finished goods. Key raw materials and energy used in the production process include wood, coal, electricity and caustic soda. We purchase these raw materials and energy at the market prices, and do not use any forward contracts or other financial instruments to hedge its exposure to price risk related to these commodities. Prices for paper and related products are subject to market conditions. We have no long-term contracts to purchase raw materials at fixed prices.

Item 8.                          Financial Statements and Supplementary Data

Financial statements are attached hereto following beginning on Page F-1.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in the Company’s Independent Auditor.

On April 7, 2006, the Board of Directors of KapStone dismissed its principal independent accountant, Eisner LLP, which became effective on April 11, 2006 upon KapStone’s engagement of Ernst & Young LLP (E&Y).

The report of Eisner LLP on KapStone’s financial statements for the period from April 15, 2005 (date of inception) through December 31, 2005 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period from April 15, 2005 through December 31, 2005, there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eisner LLP would have caused them to make reference thereto in their report on the financial statements for such period. Eisner did not review the KapStone’s financial statements for the three month period ended March 31, 2006.

Item 9A.                 Controls and Procedures

Disclosure Controls and Procedures.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made by our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting.

Management Annual Report on Internal Control over Financial Reporting. Our management’s report on internal control over financial reporting is set forth on page F-2 of this report.

Changes in Internal Control over Financial Reporting.  No significant change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors and Executive Officers of the Company

The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Additional information required by this Item is contained in the Company’s Proxy Statement and is incorporated herein by this reference.

The Company has adopted a Code of Ethics and Business Conduct (the “Code”) which applies to all of its directors, officers (including the Company’s Chief Executive Officer and senior financial officers) and employees in January 2007. The Code imposes significant responsibilities on the Chief Executive Officer and the senior financial officers of the Company.  The Code is attached as Exhibit 14 hereto.

Item 11.                   Executive Compensation

The information required by this Item is contained in the Company’s Proxy Statement and is incorporated herein by this reference.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in the Company’s Proxy Statement and is incorporated herein by this reference.

Item 13.                   Certain Relationships and Related Transactions

The information required by this Item is contained in the Company’s Proxy Statement and is incorporated herein by this reference.

Item 14.                   Principal Accountant Fees and Services

The information required by this Item is contained in the Company’s Proxy Statement and is incorporated herein by this reference.

Item 15.                   Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

An index to Consolidated Financial Statements appears on page F-1.

(a)(2) Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

(b) Exhibits.

The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation. (1)

2.2	Letter Amendment to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation, dated December 15, 2006. (2)

3.1	Amended and Restated Certificate of Incorporation. (3)

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (2)

3.3	By-laws.(3)

4.1	Specimen Unit Certificate.(3)

4.2	Specimen Common Stock Certificate.(3)

4.3	Specimen Warrant Certificate.(3)

4.4	Form of Unit Purchase Option to be granted to Representative. (2)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

4.6	Amended and Restated Warrant Clarification Agreement.(4)

4.7	Amended and Restated Unit Purchase Clarification Agreement (5)

10.1	Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders. (3)

10.2	Form of Promissory Note issued to each of Roger Stone, Matthew Kaplan, John Chapman, Jonathan Furer and Muhit Rahman. (3)

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)

10.4	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (3)

10.5	Form of Letter Agreement between Stone-Kaplan Investments LLC and Registrant regarding administrative support. (3)

10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (3)

10.7	Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc.(3)

10.8	2006 Equity Incentive Plan. (2)

10.9	Credit Agreement among KapStone Kraft, LaSalle Bank National Association, and various lenders thereto.(2)

10.10	Form of Agreement for the Provision of Transition Services between KapStone Kraft and IP.(2)

10.11	Lease Agreement between City of Fordyce, Arkansas and IP.(2)

14	Code of Ethics.

16.1	Letter Regarding Change in Certifying Accountant.(6)

21	Subsidiary.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2	Consent of Eisner LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                      Incorporated by reference to the Registrant’s current Report on Form 8-K filed on June 23, 2006.

(2)                      Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2007.

(3)                      Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-124601).

(4)                      Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 filed on December 12, 2006.

(5)                      Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2006 filed on December 12, 2006.

(6)                      Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 19, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

March 13, 2007	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 13, 2007	By: /s/ Roger Stone
Roger Stone, Chairman of the Board and Chief Executive Officer

March 13, 2007	By: /s/ Andrea K. Tarbox
Andrea K. Tarbox, Vice President and Chief Financial Officer

March 13, 2007	By: /s/ Matthew Kaplan
Matthew Kaplan, President, Secretary and Director

March 13, 2007	By: /s/ John M. Chapman
John M. Chapman, Director

March 13, 2007	By: /s/ James Doughan
James Doughan, Director

March 13, 2007	By: /s/ Jonathan R.Furer
Jonathan R. Furer, Director

March 13, 2007	By: /s/ Muhit U. Rahman
Muhit U. Rahman, Director

March 13, 2007	By: /s/ S. Jay Stewart
S. Jay Stewart, Director

KapStone Paper and Packaging Corporation
(a development stage company)
INDEX TO FINANCIAL INFORMATION

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.”

Based on this assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

The independent registered public accounting firm of Ernst & Young LLP has issued an attestation report on management’s assessment of our internal control over financial reporting. This report appears on page F-5.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

We have audited the accompanying consolidated balance sheet of KapStone Paper and Packaging Corporation (a development stage company) (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and for the period from April 15, 2005 (inception) through December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2005, and for the period April 15, 2005 (inception) through December 31, 2005, were audited by other auditors whose report dated March 9, 2006 expressed an unqualified opinion on those statements. The financial statements for the period April 15, 2005 (inception) through December 31, 2005 include total other income and net income of $1,460,158 and $817,779, respectively.  Our opinion on the statements of operations, stockholders' equity, and cash flows for the period April 15, 2005 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the report of other auditors.

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

In our opinion, based on our  audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2006 and the consolidated results of its operations and its cash flows for the year then ended and the period from April 15, 2005 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

We have audited the accompanying balance sheet of KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation) (a development stage company) (the “Company”) as of December 31, 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from April 15, 2005 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KapStone Paper and Packaging Corporation as of December 31, 2005 and the results of its operations and its cash flows for the period from April 15, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP
Eisner LLP

New York, New York

March 9, 2006

Except for the third paragraph of Note C, as to which the date is January 4, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

KapStone Paper and Packaging Corporation

We have audited management’s assessment, included in the accompanying Management Annual Report on Internal Control over Financial Reporting, that KapStone Paper and Packaging Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that KapStone Paper and Packaging Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of KapStone Paper and Packaging Corporation as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for  the  period ended December 31, 2006 of KapStone Paper and Packaging and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 15, 2007

KapStone Paper and Packaging Corporation
(a development stage company)
 Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005

Assets
Current assets:
Cash	$—	$2,157,611
Restricted cash and cash equivalents, held in trust (including interest receivable of $266,239 at December 31, 2005)	115,239,411	111,965,034
Prepaid income tax	92,587	—
Prepaid insurance	23,055	122,500
Other prepaid expenses	—	6,375
Income tax refund receivable	3,577	—
Total current assets	115,358,630	114,251,520
Deferred acquisition costs	3,058,163	—
Deferred income taxes	688,652	54,094
Other assets	151,499	—
Total assets	$119,256,944	$114,305,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$196,024	$—
Accrued expenses	2,786,256	76,486
Accrued income taxes	—	59,852
Deferred income taxes	—	90,521
Total current liabilities	2,982,280	226,859

Common stock, subject to possible redemption-40,000 and 3,998,000 shares at December 31, 2006 and 2005, respectively)	221,596	22,159,715
Interest income attributable to common stock subject to possible redemption (net of taxes of $97,601 at December 31, 2005)	8,879	189,462
	230,475	22,349,177
Commitments and contingencies (Note J)	—	—

Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued and outstanding (including 40,000 and 3,998,000 shares subject to possible redemption at December 31, 2006 and 2005, respectively)	2,500	2,500
Additional paid-in capital	113,903,630	91,098,761
Income accumulated during the development stage	2,138,059	628,317
Total stockholders’ equity	116,044,189	91,729,578
Total liabilities and stockholders’ equity	$119,256,944	$114,305,614

 See notes to consolidated financial statements

KapStone Paper and Packaging Corporation
(a development stage company)
Consolidated Statements of Operations

	Year Ended December 31, 2006	Inception (April 15, 2005) Through December 31, 2005	Accumulated Inception (April 15, 2005) Through December 31, 2006
Cost and expenses:
Operating expenses	$1,975,904	$221,100	$2,197,004

Other income:
Bank interest	61,230	24,124	85,354
Interest on restricted cash and cash equivalents held in trust	5,229,487	1,436,034	6,665,521
Total other income	5,290,717	1,460,158	6,750,875
Income before provision for income taxes:	3,314,813	1,239,058	4,553,871
Provision for income taxes	1,118,905	421,279	1,540,184
Net income	2,195,908	817,779	3,013,687

Interest income, net of taxes, attributable to common stock subject to possible redemption	(686,166)	(189,462)	(875,628)

Net income attributable to holders of nonredeemable common stock	$1,509,742	$628,317	$2,138,059

Weighted-average number of shares outstanding:
Basic	25,000,000	15,307,692	20,968,000
Diluted	29,601,770	16,547,715	24,080,895
Earnings per share:
Basic	$0.09	$0.05	$0.14
Diluted	$0.07	$0.05	$0.13

Weighted average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	21,023,688	13,247,185	17,788,662
Diluted	25,625,458	14,487,208	20,901,558

Earnings per share exclusive of shares subject to possible redemption:
Basic	$0.07	$0.05	$0.12
Diluted	$0.06	$0.04	$0.10

 See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

(a development stage company)

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Income Accumulated During the Development Stage	Total
Balance - April 15, 2005 (date of inception)	—	$—	$—	$—	$—
Initial capital from founding stockholders	5,000,000	500	24,500		25,000
Sale of 20,000,000 units and underwriter’s option (including 3,998,000 shares of common stock subject to possible redemption), net of underwriter’s discount and offering expenses	20,000,000	2,000	113,233,976		113,235,976
Reclassification as a result of 3,998,000 shares of common stock being subject to possible redemption			(22,159,715)		(22,159,715)
Accretion of trust fund relating to common stock subject to possible redemption				(189,462)	(189,462)
Net income for the period				817,779	817,779

Balance — December 31, 2005	25,000,000	$2,500	$91,098,761	$628,317	$91,729,578
Reclassification as a result of 3,958,000 shares of common stock no longer subject to possible redemption			22,804,869		22,804,869
Accretion of trust fund relating to common stock subject to possible redemption				(686,166)	(686,166)

Net income for the period				2,195,908	2,195,908
Balance-December 31, 2006	25,00,000	$2,500	$113,903,630	$2,138,059	$116,044,189

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation
(a development stage company)
Consolidated Statements of Cash Flows

		Inception	Accumulated Inception
		(April 15, 2005)	(April 15, 2005)
	Year Ended	Through	Through
	December 31, 2006	December 31, 2005	December 31, 2006
Operating activities:
Net income	$2,195,908	$817,779	$3,013,687
Deferred income taxes	(725,079)	36,427	(688,652)
Changes in:
Interest receivable on investments held in trust	266,239	(266,239)	—
Prepaid income tax	(92,587)	—	(92,587)
Income tax refund receivable	(3,577)	—	(3,577)
Prepaid insurance	99,445	(122,500)	(23,055)
Other prepaid expenses	6,375	(6,375)	—
Accounts payable	196,024	—	196,024
Accrued expenses	548,564	76,486	625,050
Accrued income taxes payable	(59,852)	59,852	—
Net cash provided by operating activities	2,431,460	595,430	3,026,890

Investing activities:
Acquisition costs paid	(985,631)	—	(985,631)
Financing fees	(62,824)	—	(62,824)
Purchase of U.S. government securities held in trust	(1,482,963,376)	(556,765,009)	(2,039,728,385)
Maturities of U.S. government securities held in trust	1,594,662,171	445,066,214	2,039,728,385
Cash held in trust	(115,239,411)	—	(115,239,411)
Net cash (used in) investing activities	(4,589,071)	(111,698,795)	(116,287,866)

Financing activities:
Proceeds from public offering, net of expenses	—	113,235,876	113,235,876
Proceeds from sale of common stock to founding stockholders	—	25,000	25,000
Proceeds from notes payable to stockholders	—	200,000	200,000
Repayment of notes payable to stockholders	—	(200,000)	(200,000)
Proceeds from issuance of underwriters’ option	—	100	100
Net cash provided by financing activities	—	113,260,976	113,260,976

Net (decrease) increase in cash	(2,157,611)	2,157,611	—
Cash and cash equivalents-beginning of period	2,157,611	—	—
Cash and cash equivalents-end of period	$—	$2,157,611	$—
Cash paid during the period:
Federal income taxes	$1,990,000	$325,000	$2,315,000
Supplemental disclosure of non cash activities:
Reclassification of common stock subject to possible redemption	$(22,804,869)	$22,159,715	$(645,154)
Accretion of trust fund relating to common stock subject to possible redemption	$686,166	$189,462	$875,628
Acquisition costs accrued	$2,072,532	—	$2,072,532

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A:  Organization and Business Operations

KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation) or the “Company” was incorporated in Delaware on April 15, 2005.  On May 25, 2006, the Company formed a wholly-owned subsidiary, KapStone Kraft Paper Corporation, or KapStone Kraft.  The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) of an operating business in the paper, packaging, forest products and related industries.  The Company has neither engaged in any operations nor generated operating revenue and is considered to be in the development stage and is subject to the risks associated with activities of development stage companies as of December 31, 2006.  The Company selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) was declared effective on August 15, 2005.  The Company consummated the Offering on August 19, 2005 and received net proceeds of approximately $113,236,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, which are intended to be generally applied toward a Business Combination.   As of December 31, 2006, of the net proceeds, $115,239,411, including interest earned of $6,665,521, net of taxes, is being held in the Trust Account and invested in U.S. Government securities until the earlier of (i) the consummation of the first Business Combination or (ii) the distribution of the Trust Account as described below.

The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.  See Note C.

Note B:   Summary of Significant Accounting Policies

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by the Company and reflect all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Deferred acquisition costs

Deferred acquisition costs include costs incurred relating to the January 2007 purchase of Kraft Paper Business (KPB) and include legal fees, due diligence and other costs. These costs have been capitalized and will be included in the purchase price of the KPB acquisition.

Earnings per common share

Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Income Taxes

The Company accounts for income taxes under the liability method. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Note C:  Initial Public Offering

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

The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $980,000, using an expected life of four years, volatility of 23.9 percent, and a risk-free interest rate of 3.93 percent. However, because the Units did not have a trading history, the volatility assumption was based on information available to management.  The volatility estimate was derived using  five-year historical stock prices for the nine companies in the Standard and Poor’s Supercomposite Paper Packaging Index. The Company believes the volatility estimate calculated from this index is a reasonable benchmark to use in estimating the expected volatility of the Units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

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

Note D — Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 consist of the following:

	2006	2005

Legal fees	$1,694,659	$—
Acquisition due diligence	372,239	—
Franchise taxes	224,021	59,021
Proxy costs and other	223,847	—
Audit and accounting	160,637	—
Other	110,853	17,465
Total	$2,786,256	$76,486

Note E - Income Taxes

The Company’s statutory tax rate is 34.0%.  The effective tax rate is 33.8% for the year ended December 31, 2006.

The provision for income taxes for the periods ended December 31, 2006 and 2005 consists of the following:

	2006	2005
Current:
Federal	$1,817,494	$384,852
State	6,423	—
Deferred:
Federal	(705,012)	36,427
Total	$1,118,905	$421,279

Deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005
Deferred tax assets — acquisition costs	$688,652	$54,094
Deferred tax liability — accrued interest receivable	—	(90,521)

Net deferred tax asset / (liability)	$688,652	$(36,427)

Note F:  Notes Payable to Stockholders

The Company issued non-interest bearing unsecured promissory notes to the Founding Stockholders of the Company totaling $200,000 on April 16 and April 25, 2005.  The Notes were repaid in accordance with their terms on August 19, 2005 from the proceeds of the Offering.

Note G:  Redemption Status of Common Stock

The registration statement for the Company’s initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, the Company would submit such transaction for stockholder approval. In the event that holders of 20 percent or more of the shares issued in the offering voted against the business combination and elected to redeem their shares, the business combination would not be consummated. If holders of less than 20 percent of the shares issued in the offering voted against the business combination and elected to have their shares redeemed, the business combination would be consummated and the shares of such holders would be redeemed at the net offering price, $5.54, plus interest income allocable to such shares, net of income taxes. The number of shares subject to possible redemption is 3,998,000. At December 31, 2005, the Company classified $22,349,177 of the net proceeds from the initial offering plus interest, but net of taxes, as common stock subject to possible redemption in the accompanying consolidated balance sheet. Based on the votes submitted on December 29, 2006 (Note L), 40,000 shares voted against the proposed KPB Business Combination and as a result, $230,475 of the net proceeds from the initial offering plus interest have been classified as common stock subject to redemption in the accompanying consolidated balance sheets as of December 31, 2006. The stock redemption occurred in February 2007.

Note H:  2006 Incentive Plan

On December 29, 2006, stockholders approved the 2006 Incentive Plan (“Plan”).

The Plan is administered by a committee of not fewer than two members of the board of directors (“Administrator”). To the extent necessary to comply with Rule 16b-3 under the Securities Act of 1934, as amended and to the extent necessary to exclude Awards granted under the Plan from the calculation of the income tax deduction limit under Section 162 (m) of the Internal Revenue Code of 1986, each member of the committee shall be an “outside director” within the meaning of Section 162 (m) of the Code and Treasury Regulations promulgated thereunder.

A maximum of 3,000,000 shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called “Awards”), may be granted under the Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Plan. The number of shares available under the Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action.

Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees while actually employed the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs.

Option Awards granted under the Plan are exercisable for a period fixed by the Administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

No Awards were approved in 2006 and, as a result, no stock compensation expense was recognized.

Note I:  Related-Party Transactions

The Company agreed to pay Stone-Kaplan Investments, LLC, a company where certain of the Founding Stockholders serve in executive capacities, an administrative fee of $7,500 per month for office space and general and administrative services from August 15, 2005 through the date of a Business Combination.  Stone-Kaplan Investments LLC has agreed to pay a portion of the aforementioned administration fee to Arcade Partners LLC, a company where certain of the Founding Stockholders serve in executive capacities.  From time to time, the Company retains the services of White Oak Aviation, an aviation services company solely owned by certain Founding Stockholders.  For the period from inception to December 31, 2005 and the twelve months ended December 31, 2006, the amount paid to this entity was $11,829 and $80,554, respectively.

Note J:  Commitments and Contingencies

The Company engaged the representative of the underwriters to act as its investment banker in connection with a Business Combination.  The Company agreed to pay the representative a cash fee of $1,200,000 at the closing of the Business Combination for assisting the Company in structuring and negotiating the terms of the transaction. The Company paid the underwriters $1,200,000 in January 2007 following the consummation of the KPB acquisition (Note L).

Note K:  Common Stock Reserved for Issuance

At December 31, 2006, 44,000,000 shares of common stock were reserved for issuance upon exercise of warrants, stock options and the underwriter’s option.

Note L:  Subsequent Event

KPB acquisition

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million plus two contingent earn-out payments of up to $35 million and $25 million, based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration. The purchase price payable on the closing date will be adjusted dollar-for-dollar to the extent IP’s working capital as of such date is greater or less than $42,637,709. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

The Company used the proceeds of its initial public offering, which totals $115,239,411, including interest earned, and held in trust at December 31, 2006, together with borrowings of $60,000,000 from a $95,000,000 senior secured credit facility to acquire KPB.

Credit facility

On January 2, 2007, in connection with the KPB acquisition, the Company obtained a senior secured credit facility from LaSalle Bank National Association.  The credit facility currently provides the Company with the ability to borrow up to $95,000,000 pursuant to a $35,000,000 revolving loan and a $60,000,000 term loan.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility has a maturity date of December 31, 2011.

Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on the Company’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

Purchase accounting

The purchase was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

The preliminary purchase price includes cash of $155 million less working capital adjustments of $7.1 million plus transaction costs of $3.3 million. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of obtaining third party valuations of tangible and intangible assets acquired, thus the allocation of the purchase price is preliminary and subject to refinement:

Cash	$1,000
Accounts receivable	30,705,000
Inventories	21,636,000
Prepaid expenses	1,251,000
Property, plant and equipment	105,855,000
Deferred income taxes	1,191,000
Other assets	2,624,000
Goodwill	6,396,000
Intangible Assets	700,000
Accounts payable	(7,931,000)
Accrued expenses	(6,311,000)
Other liabilities	(4,857,000)
Allocated purchase price	$151,260,000

The intangible assets represent the value for customer lists and are planned to be amortized over 15 years.

Note M: Summarized Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for fiscal 2006 and 2005 are as follows:

		Quarters Ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006(1)
Operating expenses	$154,457	$363,711	$373,519	$1,084,217
Other income (2)	1,207,065	1,319,731	1,395,791	1,368,130
Provision for income taxes	361,186	315,696	350,872	91,151
Net income	691,422	640,324	671,400	192,762
Net income allocable to holders of non-redeemable common stock	535,763	468,994	488,585	16,400
Diluted earnings per share of common stock	$0.02	$0.02	$0.02	$0.01

(1)   Higher operating expenses for the quarter ended December 31, 2006 relate to start-up costs consisting of human resources consulting costs for new benefit plans to be provided for the employees of the KPB business.

(2)   Other income represents interest earned on funds invested in US treasury bills and held in trust.

		Quarters Ended,
	March 31, 2005	June 30, 2005(1)	September 30, 2005	December 31, 2005

Operating expenses	$ —	$ 1,000	$ 37,799	$ 182,301
Other income	—	—	430,180	1,029,978
Provision for income taxes	—	—	133,070	288,209
Net income / (loss)	—	(1,000)	259,311	559,468
Net income / (loss) allocable to holders of non-redeemable common stock	—	(1,000)	203,590	425,727
Diluted earnings per share of common stock	$ —	$ —	$ 0.02	$ 0.02

(1)    The Company was formed on April 15, 2005. Proceeds from the initial offering were received on August 19, 2005 and totaled $113,236,000. These funds were invested in US treasury bills held in trust. Other income reflects interest earned on the investment.