Form 10-Q
period 2007-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2007-05-09
CIK 1325281

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2007

Commission File Number: 000-51444

KapStone Paper and Packaging Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-2699372
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

KapStone Paper and Packaging Corporation, One Northfield Plaza, Suite 480
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
Yes ☐ No ☒

There were 24,960,000 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at May 1, 2007, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

			Predecessor KPB
	March 31,	December 31,	December 31,
	2007	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,233	$—	$1
Restricted cash and cash equivalents, held in trust	—	115,239	—
Accounts receivable, less allowances of $1,022 at March 31, 2007	31,753	—	25,824
Inventories	21,953	—	24,087
Prepaid expenses and other current assets	1,920	120	1,425
Total current assets	90,859	115,359	51,337

Plant, property and equipment, net	110,267	—	201,593
Deferred income taxes	1,491	689	—
Deferred acquisition costs	187	3,058	—
Other assets	3,326	151	4,452
Goodwill	936	—	—
Total assets	$207,066	$119,257	$257,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,243	$196	$7,931
Accrued expenses	2,096	2,562	7,144
Accrued compensation costs	4,893	—	—
Accrued income taxes	2,976	—	—
Accrued taxes other than income	705	224	—
Deferred income taxes	566	—	—
Current portion of long-term debt	9,500	—	—
Total current liabilities	30,979	2,982	15,075

Other liabilities:
Long-term debt	50,500	—	22,357
Asset retirement obligations	268	—	265
Pension and post retirement benefits	3,397	—	—
Total other liabilities	54,165	—	22,622
Common stock, subject to redemption-40,000 shares at December 31, 2006	—	230	—

Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued less 40,000 treasury shares outstanding at March 31, 2007 and 25,000,000 at December 31, 2006 (including 40,000 shares subject to possible redemption at December 31, 2006)	2	3	—
Additional paid-in capital	112,934	113,904	—
Divisional control	—	—	219,685
Common stock held in treasury	(230)	—	—
Retained earnings	9,216	2,138	—
Total stockholders’ equity	121,922	116,275	219,685
Total liabilities and stockholders’ equity	$207,066	$119,257	$257,382

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
	Three Months Ended March 31,		Three Months Ended
	2007	2006	March 31, 2006

Net sales	$65,427	$—	$64,012
Cost of sales	48,122	—	48,296
Depreciation and amortization, excluding amortization of intangibles	2,173	—	4,731
Gross profit	15,132	—	10,985

Selling, general and administrative expenses	3,728	155	3,094
Operating income / (loss)	11,404	(155)	7,891
Other income / (expense):
Other income	461	—	—
Interest income	397	1,207	—
Interest expense	(1,156)	—	(334)
Total other income / (expense)	(298)	1,207	(334)
Income before provision for income taxes	11,106	1,052	7,557
Provision for income taxes	4,028	361	2,920
Net income	7,078	691	4,637
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(156)	—

Net income allocable to holders of nonredeemable common stock	$7,078	$535	$4,637

Weighted-average number of shares outstanding:
Basic	24,973,333	25,000,000	—
Diluted	33,868,933	28,768,116	—

Net income per share:
Basic	$0.28	$0.03	$—
Diluted	$0.21	$0.02	$—

Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	24,960,000	21,002,000	—
Diluted	33,855,600	24,770,116	—

Net income per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$0.28	$0.03	$—
Diluted	$0.21	$0.02	$—

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
	Three Months Ended March 31,		Three Months Ended
	2007	2006	March 31, 2006
Operating activities
Net income	$7,078	$691	$4,637
Depreciation and amortization	2,245	—	4,731
Changes in operating assets and liabilities:
Accounts receivable, net	(5,929)	—	(3,540)
Inventories	3,660	—	1,387
Prepaid expenses and other current assets	(711)	291	(282)
Accounts payable	2,116	—	570
Accrued expenses	(2,920)	457	(55)
Accrued compensation costs	4,893	—	—
Accrued taxes other than income	481	—	—
Accrued income taxes	2,976	—	—
Deferred income taxes	958	(134)	63

Net cash provided by operating activities	14,847	1,305	7,511

Investing activities
Acquisition costs paid	(187)	—	—
KPB acquisition, net of cash acquired	(150,303)	—	—
Capital expenditures	(2,078)	—	(1,236)
Restricted cash and other	—	—	539
Purchase of U.S. government securities held in trust	—	(451,089)	—
Maturities of U.S. government securities held in trust	—	450,241	—
Net cash used in investing activities	(152,568)	(848)	(697)

Financing activities
Proceeds from long-term debt	60,000	—	—
Debt issuance costs paid	(855)	—	—
Receipt of funds held in trust	115,239	—	—
Redemption of shares	(230)	—	—
Investment banking fee paid	(1,200)	—	—
Other	—	—	(6,814)
Net cash provided by financing activities	172,954	—	(6,814)

Net increase in cash and cash equivalents	35,233	457	—
Cash and cash equivalents-beginning of period	—	2,157	1
Cash and cash equivalents-end of period	$35,233	$2,614	$1

See notes to condensed consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(UNAUDITED)

1.                                      Financial Statements

The accompanying unaudited condensed consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business (KPB) from International Paper Company (IP). The accompanying condensed consolidated financial statements include the results of KPB since this date. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage enterprise.  For periods prior to the acquisition, KPB is deemed to be the “Predecessor” to the Company. As a result, for the period ended March 31, 2006, the statement of operations and statement of cash flows of KPB are presented for comparative purposes.  The accompanying condensed consolidated statements of operations and cash flows present the results of operations and cash flows for i) the period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

2.                                      Summary of Significant Accounting Policies

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions designated f.o.b. destination, which generally include export sales, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Cash incentive rebates are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate. Prepaid rebates are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets until earned. Discounts for prompt payments are accrued at the time of sale and adjusted when qualifying payments are made by customers. Accrued discounts are netted against account receivables, net.

Cost of sales— Cost of sales includes the following: the cost of inventory sold during the period, warehousing costs which include distribution costs and distribution center occupancy costs and freight expenses to customers.

Freight charged to customers is recognized in net sales.

Annual Maintenance Costs—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Previously, the Predecessor accrued major planned maintenance ratably over the year for interim reporting.  Predecessor results have been restated to account for major maintenance activities under the direct expense method.  Cost of sales has been lowered by $1,158 while operating income has been increased by $1,158 for the period ended March 31, 2006.  As a result, net income has been increased by $711 for the period ended March 31, 2006. Other maintenance costs are expensed as incurred.

Earnings per common share—Basic income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of trade accounts receivable. Trade accounts receivable balances (net of allowances for doubtful accounts) for net sales to unaffiliated customers were approximately $31.8 million and $29.3 million at March 31, 2007 and 2006, respectively.

The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information. The allowance for doubtful accounts was approximately $0.7 million and $0.2 million at March 31, 2007 and 2006, respectively.

Inventories—Inventories are valued at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. These values are presented at the lower of cost or market. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

Plant, Property, and Equipment, net—Plant and equipment is stated at cost less accumulated depreciation. Plant  and equipment acquired in the KPB acquisition is originally recorded at fair value (see note 4) and depreciated.

Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  Estimated useful lives are as follows:

Years
Machinery and equipment	10-20
Building	20-40
Computer hardware	3-6
Furniture and office equipment	3-10
Leasehold improvements	Lesser of life of leasehold improvements or term of the lease

Impairment of Long-Lived Assets—Long-lived assets, excluding goodwill, are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets or group of assets may not be recoverable, as measured by comparing their net book value to the undiscounted estimated future cash flows generated by their use. In the event undiscounted estimated future cash flows is less than the net book value, an impairment charge is recorded to reflect the estimated fair value of the assets, determined principally using discounted cash flows.

Income Taxes— The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Employee benefit plan—The Company is in the process of establishing a defined benefit pension plan for its union employees in North Carolina and Arkansas in accordance with the purchase agreement.  The Company has estimated the current service costs which are being charged to operations as they accrue based on services rendered by employees during the year. An independent actuary is in the process of performing an actuarial valuation based on management’s best estimate for key assumptions.

3.                                      Reclassifications

Certain prior period Predecessor balances have been reclassified to conform to the current period presentation.

4.                                      KPB Acquisition

On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155.0 million and less certain post closing adjustments of $7.8 million plus two contingent earn-out payments of up to $60.0 million (in aggregate), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and be recorded as goodwill. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

The KPB acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

The preliminary purchase price allocation includes cash of $155.0 million less working capital adjustments of $7.8 million plus transaction costs of $3.1 million. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of reviewing third party valuations of tangible and intangible assets acquired, thus the allocation of the purchase price is preliminary ($ 000):

Accounts receivable, net	$25,824
Inventories	25,613
Prepaid expenses and other current assets	1,089
Plant, property and equipment	110,359
Deferred income taxes	1,191
Other assets	1,672
Goodwill	936
Intangible assets	673
Accounts payable	(7,931)
Accrued expenses	(5,843)
Other liabilities	(3,280)
Allocated purchase price	$150,303

The intangible assets represent the value of customer lists, $263 and trademarks, $410. Customer lists are amortized over 8 years. For the period ended March 31, 2007, amortization expense totaled $8 and is included in administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Trademarks were appraised with an indefinite life and as a result are not being amortized, but are subject to an annual impairment review.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist.  The impairment test will be conducted in the fourth quarter.  Goodwill has not yet been allocated to operating segments. Goodwill will be deducted for federal income tax purposes over 15 years.

As part of the KPB acquisition, the Company assumed liabilities for retiree medical/life obligation for employees not eligible to retire at December 31, 2006, of $1.3 million. In addition, obligations for an increase in the hourly pension benefit level totaling $1.7 million were assumed by the Company.  Employees no longer accrue benefits under these plans.  The Company is in the process of establishing a defined benefit pension plan for its union employees and benefits will be retroactive to January 1, 2007.

Proforma financial information for the prior period has not been presented in this report as proforma results would not be materially different than the Predecessor results presented in the accompanying Condensed Consolidated Statements of Operations.

5.                                      Underwriter’s Fee

The Company paid the underwriter $1.2 million in 2007 for services performed relating to the company’s initial public offering. The fee was payable upon a successful Business Combination. Accordingly, the fee was charged against Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets.

6.                                      Redemption Status of Common Stock

The registration statement for the Company’s initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, the Company would submit such transaction for stockholder approval.   Based on the votes submitted on December 29, 2006, 40,000 shares voted against the proposed KPB Business Combination and sought to be redeemed for cash. As a result, $230 of the net proceeds from the initial offering plus interest was classified as common stock subject to redemption at December 31, 2006. The stock redemption occurred in February 2007 and the redeemed shares were held in treasury at March 31, 2007.

7.                                      2006 Incentive Plan

On December 29, 2006, stockholders of the Company approved the 2006 Incentive Plan (“Plan”).

The Plan is administered by a committee of not fewer than two members of the board of directors (“Administrator”). To the extent necessary to comply with Rule 16b-3 under the Securities Act of 1934, as amended and to the extent necessary to exclude Awards granted under the Plan from the calculation of the income tax deduction limit under Section 162(m) of the Internal Revenue Code of 1986, each member of the committee shall be an “outside director” within the meaning of Section 162(m) of the Code and Treasury Regulations promulgated thereunder.

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

Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs.

Option Awards granted under the Plan are exercisable for a period fixed by the Administrator, but not longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

No Awards have been granted under the Plan as of March 31, 2007, and, as a result, no stock compensation expense was recognized.

In April 2007, the Company’s Compensation Committee approved the issuance of 174,020 shares of restricted stock and 512,000 stock options to directors, executive officers and employees of the Company. As a result, the Company will apply the provisions of FAS 123 (R), Share-based Payments, beginning with the second quarter of 2007.

8.                                      Related-Party Transactions

From time to time, the Company retains the services of White Oak Aviation (White Oak), an aviation services company solely owned by certain Founding Stockholders.  The fees charged by White Oak to KapStone for these services are calculated using a discounted rate from the fees White Oak typically charges to outside parties. For the periods ended March 31, 2007 and 2006, the amount paid to this entity was $52 and $22, respectively.

9.                                      Common Stock Reserved for Issuance

At March 31, 2007 and December 31, 2006, 44,000,000 shares of common stock were reserved for issuance upon exercise of warrants, stock options and the underwriter’s option.

10.                               Long-term Debt and Credit Facility

On January 2, 2007 in connection with the KPB acquisition, the Company obtained a senior secured credit facility,  which provides the Company the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving loan and a five year $60.0 million term loan, due December 31, 2011.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  At March 31, 2007, there were no advances under the revolving loan. The credit facility expires on December 31, 2011.

Long-term debt at March 31, 2007 is summarized as follows ($000s):

March 31, 2007
Term loan	$60,000

Less Current portion of long-term debt	9,500

Long-term debt	$50,500

At March 31, 2007, the Company had one letter of credit outstanding totaling $300.

Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on the Company’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to

.50% depending on the Company’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin, adjusts quarterly.

Financing fees paid for the above credit facility totaled $855 and are being amortized over five years using the effective interest method. Amortization expense for the period ended March 31, 2007 totaled $64 and is recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations.

11.                               Inventories

Inventories consist of the following at March 31, 2007, and December 31, 2006, respectively ($000’s):

	March 31, 2007	Predecessor KPB
	(Unaudited)	December 31, 2006
Raw materials	$5,567	$6,466
Work in process	410	321
Finished goods	12,239	13,352
Replacement parts and supplies	3,737	3,948

Inventories	$21,953	$24,087

As part of the KPB acquisition, the Company revalued finished goods inventories in accordance with SFAS No.141, Business Combinations, accordingly, at January 2, 2007 finished goods inventories were revalued by $1.5 million to fair value. This amount was charged to cost of sales in the accompanying Condensed Consolidated Statements of Operations for the period ended March 31, 2007.

12.                               Income taxes

The Company’s US federal statutory tax rate is 35% for 2007 and 34% for 2006. Our effective tax rate for the three months ended March 31, 2007, was 36.3% compared with 34.0% for the same period in the prior year. Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax, net of federal benefit, the domestic manufacturing deduction, and changes in statutory federal and state tax rates.

In July 2006, the FASB issued FIN No. 48, which clarifies the application of SFAS No. 109. FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, de-recognition, classification, and disclosure of tax positions. The Company adopted FIN No. 48 effective January 1, 2007. The Company to date has no unrecognized tax benefit. In accordance with FIN 48, paragraph 19, the Company classifies interest and penalties as a component of tax expense. We do not have any uncertain income tax positions included in the accompanying condensed consolidated financial statements at March 31, 2007.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 and 2006.

13.                               Pension plan and post retirement benefits

The Company is in the process of establishing a defined benefit plan to provide benefits for approximately 550 union represented employees.  This plan is part of the collective bargaining agreement between Kapstone Kraft and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service

Workers Union, AFL-CIO, CLC.  When the plan is established certain union employees will begin to accrue a benefit under the Kapstone Kraft plan as of January 1, 2007.  The Company recorded an estimate of $382 as the probable pension expense related to period ended March 31, 2007, when the Plan is adopted.

The Company maintains defined contribution plans covering all eligible salaried employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees, while the Company’s Retirement Savings Plan, which provides for contributions based on a salaried employee’s salary and age, vests 100% after three years. Company contributions to the 401(k) plan are based on matching of employee contributions and vest after three years for union employees. For the period ended March 31, 2007, the expense of Company matching employee contributions totaled $350.

14.                               Segment Information

The Company operates in one geographic segment, the United States. The Company operates in two operating segments: unbleached Kraft and dunnage bags. The unbleached Kraft segment produces  a variety of unbleached Kraft paper and linerboard products. These products are sold to customers who convert the paper into end-market finished products. The dunnage bags segment converts unbleached Kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport. The products are sold to distributors and on a direct basis for use by manufacturers, less-than-trailer-load carriers and retail regional distribution centers. Corporate represents expenses not charged to the operating segments. Corporate assets represent mainly cash and cash equivalents and goodwill (not yet allocated to the operating segments).

		Predecessor KPB
Industry Segment (in thousands of U.S. dollars):	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net Sales:
Unbleached kraft	$58,481	$55,593
Dunnage bags	7,768	9,034
Elimination of intersegment sales from unbleached kraft	(822)	(615)

Total	$65,427	$64,012

Operating income / (loss):
Unbleached kraft	$13,026	$8,284
Dunnage bags	1,522	1,809
Corporate	(3,144)	(2,202)

Total	$11,404	$7,891

Depreciation and Amortization:
Unbleached kraft	$2,133	$4,651
Dunnage bags	40	80
Corporate	72	—

Total	$2,245	$4,731

Total assets (at March 31, 2007 and December 31, 2006):
Unbleached kraft	$155,045	$245,412
Dunnage bags	11,394	11,970
Corporate	40,627	—

Total	$207,066	$257,382

		Predecessor KPB
Operating Segment (in thousands of U.S. dollars):	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Capital Spending:
Unbleached kraft	$2,049	$1,236
Dunnage bags	29	—
Corporate	—	—

Total	$2,078	$1,236

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business, or KPB, a division of International Paper Company (IP), consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million and less certain post closing adjustments of $7.8 million plus two contingent earn-out payments of up to $60 million (in aggregate), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and recorded as goodwill. The purchase price payable on the closing date was adjusted by $7.8 million, or dollar-for-dollar, for IP’s working capital as of such date being less than $42.6 million.

The accompanying management discussion and analysis include the results of KPB since January 2, 2007. Prior to the acquisition of KPB, the Company had no operations nor generated operating revenues and was considered a development stage enterprise.  For periods prior to the acquisition, KPB is deemed to be the “Predecessor” to the Company. As a result, for the period ended March 31, 2006, the statement of operations and statement of cash flows of KPB are presented for comparative purposes.  The accompanying consolidated statements of operations and cash flows present the results of our operations and cash flows for i) the  period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to SFAS No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

Results of Operations

The Company’s management uses a variety of financial measurements to analyze its performance. These measurements include (1) Operating Income, (2) Productivity (3) Selling, General & Administrative (“SG&A”) expenses and (4) Average revenue per ton (for unbleached kraft) and average revenue per dunnage bag (for Ride Rite® Converting).

Operating Income.    Operating income is used by the Company’s management primarily as a measure of its segments’ operating performance. The Company’s management defines operating income as net sales minus costs associated with these sales. Net sales include sales of unbleached kraft paper products, linerboard and dunnage bags net of term allowances and discounts. For purposes of calculating operating income, costs include the cost of raw materials, labor, maintenance, depreciation and amortization, distribution expenses and selling, general and administrative expenses.

Selling, General and Administrative Expenses.   SG&A expenses include selling, customer service and corporate employee salaries and benefits, professional fees, and information technology expenses, including fees paid to IP for transitional services support.

Average Revenue per Ton/Dunnage Bag.  Average revenue per ton/bag represents the revenue divided by the tons of unbleached kraft paper and linerboard sold or the units of dunnage bags sold, as applicable.

All comments and variances in the following commentary for the period ended March 31, 2006 refer to the Predecessor, or KPB.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

KapStone Paper and Packaging Corporation compared to Predecessor (KPB)

Net sales

	Three Months ended March 31,
	Net Sales in Thousands of Dollars				Tons/Bags Sold
	2007	2006	Change	%	2007	2006	Change	%
Unbleached kraft	$58,481	$55,593	$2,888	5.2%	108,953	110,294	(1,341)	(1.2)%
Dunnage bags	7,768	9,034	(1,266)	(14.0)%	2,044,000	2,255,000	(211,000)	(9.4)%
Intersegment elimination from unbleached kraft	(822)	(615)	(207)	(33.7)%	(1,356)	(1,026)	(330)	(32.2)%
	$65,427	$64,012	$1,415	2.2%

Average revenue per ton	$536.75	$504.04	$32.71	6.5%
Average revenue per dunnage bag	$3.80	$4.01	$(0.21)	(5.2)%

KapStone’s net sales increased by $1.4 million, or 2.2%, to $65.4 million for the three months ended March 31, 2007 compared with $64.0 million for the three months ended March 31, 2006.  Improved product pricing and favorable mix for unbleached kraft paper were the major factors in the improvement.

Unbleached kraft segment net sales increased by $2.9 million, or 5.2%, to $58.5 million for the three months ended March 31, 2007 compared with $55.6 million for the three months ended March 31, 2006.  Average selling prices for the three months ended March 31, 2007 increased to $536.75 per ton, a $32.71 per ton increase or 6.5%, due to full realization of a $25 per ton price increase implemented in the first quarter of 2006 and a second price increase implemented during the second quarter of 2006 as compared to the prior year period.  Favorable product mix also positively impacted revenues due to increased sales of lightweight linerboard versus lower priced grocery bag grades and heavier weight linerboard.  The benefits from these increases were partially offset by a reduction in tons sold of 1.2% for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.  The tonnage decrease was primarily due to increased sales of lighter weight, higher margin linerboard resulting in an increase in the average square footage sold per ton of 0.7% for the three months ended March 31, 2007 compared with the similar period in the prior year.

Net sales for the dunnage bag segment sold under the Ride Rite® Converting brand name decreased by $1.3 million, or 14.0%, to $7.8 million for the three months ended March 31, 2007 compared with $9.0 million for the three months ended March 31, 2006 mainly due to a 9.4% drop in unit volume and unfavorable mix due to increased sales of lower priced two-ply bags.  The unfavorable mix resulted in average revenue per bag of $3.80, a decrease of $0.21 or 5.2%, for the three months ended March 31, 2007 compared to the similar period last year.   Bag sales have decreased due to reduced customer shipping activity.

Cost of sales

	Three Months Ended March 31,		Increase/(Decrease)
$ 000’s	2007	2006	Change	%
Unbleached kraft	$43,035	$42,113	$922	2.2%
Dunnage bags	5,909	6,798	(889)	(13.1)%
Intersegment elimination from unbleached kraft	(822)	(615)	(207)	(33.7)%
	$48,122	$48,296	$(174)	(0.4)%

Cost of sales for the period ended March 31, 2007 decreased by $174 compared to 2006 due to lower unit volume partially offset by a $1.5 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value and higher wood and utility costs.

Unbleached kraft segment cost of sales increased by $922 for the period ended March 31, 2007 to $43.0 million. The increase was driven by a $1.2 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value, higher wood costs (prices increased by 8.1%), and utility costs (electricity rates increased 13.8% per MKWH) offset by lower caustic soda costs, productivity gains, and lower volume of $1.7 million. As a result, cost of sales as a percent of net sales was 73.6% for the period ended March 31, 2007 compared with 75.8% for the period ended March 31, 2006.

Dunnage bag segment cost of sales decreased by $889, or 13.1% from 2006 due to a 9.4% drop in bag sales volume partially offset by a $0.3 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value. As a result, cost of sales as a percent of net sales was 76.1% for the period ended March 31, 2007 compared with 75.2% for the period ended March 31, 2006.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2007, totaled $2,245 compared to $4,731 for the three months ended March 31, 2006. The decrease of $2,486 reflects the revaluation of depreciable assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $91 million less than the basis being used for depreciation in the 2006 period.

Depreciation and amortization for the period ended March 31, 2007 includes $64 for deferred financing fee amortization and $8 for intangibles amortization which is recorded in Corporate.

Operating income

	Three Months Ended March 31,		Increase/(Decrease)
$ 000’s	2007	2006	Change	%
Unbleached kraft	$13,026	$8,284	$4,742	57.2%
Dunnage bags	1,522	1,809	(287)	(15.9)%
Corporate	(3,144)	(2,202)	(942)	(42.8)%
	$11,404	$7,891	$3,513	44.5%

Operating income increased by $3.5 million, or 44.5%, to $11.4 million for the three months ended March 31, 2007 compared with $7.9 million for the three months ended March 31, 2006.  Improved product pricing for unbleached kraft paper, lower depreciation costs, and improved product mix were the major factors in the improvement partially offset by a $1.5 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value and higher corporate expenses.

Unbleached kraft segment operating income increased by $4.7 million, or 57.2%, to $13.0 million for the three months ended March 31, 2007 compared with $8.3 million for the three months ended March 31, 2006.  Higher selling prices, lower depreciation costs, productivity gains and improved mix were partially offset by a $1.2 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value.

Dunnage bag segment operating income decreased by $0.3 million, or 15.9%, to $1.5 million for the three months ended March 31, 2007 compared with $1.8 million for the three months ended March 31, 2006 due to a $0.3 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value.

Corporate expenses for the three month period ended March 31, 2007 were $0.9 million, or 42.8% higher than the previous quarter and reflect expenses for the Company’s headquarters while the amount for the 2006 period reflects an allocation of corporate expenses when KPB was owned by IP.

KapStone Paper and Packaging Corporation compared to Stone Arcade Acquisition Corporation

Operating income for the Company for the period ended March 31, 2007 was $11,404 compared to an operating loss of $155 for the similar period in 2006. The change in quarterly operating income is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect the Company as a development stage enterprise and as a result, the operating loss includes expenses incurred to identify and acquire a business. Expenses for the 2007 period reflect corporate expenses associated with an operating company.

Liquidity and Capital Resources

KPB Acquisition

On January 2, 2007, we consummated the purchase of substantially all of the assets and assumed certain liabilities of KPB. The assets consist of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North

Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas. The liabilities assumed consist of trade accounts payable, accrued expenses and certain long term liabilities. The purchase price for the acquisition was approximately $155.0 million in cash less certain post-closing adjustments of $7.8 million, plus contingent earn-out payments of up to $60.0 million (in aggregate) based on KPB’s annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”) during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB’s average annual EBITDA for the five year period immediately following the acquisition, less $165.0 million and subject to a maximum of $35.0 million. The second contingent payment is an “all or nothing” payment and is payable if, and only if, KPB’s average annual EBITDA for the same five year period equals or exceeds $49.2 million. Generally, both payments, if earned, will be due and paid at the end of the five year period.

If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration.

Funding for the acquisition came from funds held in trust at December 31, 2006 totaling $115.2 million and the establishment of a new credit facility of $60.0 million.

Credit Facility

In connection with the acquisition, the Company’s subsidiary, KapStone Kraft, obtained a senior secured credit facility which provides us with the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving loan and a five year $60.0 million term loan.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility expires on December 31, 2011. At March 31, 2007, there were no advances under the revolving loan.

The term loan has scheduled principal payments of:  (a) $1.875 million on April 2, June 30, September 30 and December 31 of 2007; (b) $2.0 million on March 31, June 30, September 30 and December 31 of 2008; (c) $2.125 million on March 31, June 30, September 30 and December 31 of 2009 and March 31, June 30, September 30 and December 31 of 2010; (d) $2.25 million on March 31, June 30 and September 30 of 2011; and (e) $20.75 million on December 31, 2011.  We are also required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain asset dispositions and issuances of securities or debt and, within 100 days after the end of December 31, 2007 and 2008, respectively, 50% of excess cash flow from such fiscal years.

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

The credit facility contains a number of significant covenants that, among other things, restrict KapStone’s ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict KapStone’s corporate and business activities.  In addition, under the credit facility, KapStone Kraft is required to comply with a minimum EBITDA, fixed charge coverage ratio and total debt to EBITDA ratio.  The credit facility also restricts the aggregate amount of capital expenditures incurred by KapStone Kraft.

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

The credit facility is secured by all of KapStone Kraft’s tangible and intangible assets and a pledge of the capital stock of KapStone Kraft.

Cash flow

Cash flow from all activities during the quarter ended March 31, 2007, increased by $35.2 million from December 31, 2006, reflecting the receipt of funds held in trust at December 31, 2006 not used for the KPB acquisition of $23.7 million, and cash generated from operations of $14.8 million, partially offset by capital expenditures of $2.1 million, and an investment banking fee paid of $1.2 million.

Net cash inflow from operating activities was $14.8 million due to net income for the quarter and improved working capital.

Net cash outflow from investing activities was $152.6 million and included payment for the KPB acquisition of $150.3 million and capital expenditures of $2.1 million. Most capital expenditures are for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina.

Net cash inflow generated from financing activities totaled $173.0 million during the quarter ended March 31, 2007, and includes proceeds from the term loan of $60.0 million, and receipt of funds held in trust for the KPB acquisition of $115.2 million. In addition, during the quarter, the Company paid its investment banker a $1.2 million fee relating to the IPO and a $0.9 million fee for its credit facility.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

New Accounting Pronouncements

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R) “Share-Based Payments”, which requires that the fair value of all share-based payments to employees, including stock options, be recognized in financial statements. SFAS No. 123(R) superceded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required that the intrinsic-value method be used in determining compensation expense for share-based payments to employees. Under SFAS No. 123(R), employee-compensation expense is based on the grant-date fair value of awards, and will be recognized in the Statement of Operations over the period that recipients of awards are required to provide related service (normally the vesting period).

In April 2007, the Company’s Compensation Committee approved the issuance of 174,020 shares of restricted stock and 512,000 stock options to directors, executive officers and employees of the Company. As a result, the Company will apply the provisions of FAS 123 (R) beginning with the second quarter of 2007. Previously, no stock based compensation had been awarded by the Company.

Fair Value Option for Financial Assets

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008.

We are in the process of evaluating this statement, but do not expect that the adoption of SFAS No. 159 will have a material impact on our condensed consolidated financial statements.

Contractual Obligations

We lease various facilities, warehouses and equipment under non-cancelable operating leases. In accordance with generally accepted accounting principles, some of these obligations are not recognized as liabilities in our condensed consolidated balance sheets.

The following table summarizes our contractual obligations as of March 31, 2007 (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$60,000	$9,500	$25,250	$25,250	$—
Interest on long-term debt obligations(2)	14,578	5,019	8,334	1,225	—
Operating lease obligations(3)	1,084	337	622	96	29
Purchase obligations(4)	86	86	—	—	—
Other liabilities(5)	3,665	—	3,665	—	—
Total	$79,413	$14,942	$37,871	$26,571	$29

(1)             These obligations are reflected on our condensed consolidated balance sheets at March 31, 2007 in Current portion of long-term debt and Long-term debt, as appropriate.

(2)             Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s LIBOR rate on March 31, 2007 (7.1%). These obligations are not reflected on our condensed consolidated balance sheets at March 31, 2007.

(3)             These obligations are not reflected on our condensed consolidated balance sheets at March 31, 2007.

(4)             Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased These obligations are not reflected on our condensed consolidated balance sheets at March 31, 2007.

(5)             These items are reflected on our condensed consolidated balance sheets at March 31, 2007 in other liabilities.

Item 3. —    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under KapStone Kraft’s Credit Facility, we have a $60 million term loan and a revolving loan of $35 million. At March 31, 2007, the balance of the term loan was $60 million and there were no amounts drawn on the revolving loan. We had one letter of credit outstanding at March 31, 2007 totaling $300. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility has a maturity date of December 31, 2011.

Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on KapStone Kraft’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

Changes in market rates may impact the bank’s LIBOR rate. For instance, if the bank’s LIBOR rate were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $550,000 based upon our expected future monthly loan balances per our existing repayment schedule.

The principal market risk to which we are exposed is commodity and energy price risk. We are exposed to price fluctuations of certain commodities used in production as well as fluctuations in the price of its finished goods. Key raw materials and energy used in the production process include roundwood and woodchips, coal, electricity and caustic soda. We purchase these raw materials and energy at the market prices, and do not use forward contracts or other financial instruments to hedge its exposure to price risk related to these commodities. Prices for paper and related products are subject to market conditions. We have no long-term contracts to purchase raw materials or energy at fixed prices.

Except as described above, there have been no other material changes to our market risk exposure since December 31, 2006.

Item 4. —    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed, and were effective, to give reasonable assurance that information required to be disclosed about us and our subsidiary is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure in our filings under the Securities Exchange Act of 1934.

The following changes were made to the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Upon the Company’s acquisition of KPB on January 2, 2007 from International Paper, the Company’s existing financial reporting processes, which consisted of management of cash and investments, management of cash disbursements, management of period end closing and management of external reporting, were all expanded and or modified.

Various functions, controls and financial reporting processes of KPB were combined to existing Company functions, controls and financial processes and the Company currently continues to depend on the information and reporting systems of International Paper to monitor the operation of the KPB business.

The Company implemented significant business processes, much of which were from KPB, addressing financial reporting, accounting close, revenue and receivables, purchasing and payables, plant, property and equipment, treasury and investment, inventory, payroll, employee benefits, non-recurring transactions and information technology.

In addition, in January 2007, an audit committee, compensation committee and nominating and governance committee of the board were formed, board committee charters were adopted and various corporate governance policies were implemented.

PART II. — OTHER INFORMATION

Item 1. —    LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2006 (“Form 10-K”). The first risk factor below is an addition to our Risk Factors and the remainder are updates to existing risk factors that supersede the corresponding Risk Factor in our Form 10-K. Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The market price for our common stock may be highly volatile.

The market price of our common stock may be volatile due to certain factors, including, but not limited to, quarterly fluctuations in our financial and operating results; general conditions in the paper and packaging industries; or changes in earnings estimates.

Shares available for future issuance, conversion and exercise could have an adverse effect on the earnings per share and the market price of our common stock.

Any future issuance of equity securities, including exercise of stock options, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock.

Item 2. —    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. —    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. —    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. —    OTHER INFORMATION

None.

Item 6. —    EXHIBITS

(b)     Exhibits

10.12	First Amendment to Credit Agreement dated as of May 1, 2007 by and among KapStone Kraft Paper Corporation and LaSalle National Bank Association. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 1, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

May 9, 2007	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer