Form 10-Q
period 2007-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2007-08-08
CIK 1325281

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

There were 24,968,097 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at August 1, 2007, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

			Predecessor KPB
	June 30,	December 31,	December 31,
	2007	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,930	$—	$1
Restricted cash held in trust	—	115,239	—
Accounts receivable, less allowances of $884 at June 30, 2007	26,952	—	25,824
Inventories	21,329	—	24,087
Prepaid expenses and other current assets	2,337	120	1,425
Total current assets	93,548	115,359	51,337

Plant, property and equipment, net	110,982	—	201,593
Deferred income taxes	1,006	689	—
Deferred acquisition costs	1,197	3,058	—
Other assets	3,156	151	4,452
Goodwill	677	—	—
Total assets	$210,566	$119,257	$257,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,864	$196	$7,931
Accrued expenses	4,435	2,562	7,144
Accrued compensation costs	5,632	—	—
Accrued taxes other than income	1,008	224	—
Deferred income taxes	255	—	—
Current portion of long-term debt	9,625	—	—
Total current liabilities	32,819	2,982	15,075

Other liabilities:
Long-term debt	48,500	—	22,357
Asset retirement obligations	272	—	265
Pension and post retirement benefits	3,362	—	—
Total other liabilities	52,134	—	22,622
Common stock, subject to redemption-40,000 shares at December 31, 2006	—	230	—

Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,000,000 shares issued less 40,000 treasury shares outstanding at June 30, 2007 and 25,000,000 at December 31, 2006 (including 40,000 shares subject to possible redemption at December 31, 2006)	2	3	—
Additional paid-in capital	113,176	113,904	—
Divisional control	—	—	219,685
Common stock held in treasury	(230)	—	—
Retained earnings	12,665	2,138	—
Total stockholders’ equity	125,613	116,275	219,685
Total liabilities and stockholders’ equity	$210,566	$119,257	$257,382

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
	Three Months Ended June 30,		Three Months Ended
	2007	2006	June 30, 2006

Net sales	$60,242	$—	$61,010
Cost of sales	47,029	—	47,618
Depreciation and amortization, excluding amortization of intangible assets	2,924	—	4,198
Gross profit	10,289	—	9,194

Selling, general and administrative expenses	4,295	364	3,191
Other operating income	127	—	—
Operating income / (loss)	6,121	(364)	6,003
Interest income	485	1,320	—
Interest expense	(1,117)	—	(352)
Income before provision for income taxes	5,489	956	5,651
Provision for income taxes	2,040	316	2,184
Net income	3,449	640	3,467
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(171)	—

Net income allocable to holders of nonredeemable common stock	$3,449	$469	$3,467

Weighted-average number of shares outstanding:
Basic	24,960,000	25,000,000	—
Diluted	36,627,912	29,221,825	—

Net income per share:
Basic	$0.14	$0.03	$—
Diluted	$0.09	$0.02	$—

Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	24,960,000	21,002,000	—
Diluted	36,627,912	25,223,825	—

Net income per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$0.14	$0.02	$—
Diluted	$0.09	$0.02	$—

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
	Six Months Ended June 30,		Six Months Ended
	2007	2006	June 30, 2006

Net sales	$125,669	$—	$124,846
Cost of sales	95,154	—	95,914
Depreciation and amortization, excluding amortization of intangible assets	5,094	—	8,929
Gross profit	25,421	—	20,003

Selling, general and administrative expenses	8,023	518	6,285
Other operating income	588	—	—
Operating income / (loss)	17,986	(518)	13,718
Interest income	882	2,527	—
Interest expense	(2,273)	—	(707)
Income before provision for income taxes	16,595	2,009	13,011
Provision for income taxes	6,068	677	5,027
Net income	10,527	1,332	7,984
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(327)	—

Net income allocable to holders of nonredeemable common stock	$10,527	$1,005	$7,984

Weighted-average number of shares outstanding:
Basic	24,966,667	25,000,000	—
Diluted	35,248,423	29,028,777	—

Net income per share:
Basic	$0.42	$0.05	$—
Diluted	$0.30	$0.05	$—

Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	24,960,000	21,002,000	—
Diluted	35,241,756	25,030,777	—

Net income per share exclusive of shares and related deferred interest subject to possible redemption:
Basic	$0.42	$0.05	$—
Diluted	$0.30	$0.04	$—

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
			Six Months
	Six Months Ended June 30,		Ended
	2007	2006	June 30, 2006
Operating activities
Net income	$10,527	$1,332	$7,984
Depreciation and amortization	5,110	—	8,929
Stock based compensation expense	223	—	—
Amortization of debt issuance costs	129	—	—
Other	—	—	(279)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,128)	—	(3,222)
Interest receivable on short-term investments	—	143	—
Inventories	4,284	—	1,326
Prepaid expenses and other current assets	(1,128)	104	(1,100)
Accounts payable	3,737	—	(116)
Accrued expenses	(993)	687	1,501
Accrued compensation costs	5,632	—	—
Accrued taxes other than income	784	—	—
Accrued income taxes	—	53	—
Deferred income taxes	963	(217)	—

Net cash provided by operating activities	28,140	2,102	15,023

Investing activities
Acquisition costs paid	(340)	(1,046)	—
KPB acquisition, net of cash acquired	(150,303)	—	—
Capital expenditures	(5,665)	—	(2,830)
Restricted cash	—	—	311
Purchase of U.S. government securities held in trust	—	(792,063)	—
Maturities of U.S. government securities held in trust	—	790,277	—
Net cash used in investing activities	(156,308)	(2,832)	(2,519)

Financing activities
Proceeds from long-term debt	60,000	—	—
Debt issuance costs paid	(855)	—	—
Repayment of long-term debt	(1,875)	—	—
Receipt of funds held in trust	115,239	—	—
Redemption of shares	(230)	—	—
Investment banking fee paid	(1,200)	—	—
Proceeds from exercise of common stock warrants	19	—	—
Distributed to International Paper Company	—	—	(12,504)
Net cash provided by financing activities	171,098	—	(12,504)

Net increase in cash and cash equivalents	42,930	(730)	—
Cash and cash equivalents-beginning of period	—	2,157	1
Cash and cash equivalents-end of period	$42,930	$1,427	$1

See notes to condensed consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(UNAUDITED)

1.                                      Financial Statements

The accompanying unaudited condensed consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business (KPB) from International Paper Company (IP). The accompanying condensed consolidated financial statements include the results of KPB since this date. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage enterprise.  For periods prior to the acquisition, KPB is deemed to be the “Predecessor” to the Company. As a result, for the period ended June 30, 2006, the statement of operations and statement of cash flows of KPB are presented for comparative purposes.  The accompanying condensed consolidated statements of operations and cash flows present the results of operations and cash flows for i) the period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

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

Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions designated f.o.b. destination revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Cash incentive rebates are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate. Prepaid rebates are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets until earned. Discounts for prompt payments are accrued at the time of sale and adjusted when qualifying payments are made by customers. Accrued discounts are netted against account receivables, net in the accompanying condensed consolidated balance sheets and totaled $1.1 million at June 30, 2007.

Freight charged to customers is recognized in net sales.

Cost of sales— Cost of sales includes the following: the cost of inventory sold during the period, warehousing costs which include distribution costs and distribution center occupancy costs, maintenance costs, property taxes and freight expenses to ship products to customers.

Revenue earned from the sale of by-products generated from the paper manufacturing process is reflected as a reduction to cost of sales.

Cost of sales for the period ended June 30, 2006, includes a gain of $1.1 million related to the settlement of a property tax dispute.

Annual Maintenance Costs—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Other maintenance costs are expensed as incurred.

The Company completed its annual planned maintenance shutdown during the quarter ended June 30, 2007. Costs of $4.6 million related to the shutdown are included in cost of sales for the periods ended June 30, 2007 and 2006.

Net Income per common share—Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in-the-money warrants, stock options and restricted stock awards and the proceeds thereof were used to purchase common shares at the average market price during the period.

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of trade accounts receivable. Trade accounts receivable balances (net of allowances) for net sales to unaffiliated customers were approximately $27.0 million at June 30, 2007 and $31.2 million at June 30, 2006 (Predecessor).

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

Employee benefit plan—The Company established a defined benefit pension plan for its union employees in North Carolina and Arkansas in accordance with the purchase agreement.  The Company has estimated the current service costs which are being charged to operations as they accrue based on services rendered by employees during the year. An independent actuary performed an actuarial valuation based on management’s best estimate for key assumptions.

Deferred acquisition costs—The Company capitalizes costs incurred relating to planned acquisitions which include legal fees, due diligence and other costs. At June 30, 2007, $1.2 million of transaction costs has been capitalized and will be included in the purchase price of the acquisition upon consummation of the deal.

3.                                      Reclassifications

Certain prior period Predecessor balances have been reclassified to conform to the current period presentation.

4.                                      KPB Acquisition

On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155.0 million and less certain post closing adjustments of $7.8 million plus two contingent earn-out payments of up to $60.0 million (in aggregate), based on KPB’s annual earnings before interest, income taxes and depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and be recorded as goodwill when such performance targets are achieved. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

The KPB acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

The preliminary purchase price allocation includes cash of $155.0 million less working capital adjustments of $7.8 million plus transaction costs of $3.1 million. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of reviewing third party valuations of tangible and intangible assets acquired, thus the allocation of the purchase price is preliminary ($ 000’s):

Accounts receivable	$25,824
Inventories	25,613
Prepaid expenses and other current assets	1,089
Plant, property and equipment	110,359
Deferred income taxes	1,023
Other assets	1,672
Goodwill	677
Intangible assets	673
Accounts payable	(7,931)
Accrued expenses	(5,843)
Other liabilities	(2,853)
Allocated purchase price	$150,303

The intangible assets represent the value of customer lists, $0.3 million and trademarks, $0.4 million. Customer lists are amortized over 8 years. For the three and six month periods ended June 30, 2007, amortization expense totaled $8 and $16, respectively, and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Trademarks were appraised with an indefinite life and as a result are not being amortized, but are subject to an annual impairment review.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested annually for impairment, or more frequently, if circumstances indicate a possible impairment may exist.  The impairment test will be conducted in the fourth quarter.  Goodwill has not yet been allocated to the operating segments. Goodwill will be deducted for federal income tax purposes over 15 years.

As part of the KPB acquisition, the Company assumed liabilities for retiree medical/life obligation for employees not eligible to retire at December 31, 2006, of $1.3 million. In addition, obligations for an increase in the hourly pension benefit level totaling $1.3 million were assumed by the Company.  Employees no longer accrue benefits under these plans. Pursuant to the purchase agreement with IP, in May 2007, the Company established a defined benefit pension plan for its union employees providing benefits beginning January 1, 2007. See note 13.

Pro forma financial information for the prior period has not been presented in this report as pro forma results would not be materially different than the Predecessor results presented in the accompanying Condensed Consolidated Statements of Operations.

5.                                      Underwriter’s Fee

The Company paid the underwriter $1.2 million in 2007 for services performed relating to the Company’s initial public offering. The fee was payable upon a successful Business Combination, as defined.

Accordingly, the fee was charged against Additional paid-in capital in the accompanying Condensed Consolidated Balance Sheets.

6.                                      Redemption Status of Common Stock

The registration statement for the Company’s initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, the Company would submit such transaction for stockholder approval. Based on the votes submitted on December 29, 2006, 40,000 shares voted against the proposed KPB Business Combination and sought to be redeemed for cash. As a result, $0.2 million of the net proceeds from the initial offering plus interest was classified as common stock subject to redemption at December 31, 2006. The stock redemption occurred in February 2007 and the redeemed shares were held in treasury at June 30, 2007.

7.                                      Stock-Based Compensation

On April 5, 2007, the Company’s Compensation Committee approved the issuance of 174,000 shares of restricted stock and 620,750 stock options to directors, executive officers and employees of the Company. KapStone accounts for these awards under SFAS No. 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. As a result, the Company recognized $0.2 million and $0.1 million on a pre tax and after tax basis, respectively, of compensation cost for the three and six months ended June 30, 2007.

At June 30, 2007, the Company reserved 3,000,000 shares of common stock for stock option and restricted stock awards.

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. For the six month periods ended June 30, 2007, this excess tax benefit was $0.

Stock options

The stock options vest as follows: 50% after two years and the remaining 50% after three years.  The stock options have a term of seven years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

A summary of information related to stock options is as follows:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
KapStone Stock Options	Shares	Price	Life (Years)	Thousands)
Outstanding at January 1, 2007	—	$—	—	—
Granted	620,750	6.76	6.7	515
Exercised	—	—	—	—
Lapsed (forfeited or cancelled)	—	—	—	—
Outstanding at June 30, 2007	620,750	$6.76	6.7	$515
Exercisable at June 30, 2007	—	$—

Total stock-based compensation recorded in the Condensed Consolidated Statement of Operations related to the stock option grants was $0.1 million during the three and six months ended June 30, 2007.

As of June 30, 2007, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.7 years. No stock options were vested as of June 30, 2007.

The weighted average fair value for the KapStone stock options granted in April 2007 was $2.30. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on volatility of related industry stocks. The expected term is based on management’s estimate of the contractual term of the options, or seven years, and employees’ expected exercise behavior. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the stock option being valued. The assumptions utilized for stock options during the period are as follows:

Three Months Ended June 30
2007
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	28.6%
Expected term (years)	5.0
Risk-free interest rate	4.6%
Expected dividend yield	0.0%
Expected forfeitures	2.0%

Restricted Stock

On April 5, 2007, the Company’s Compensation Committee granted 174,000 restricted shares of common stock to executive officers and employees as compensation for service. These common stock shares are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes our restricted stock amounts and activity:

		Weighted
		Average
		Grant
	Shares	Price
Outstanding at January 1, 2007	—	$—
Granted	174,000	6.76
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2007	174,000	6.76

Total stock-based compensation recorded in the Condensed Consolidated Statement of Operations related to the restricted stock awards was $0.1 million during the three and six months ended June 30, 2007, respectively. As of June 30, 2007, there was $1.0 million of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period.

8.                                      Related-Party Transactions

From time to time, the Company retains the services of White Oak Aviation (White Oak), an aviation services company solely owned by certain Founding Stockholders.  The fees charged by White Oak to KapStone for these services are calculated using a discounted rate from the fees White Oak typically charges to outside parties. For the six month period ended June 30, 2007, the amount paid to this entity was $0.1 million.

9.                                      Common Stock Reserved for Issuance

At June 30, 2007 and December 31, 2006, 44,000,000 shares of common stock were reserved for issuance upon exercise of warrants, stock options and the underwriter’s option.

10.                               Long-term Debt and Credit Facility

On January 2, 2007 in connection with the KPB acquisition, the Company obtained a senior secured credit facility, which provides the Company the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving line of credit and a five year $60.0 million term loan, due December 31, 2011.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  At June 30, 2007, there were no advances under the revolving line of credit. The credit facility expires on December 31, 2011.

Long-term debt at June 30, 2007 is summarized as follows ($000’s):

June 30, 2007
Term loan	$58,125

Less current portion of long-term debt	9,625

Long-term debt	$48,500

At June 30, 2007, the Company had one letter of credit outstanding totaling $0.3 million.

Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on the Company’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on the Company’s total debt to EBITDA ratio. At June 30, 2007 the Base Rate and LIBOR rate, which adjust quarterly, were 8.25% for the amount of the term loan payable on July 2, 2007 ($1.9 million) and 6.59% for the balance of the term loan ($56.2 million), respectively.

Debt issuance costs paid for the above credit facility totaled $0.9 million and are being amortized over five years using the effective interest method. Amortization expense was $0.1 million for the three and six months ended June 30, 2007 and is recorded in interest expense in the accompanying Condensed Consolidated Statements of Operations.

11.                               Inventories

Inventories consist of the following at June 30, 2007, and December 31, 2006, respectively ($000’s):

	June 30, 2007	Predecessor KPB
	(Unaudited)	December 31, 2006
Raw materials	6,319	6,466
Work in process	516	321
Finished goods	10,823	13,352
Replacement parts and supplies	3,671	3,948
Inventories	$21,329	$24,087

As part of the KPB acquisition, the Company revalued finished goods inventories in accordance with SFAS No.141, Business Combinations, accordingly, at January 2, 2007 finished goods inventories were revalued by $1.5 million to fair value. This amount was charged to cost of sales in the accompanying Condensed Consolidated Statements of Operations in the six month period ended June 30, 2007.

12.                               Income taxes

The Company’s U.S. federal statutory tax rate is 35% for 2007 and 34% for 2006. Our effective tax rate for the six months ended June 30, 2007, was 36.6% compared with 38.6% for KPB for the same period in the prior year. Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax, net of federal benefit, the domestic manufacturing deduction, and changes in statutory federal and state tax rates.

In July 2006, the Financial Accounting Standards Board issued FIN No. 48, which clarifies the application of SFAS No. 109. FIN No. 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN No. 48 provides guidance regarding measurement, de-recognition, classification, and disclosure of tax positions. The Company adopted FIN No. 48 effective January 1, 2007. The Company to date has no unrecognized tax benefit. In accordance with FIN No.48, paragraph 19, the Company classifies interest and penalties as a component of tax expense. We do not have any uncertain income tax positions included in the accompanying condensed consolidated financial statements at June 30, 2007.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 and 2006.

13.                               Pension plan and post retirement benefits

In June 2007, the Company established a defined benefit plan to provide benefits for approximately 550 union represented employees.  This plan is part of the collective bargaining agreement between Kapstone Kraft and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, CLC.  Union employees began to accrue a benefit under the Kapstone Kraft plan as of January 1, 2007.

Net pension cost recognized for the three and six months ended June 30, 2007 and 2006 for the Company’s pension plan, is as follows ($ 000’s):

			Predecessor KPB
	Three and Six Months Ended June 30, 2007		Three and Six Months Ended June 30, 2006
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended

Service cost for benefits earned during the year	$288	$575	$—	$—
Interest cost on projected benefit obligations	20	40	—	—
Expected return on plans’ assets	—	—	—	—
Amortization of prior service cost	25	50	—	—
Allocation of pension cost from IP	—	—	363	727
Net pension cost	$333	$665	$363	$727

KapStone will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone does not expect to contribute to its pension plan in 2007 and expects to contribute $1.1 million to its pension plan in 2008.

The Company maintains defined contribution plans covering all eligible salaried employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees, while the Company’s Retirement Savings Plan, which provides for contributions based on a salaried employee’s salary and age, vests 100% after three years. Company contributions to the 401(k) plan are based on matching of employee contributions and vest after three years for union employees. For the three months and six months ended June 30, 2007, the expense of Company matching employee contributions totaled $0.3 million and $0.6 million, respectively.

14.          Net income per share

Basic and diluted net income per share are calculated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Net income as reported	$3,449	$10,527
Weighted-average number of common shares for basic net income per share	24,960,000	24,966,667
Incremental effect of dilutive common stock equivalents:
Common stock warrants	11,655,972	10,275,786
Unvested restricted stock awards	11,940	5.970

Weighted-average number of shares for diluted	36,627,912	35,248,423

Net income per share - basic	$0.14	$0.42

Net income per share - diluted	$0.09	$0.30

Stock option grants totaling 620,750 were outstanding in the three and six month periods ended June 30, 2007, but the weighted-average stock option grants were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

15.          Restatement of Predecessor Results

The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Previously, the Predecessor accrued major planned maintenance ratably over the year for interim reporting.  Predecessor results have been restated to account for major maintenance activities under the direct expense method.  Cost of sales has been increased by $3.5 million while operating income has been lowered by $3.5 million for the three months ended June 30, 2006.  As a result, net income has been lowered by $2.1 million for the three months ended June 30, 2006. For the six months ended June 30, 2006, cost of sales has been increased by $2.3 million, operating income has been lowered by $2.3 million and net income lowered by $1.4 million.

The Predecessor results for the quarter ended March 31, 2006 have been restated within the results for the six-month period ended June 30, 2006 from those previously reported within the Company’s Form 10-Q for the three month period ending March 31, 2007. The restatement corrects errors related to cash discounts and the book to fair value adjustments for Industrial Development Bonds, related to the acquisition of one of KPB’s facilities, was incorrectly recorded as a premium rather than a discount. The impact of this correction was a decrease to net sales and net income of $0.2 million and $0.1 million, respectively.

16.                               Segment Information

The Company operates in one geographic segment, the United States. The Company operates in two operating segments: unbleached Kraft and dunnage bags. The unbleached Kraft segment produces a variety of unbleached Kraft paper and linerboard products. These products are sold to customers who convert the paper into end-market finished products. The dunnage bags segment converts unbleached Kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport. The products are sold to distributors and on a direct basis for use by manufacturers, less-than-trailer-load carriers and retail regional distribution centers. Corporate represents expenses that benefit the entire organization and are not charged to the operating segments. Corporate assets represent mainly cash and cash equivalents, capital expenditures for a new ERP system and goodwill (not yet allocated to the operating segments).

			Predecessor KPB	Predecessor KPB
Operating Segment ($ 000’s):	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net Sales:
Unbleached kraft	$52,519	$111,001	52,436	$108,407
Dunnage bags	8,684	16,452	8,945	17,979
Elimination of intersegment sales	(961)	(1,784)	(371)	(1,540)

Total	$60,242	$125,669	$61,010	$124,846

Operating income / (loss):
Unbleached kraft	$7,919	$21,406	6,310	14,418
Dunnage bags	1,790	3,312	1,790	3,749
Corporate	(3,588)	(6,732)	(2,247)	(4,449)

Total	$6,121	$17,986	$6,003	$13,718

Depreciation and amortization:
Unbleached kraft	$2,863	$4,993	4,120	8,771
Dunnage bags	61	101	78	158
Corporate	8	16	—	—

Total	$2,932	$5,110	$4,198	$8,929

		Predecessor KPB
Total assets (at June 30, 2007 and December 31, 2006):
Unbleached kraft	$147,179	$245,412
Dunnage bags	12,044	11,970
Corporate	51,343	—

Total	$210,566	$257,382

			Predecessor KPB
Operating Segment ($ 000’s):	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Capital Spending:
Unbleached kraft	$889	$2,938	$1,594	$2,830
Dunnage bags	28	57	—	—
Corporate	2,670	2,670	—	—

Total	$3,587	$5,665	$1,594	$2,830

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

The accompanying management discussion and analysis includes the results of KPB since January 2, 2007. Prior to the acquisition of KPB, the Company had no operations nor generated operating revenues and was considered a development stage enterprise.  For periods prior to the acquisition, KPB is deemed to be the “Predecessor” to the Company. As a result, for the three and six month periods ended June 30, 2006, the statement of operations and statement of cash flows of KPB are presented for comparative purposes.  The accompanying consolidated statements of operations and cash flows present the results of our operations and cash flows for i) the  period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to SFAS No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

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

All comments and variances in the following commentary for the period ended June 30, 2006 refer to the Predecessor, or KPB.

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

KapStone Paper and Packaging Corporation compared to Predecessor (KPB)

Net sales

	Three Months ended June 30,
	Net Sales in Thousands of Dollars				Tons/Bags Sold
	2007	2006	Change	%	2007	2006	Change	%
Unbleached kraft	$52,519	$52,436	$83	0.2%	96,044	95,277	767	0.8%
Dunnage bags	8,684	8,945	(261)	(2.9)%	2,211,000	2,401,000	(190,000)	(7.9)%
Intersegment elimination	(961)	(371)	(590)	(159.0)%	(1,541)	(1,885)	344	18.2%
	$60,242	$61,010	$(768)	(1.3)%

Average revenue per ton	$546.82	$550.35	$(3.53)	(0.6)%
Average revenue per dunnage bag	$3.93	$3.73	$0.20	5.4%

KapStone’s net sales decreased by $0.8 million, or 1.3%, to $60.2 million for the quarter ended June 30, 2007 compared with $61.0 million for the quarter ended June 30, 2006.  A two day unplanned mill outage in June 2007 resulting from an electrical fire reduced production by 2,300 tons and negatively impacted sales by approximately $1.3 million. In addition, dunnage bag volume was down 7.9% compared to 2006.

Unbleached kraft segment net sales increased by $0.1 million, or 0.2%, to $52.5 million for the quarter ended June 30, 2007 compared with $52.4 million for the quarter ended June 30, 2006. Both quarters ended June 30, 2007 and 2006 were impacted by planned annual maintenance shutdowns resulting in nine days of lost production and sales revenue. In addition, a two day unplanned mill outage in June 2007 caused by an electrical fire interrupted production and had the effect of reducing sales in the period by approximately 2,300 tons or $1.3 million. Average revenue per ton is down $3.53 due to increased volume of linerboard, a lower priced product, partially offset by the favorable impact of a $50/ton 2006 price increase.

Net sales for the dunnage bag segment sold under the Ride Rite® Converting brand name decreased by $0.3 million, or 2.9%, to $8.7 million for the three months ended June 30, 2007 compared with $8.9 million for the three months ended June 30, 2006 mainly due to a 7.9% drop in unit volume. Average revenue per bag of $3.93, increased by $0.20 or 5.4%, for the three months ended June 30, 2007 compared to the similar period last year.   Bag sales have decreased due to reduced customer shipping activity particularly in the less-than-truckload market and due to a distributor losing position with two key accounts.

Cost of sales

	Three Months Ended June 30,		Increase/(Decrease)
$ 000’s	2007	2006	Change	%
Unbleached kraft	$41,515	$41,433	$82	0.2%
Dunnage bags	6,475	6,556	(81)	(1.2)%
Intersegment elimination from unbleached kraft	(961)	(371)	(590)	(159.0)%
	$47,029	$47,618	$(589)	(1.2)%

Cost of sales for the period ended June 30, 2007 decreased by $0.6 million or 1.2% compared to 2006 due to lower dunnage bag volume and favorable unbleached kraft paper raw material prices partially offset by $0.6 million for an unplanned mill outage in June 2007 caused by an electrical fire and higher utility costs. A $1.1 million favorable property tax settlement reduced 2006 cost of sales.

Unbleached kraft segment cost of sales increased by $0.1 million for the quarter ended June 30, 2007 to $41.5 million. Cost of sales as a percent of net sales was 79.0% for the quarters ended June 30, 2007 and 2006. A favorable $1.1 million property tax settlement in 2006, $0.6 million for an unplanned mill outage in June 2007, caused by an electrical fire which reduced production by 2,300 tons, and $0.4 million for higher utility costs were mostly offset by productivity gains and lower caustic soda and coal costs. During the quarters ended June 30, 2007 and 2006, the Roanoke Rapids mill completed its annual planned maintenance shutdowns at a cost of $4.6 million for each year.

Dunnage bag segment cost of sales decreased by $0.1 million, or 1.2% from 2006 due to a 7.9% drop in bag sales volume partially offset by distribution expenses. As a result, cost of sales as a percent of net sales was 74.6% for the quarter ended June 30, 2007 compared with 73.3% for the quarter ended June 30, 2006.

Depreciation and amortization

Depreciation and amortization for the quarter ended June 30, 2007, totaled $2.9 million compared to $4.2 million for the quarter ended June 30, 2006. The decrease of $1.3 million reflects an appraisal of depreciable assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $91 million less than the basis being used for depreciation in the 2006 period.

Depreciation and amortization for the quarter ended June 30, 2007 includes $8 for intangible assets amortization which is included in Corporate.

Operating income

	Three Months Ended June 30,		Increase/(Decrease)
$ 000’s	2007	2006	Change	%
Unbleached kraft	$7,919	$6,310	$1,609	25.5%
Dunnage bags	1,790	1,940	(150)	(7.7)%
Corporate	(3,588)	(2,247)	(1,341)	(59.7)%
	$6,121	$6,003	$118	2.0%

Operating income of $6.1 million for the quarter ended June 30, 2007 was $0.1 million or 2.0% above the $6.0 million for the quarter ended June 30, 2006. Operating income for the quarter ended June 30, 2006 benefited from a favorable $1.1 million property tax settlement. Improved product pricing for unbleached kraft paper and lower depreciation costs were partially offset by higher corporate expenses and a two day unplanned mill outage caused by an electrical fire.

Unbleached kraft segment operating income increased by $1.6 million, or 25.5%, to $7.9 million for the quarter ended June 30, 2007 compared with $6.3 million for the quarter June 30, 2006. Operating income for the quarter ended June 30, 2006 was favorably impacted by a $1.1 million property tax settlement.  Higher selling prices and lower depreciation costs were the main reasons for the improvement partially offset by a two day unplanned mill outage in June 2007 which negatively impacted operating income by approximately $1.0 million. Both quarters ended June 30, 2007 and 2006, were negatively impacted by $4.6 million for planned annual maintenance shutdowns resulting in nine days of lost production and related sales revenue as well as additional maintenance expenses.

Dunnage bag segment operating income decreased by $0.2 million, or 7.7%, to $1.8 million for the quarter ended June 30, 2007 compared with $1.9 million for the quarter ended June 30, 2006. The reduction was driven by lower sales volume partially offset by lower operating costs.

Corporate expenses of $3.6 million for the quarter ended June 30, 2007 were $1.3 million or 59.7% higher than the comparable quarter of 2006 and reflect expenses for the Company’s headquarters while the amount for the quarter ended June 30, 2006 reflects an allocation of corporate expenses when KPB was owned by IP. Included in corporate expenses for the quarter ended June 30, 2007 are charges of approximately $0.6 million for transitional services support provided by IP. These support services are expected to end when the Company converts to its ERP system planned for the fourth quarter of, 2007.

KapStone Paper and Packaging Corporation compared to Stone Arcade Acquisition Corporation

Operating income

Operating income for the Company for the quarter ended June 30, 2007 was $6.1 million compared to an operating loss of $0.4 million for the similar period in 2006. The change in quarterly operating income is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect the Company as a development stage enterprise and as a result, the operating loss includes expenses incurred to identify and acquire a business. Expenses for the 2007 quarter reflect corporate expenses associated with an operating company.

Interest expense and interest income

Interest expense and interest income for the quarter ended June 30, 2007 was $1.1 and $0.5 million, respectively, compared to interest income of $1.3 million for the quarter ended June 30, 2006. Interest expense for the quarter ended June 30, 2007 reflects interest on the Company’s long-term debt while interest income reflects earnings on excess cash that is invested in maturities generally of seven days. Interest income in 2006 reflects interest earned on restricted cash held in trust when the Company was a development stage enterprise.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

KapStone Paper and Packaging Corporation compared to Predecessor (KPB)

Net sales

	Six Months ended June 30,
	Net Sales in Thousands of Dollars				Tons/Bags Sold
	2007	2006	Change	%	2007	2006	Change	%
Unbleached kraft	$111,001	$108,407	$2,594	2.4%	204,997	206,596	(1,599)	(0.8)%
Dunnage bags	16,452	17,979	(1,527)	(8.5)%	4,255,000	4,656,000	(401,000)	(8.6)%
Intersegment elimination	(1,784)	(1,540)	(244)	(15.8)%	(2,897)	(2,911)	14	0.5%
	$125,669	$124,846	$823	0.7%

Average revenue per ton	$541.48	$524.73	$16.75	3.2%
Average revenue per dunnage bag	$3.87	$3.86	$0.01	0.3%

KapStone’s net sales increased by $0.8 million, or 0.7%, to $125.7 million for the six months ended June 30, 2007 compared with $124.8 million for the six months ended June 30, 2006.  Higher unbleached kraft paper prices were partially offset by lower unbleached kraft paper and dunnage bag volume. In addition, a two day unplanned mill outage in June 2007 resulting from an electrical fire reduced production by 2,300 tons and negatively impacted sales by approximately $1.3 million.

Unbleached kraft segment net sales increased by $2.6 million, or 2.4%, to $111.0 million for the six months ended June 30, 2007 compared with $108.4 million for the six months ended June 30, 2006. Both periods ended June 30, 2007 and 2006 were impacted by planned annual maintenance shutdowns resulting in nine days of lost production and sales revenue. Kraft paper volume was down 1,599 tons compared to 2006 reflecting lower sales of kraft paper (21,686 tons) partially offset by higher sales of linerboard (20,087 tons). In addition, a two day unplanned mill outage caused by an electrical fire in June 2007 reduced production and negatively impacted sales by approximately 2,300 tons, or $1.3 million.

Average revenue per ton for the six months ended June 30, 2007 increased to $541.48 per ton, a $16.75 per ton increase or 3.2%, due to full realization of 2006 price increases. The Company implemented a $40/ton price increase for certain grades of kraft paper in May 2007 which should be realized during the third quarter of 2007.

Net sales for the dunnage bag segment sold under the Ride Rite® Converting brand name decreased by $1.5 million, or 8.5%, to $16.5 million for the six months ended June 30, 2007 compared with $18.0 million for the six months ended June 30, 2006 mainly due to an 8.6% drop in unit volume.  Bag sales have decreased due to reduced customer shipping activity particularly in the less-than-truckload market and due to a distributor losing position with two key accounts.

Cost of sales

	Six Months Ended June 30,		Increase/(Decrease)
$ 000’s	2007	2006	Change	%
Unbleached kraft	$84,554	$84,105	$449	0.5%
Dunnage bags	12,384	13,349	(965)	(7.2)%
Intersegment elimination	(1,784)	(1,540)	(244)	(15.8)%
	$95,154	$95,914	$(760)	(0.8)%

Cost of sales for the six months ended June 30, 2007 decreased by $0.8 million or 0.8% compared to 2006 due to lower sales volume and lower raw material costs partially offset by a $1.5 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value, a two day unplanned mill outage caused by an electrical fire and higher utility costs. In addition, a $1.1 million property tax settlement favorably impacted 2006 cost of sales.

Unbleached kraft segment cost of sales increased by $0.4 million for the six months ended June 30, 2007 to $84.6 million. Cost of sales as a percent of net sales was 76.2% for the six months ended June 30, 2007 compared with 77.6% for the 2006 period. A $1.2 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value, a favorable $1.1 million property tax settlement in 2006, $0.6 million for a two day unplanned mill outage caused by an electrical fire and $0.7 million for higher utility costs were partially offset by lower volume, productivity gains and lower costs for caustic soda and coal. During the periods ended June 30, 2007 and 2006, the Roanoke Rapids mill successfully completed its annual planned maintenance shutdowns at a cost of $4.6 million for each year.

Dunnage bag segment cost of sales decreased by $1.0 million or 7.2%, from 2006 due to an 8.6% drop in bag sales volume partially offset by a $0.3 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value and higher distribution expenses. Cost of sales as a percent of net sales was 75.3% for the six months ended June 30, 2007 compared with 74.2% for the 2006 period.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2007, totaled $5.1 million compared to $8.9 million for the six months ended June 30, 2006. The decrease of $3.8 million reflects an appraisal of depreciable assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $91 million less than the basis being used for depreciation in the 2006 period.

Depreciation and amortization for the period ended June 30, 2007 includes $16 for intangible assets amortization which is included in corporate.

Operating income

	Six Months Ended June 30,		Increase/(Decrease)
$ 000’s	2007	2006	Change	%
Unbleached kraft	$21,406	$14,418	$6,988	48.5%
Dunnage bags	3,312	3,749	(437)	(11.7)%
Corporate	(6,732)	(4,449)	(2,283)	(51.3)%
	$17,986	$13,718	$4,268	31.1%

Operating income of $18.0 million for the six months ended June 30, 2007 increased by $4.3 million, or 31.1%, compared with $13.7 million for the six months ended June 30, 2006. Improved product pricing for unbleached kraft paper and lower depreciation costs were partially offset by higher corporate expenses, a favorable 2006 $1.1 million property tax settlement, $1.0 million for a two day unplanned mill outage caused by an electrical fire and $0.7 million for higher utility costs.

Unbleached kraft segment operating income increased by $7.0 million, or 48.5%, to $21.4 million for the six months ended June 30, 2007 compared with $14.4 million for the six months ended June 30, 2006.   Improved product pricing and lower depreciation costs were partially offset by a favorable 2006 $1.1 million property tax settlement and $1.0 million for a two day unplanned mill outage in June 2007. Both periods ended June 30, 2007 and 2006, were negatively impacted by planned annual maintenance shutdowns resulting in nine days of lost production and related sales revenue as well as recognition of maintenance expenses of approximately $4.6 million.

Dunnage bag segment operating income decreased by $0.4 million, or 11.7%, to $3.3 million for the six months ended June 30, 2007 compared with $3.7 million for the six months ended June 30, 2006 due to a $0.3 million non-cash purchase accounting charge adjusting the finished goods inventory to fair value.

Corporate expenses of $6.7 million for the six months ended June 30, 2007 were $2.3 million or 51.3% higher than the 2006 period and reflect expenses for the Company’s headquarters while the amount for the 2006 period reflects an allocation of corporate expenses when KPB was owned by IP. Included in corporate expenses for the six months ended June 30, 2007 are charges of approximately $1.2 million for transitional services support provided by IP. These support services are expected to end when the Company converts to its ERP system planned for the fourth quarter of 2007.

KapStone Paper and Packaging Corporation compared to Stone Arcade Acquisition Corporation

Operating income

Operating income for the Company for the six months ended June 30, 2007 was $18.0 million compared to an operating loss of $0.5 million for the similar period in 2006. The change in operating income is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect the Company as a development stage enterprise and as a result, the operating loss includes expenses incurred to identify and acquire a business. Expenses for the 2007 period reflect corporate expenses associated with an operating company.

Interest expense and interest income

Interest expense and interest income for the six months ended June 30, 2007 was $2.3 and $0.9 million, respectively compared to interest income of $2.5 million for the six months ended June 30, 2006. Interest expense for the six months ended June 30, 2007 reflects interest on the Company’s long-term debt while interest income reflects earnings on excess cash that is invested in maturities generally of seven days. Interest income in 2006 reflects interest earned on restricted cash held in trust when the Company was a development stage enterprise.

Liquidity and Capital Resources

KPB Acquisition

On January 2, 2007, we consummated the purchase of substantially all of the assets and assumed certain liabilities of KPB. The assets consist of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas. The liabilities assumed consist of trade accounts payable, accrued expenses and certain long-term liabilities. The purchase price for the acquisition was approximately $155.0 million in cash less certain post-closing adjustments of $7.8 million, plus contingent earn-out payments of up to $60.0 million (in aggregate) based on KPB’s annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”) during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB’s average annual EBITDA for the five year period immediately following the acquisition, less $165.0 million and subject to a maximum of $35.0 million. The second contingent payment is an “all or nothing” payment and is payable if, and only if, KPB’s average annual EBITDA for the same five year period equals or exceeds $49.2 million. Generally, both payments, if earned, will be due and paid at the end of the five year period.

If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration.

Funding for the acquisition came from funds held in trust at December 31, 2006 totaling $115.2 million and the establishment of a $60.0 million term loan.

Credit Facility

In connection with the acquisition, the Company’s subsidiary, KapStone Kraft, obtained a senior secured credit facility which provides us with the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving line of credit and a five year $60.0 million term loan.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility expires on December 31, 2011. At June 30, 2007, there were no advances under the revolving line of credit.

The term loan has scheduled principal payments of:  (a) $1.875 million on July 2, September 30 and December 31 of 2007; (b) $2.0 million on March 31, June 30, September 30 and December 31 of 2008; (c) $2.125 million on March 31, June 30, September 30 and December 31 of 2009 and March 31, June 30, September 30 and December 31 of 2010; (d) $2.25 million on March 31, June 30 and September 30 of 2011; and (e) $20.75 million on December 31, 2011.  We are also required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain asset dispositions and issuances of securities or debt and, within 100 days after the end of December 31, 2007 and 2008, respectively, 50% of excess cash flow from such fiscal years.

Borrowings under the revolving line of credit accrue interest, at our option, at either:  LIBOR plus 1.00% to 1.75% depending on KapStone Kraft’s total debt to EBITDA ratio; or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio.  Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on KapStone Kraft’s total debt to EBITDA ratio; or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

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

Cash flow

Cash flow from all activities during the six months ended June 30, 2007, increased by $42.9 million from December 31, 2006, reflecting the receipt of funds held in trust at December 31, 2006 not used for the KPB acquisition of $23.7 million, and cash generated from operations of $28.1 million, partially offset by capital expenditures of $5.7 million, repayment of long-term debt of $1.9 million, and an investment banking fee paid of $1.2 million.

Net cash inflow from operating activities was $28.1 million due to net income for the period of $10.5 million and improved working capital of $12.2 million.

Net cash outflow from investing activities was $156.3 million and included payment for the KPB acquisition of $150.3 million and capital expenditures of $5.7 million. Capital expenditures of $2.9 million were for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina. In addition, $2.1 million was paid for implementing a new ERP system and is included in corporate capital expenditures.

Net cash inflow generated from financing activities totaled $171.1 million during the period ended June 30, 2007, and includes proceeds from the term loan of $60.0 million, and receipt of funds held in trust for the KPB acquisition of $115.2 million. In addition, during the period, the Company made a long-term debt repayment of $1.9 million, paid its investment banker a $1.2 million fee relating to the IPO and paid a $0.9 million fee for its credit facility.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

New Accounting Pronouncement

Fair Value Option for Financial Assets

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008.

We are in the process of evaluating this statement, but do not expect that the adoption of SFAS No. 159 will have a material impact on our condensed consolidated financial statements.

Contractual Obligations

We lease various facilities, warehouses and equipment under non-cancelable operating leases. In accordance with generally accepted accounting principles, some of these obligations are not recognized as liabilities in our accompanying Condensed Consolidated Balance Sheets.

The following table summarizes our contractual obligations as of June 30, 2007 (in thousands):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$58,125	$9,625	$25,500	$23,000	$—
Interest on long-term debt obligations(2)	11,559	3,519	7,319	721	—
Operating lease obligations(3)	1,052	317	595	70	70
Purchase obligations(4)	496	496	—	—	—
Other liabilities(5)	4,061	25	1,099	2,665	272
Total	$75,293	$13,982	$34,513	$26,456	$342

(1)             These obligations are reflected on our Condensed Consolidated Balance Sheets at June 30, 2007 in Current portion of long-term debt and Long-term debt, as appropriate.

(2)             Assumes debt is carried to full term. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s LIBOR rate on June 30, 2007 (6.59%). These obligations are not reflected on our Condensed Consolidated Balance Sheets at June 30, 2007.

(3)             These obligations are not reflected on our Condensed Consolidated Balance Sheets at June 30, 2007.

(4)             Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Condensed Consolidated Balance Sheets at June 30, 2007.

(5)             These items are reflected on our Condensed Consolidated Balance Sheets at June 30, 2007 in other liabilities.

Item 3. —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under KapStone Kraft’s Credit Facility, we have a $60 million term loan and a revolving line of credit of $35 million. At June 30, 2007, the balance of the term loan was $58.1 million and there were no amounts drawn on the revolving line of credit. We had one letter of credit outstanding at June 30, 2007 totaling $0.3 million. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility has a maturity date of December 31, 2011.

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

Changes in market rates may impact the bank’s LIBOR rate. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $0.5 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

Item 4. —CONTROLS AND PROCEDURES

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

The following changes were made to the Company’s internal control over financial reporting during the six month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•                  Upon the Company’s acquisition of KPB on January 2, 2007 from International Paper Company (IP), the Company’s existing financial reporting processes, which consisted of management of cash and investments, management of cash disbursements, management of period end closing and management of external reporting, were all expanded and or modified.

•                  Various functions, controls and financial reporting processes of KPB were combined to existing Company functions, controls and financial processes and the Company currently continues to depend on the information and reporting systems of IP to monitor the operation of the KPB business.

•                  The Company implemented significant business processes, much of which were from KPB, addressing financial reporting, accounting close, revenue and receivables, purchasing and payables, plant, property and equipment, treasury and investment, inventory, payroll, employee benefits, non-recurring transactions and information technology.

•                  In addition, in January 2007, an audit committee, compensation committee and nominating and governance committee of the board were formed, board committee charters were adopted and various corporate governance policies were implemented.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

August 8, 2007	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer