Form 10-Q
period 2007-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2007-11-05
CIK 1325281

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

There were 24,968,097 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 31, 2007, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation
Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

			Predecessor KPB
	September 30,	December 31,	December 31,
	2007	2006	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,942	$—	$1
Restricted cash held in trust	—	115,239	—
Short-term investments	35,379	—	—
Accounts receivable, less allowances of $280 at September 30, 2007	31,586	—	25,824
Inventories	20,333	—	24,087
Prepaid expenses and other current assets	1,782	120	1,425
Total current assets	99,022	115,359	51,337

Plant, property and equipment, net	105,354	—	201,593
Deferred income taxes	934	689	—
Deferred acquisition costs	1,200	3,058	—
Other assets	2,086	151	4,452
Intangible assets, net	5,925	—	—
Goodwill	441	—	—
Total assets	$214,962	$119,257	$257,382

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,623	$196	$7,931
Accrued expenses	3,397	2,786	7,144
Accrued compensation costs	5,609	—	—
Accrued income taxes	1,947	—	—
Current portion of long-term debt	9,750	—	—
Total current liabilities	31,326	2,982	15,075

Other liabilities:
Long-term debt	46,500	—	22,357
Asset retirement obligations	275	—	265
Pension and post retirement benefits	3,188	—	—
Total other liabilities	49,963	—	22,622

Common stock, subject to redemption-40,000 shares at December 31, 2006	—	230	—

Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,008,097 shares issued less 40,000 treasury shares outstanding at September 30, 2007 and 25,000,000 at December 31, 2006 (including 40,000 shares subject to possible redemption at December 31, 2006)	2	3	—
Additional paid-in capital	113,434	113,904	—
Divisional control	—	—	219,685
Common stock held in treasury, at cost	(230)	—	—
Retained earnings	20,467	2,138	—
Total stockholders’ equity	133,673	116,275	219,685
Total liabilities and stockholders’ equity	$214,962	$119,257	$257,382

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
	Three Months Ended September 30,		Three Months Ended
	2007	2006	September 30, 2006

Net sales	$66,188	$—	$64,318
Cost of sales	46,026	—	46,774
Depreciation and amortization	3,178	—	4,671
Gross profit	16,984	—	12,873

Selling, general and administrative expenses	4,529	373	2,639
Other operating income	399	—	—
Operating income / (loss)	12,854	(373)	10,234
Interest income	585	1,396	—
Interest expense	(1,044)	—	(352)
Income before provision for income taxes	12,395	1,023	9,882
Provision for income taxes	4,593	351	3,818
Net income	7,802	672	$6,064

Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(183)	—

Net income allocable to holders of nonredeemable common stock	$7,802	$489	$—

Weighted-average number of shares outstanding:
Basic	24,968,097	25,000,000	—
Diluted	36,674,697	29,539,007	—

Net income per share:
Basic	$0.31	$0.03	$—
Diluted	$0.21	$0.02	$—

Weighted-average shares outstanding exclusive of shares subject to possible redemption:
Basic	24,968,097	21,002,000	—
Diluted	36,674,697	25,541,007	—

Net income per share exclusive of shares and deferred interest subject to possible redemption:
Basic	$0.31	$0.02	$—
Diluted	$0.21	$0.02	$—

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Operations
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
	Nine Months Ended September 30,		Nine Months Ended
	2007	2006	September 30, 2006

Net sales	$191,857	$—	$189,164
Cost of sales	141,180	—	142,688
Depreciation and amortization	8,272	—	13,600
Gross profit	42,405	—	32,876

Selling, general and administrative expenses	12,552	892	8,924
Other operating income	987	—	—
Operating income / (loss)	30,840	(892)	23,952
Interest income	1,467	3,923	—
Interest expense	(3,317)	—	(1,059)
Income before provision for income taxes	28,990	3,031	22,893
Provision for income taxes	10,661	1,028	8,846
Net income	18,329	2,003	$14,047
Deferred interest, net of taxes, attributable to common stock subject to possible redemption	—	(510)	—

Net income allocable to holders of nonredeemable common stock	$18,329	$1,493	$—

Weighted-average number of shares outstanding:
Basic	24,967,143	25,000,000	—
Diluted	35,723,847	28,963,964	—

Net income per share:
Basic	$0.73	$0.08	$—
Diluted	$0.51	$0.07	$—

Weighted-average number of shares outstanding exclusive of shares subject to possible redemption:
Basic	24,962,699	21,002,000	—
Diluted	35,719,403	24,965,964	—

Net income per share exclusive of shares and deferred interest subject to possible redemption:
Basic	$0.73	$0.07	$—
Diluted	$0.51	$0.06	$—

See notes to condensed consolidated financial statements.

KapStone Paper and Packaging Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share amounts)

(unaudited)

			Predecessor KPB
			Nine Months
	Nine Months Ended September 30,		Ended
	2007	2006	September 30, 2006
Operating activities
Net income	$18,329	$2,003	$14,047
Depreciation and amortization	8,272	—	13,600
Stock based compensation expense	459	—	—
Amortization of debt issuance costs	193	—	—
Other	—	—	(163)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,089)	—	(4,007)
Interest receivable on short-term investments	(379)	24	—
Inventories	5,280	—	2,219
Prepaid expenses and other current assets	(573)	95	328
Accounts payable	2,496	—	934
Accrued expenses	(881)	1,193	398
Accrued compensation costs	5,609	—	—
Accrued income taxes	1,927	44	—
Deferred income taxes	628	(281)	—
Net cash provided by operating activities	36,271	3,078	27,356

Investing activities
Acquisition costs paid	(1,200)	(1,829)	—
KPB acquisition	(150,303)	—	—
Capital expenditures	(9,070)	—	(5,288)
Purchase of short-term investments	(35,000)	—	—
Restricted cash	—	—	300
Purchase of U.S. government securities held in trust	—	(1,135,849)	—
Maturities of U.S. government securities held in trust	—	1,133,216	—
Net cash used in investing activities	(195,573)	(4,462)	(4,988)

Financing activities
Proceeds from long-term debt	60,000	—	—
Debt issuance costs paid	(855)	—	—
Repayments of long-term debt	(3,750)	—	—
Receipt of funds held in trust	115,239	—	—
Redemption of shares	(230)	—	—
Investment banking fee paid	(1,200)	—	—
Proceeds from exercise of common stock warrants	40	—	—
Distributed to International Paper Company	—	—	(22,368)
Net cash provided by financing activities	169,244	—	(22,368)

Net increase in cash and cash equivalents	9,942	(1,384)	—
Cash and cash equivalents-beginning of period	—	2,157	1
Cash and cash equivalents-end of period	$9,942	$773	$1

See notes to condensed consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(UNAUDITED)

1.                                      Financial Statements

The accompanying unaudited condensed consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation) was incorporated in Delaware on April 15, 2005.  On May 25, 2006, the Company formed a wholly-owned subsidiary, KapStone Kraft Paper Corporation, or KapStone Kraft.  The Company was formed to serve as a vehicle for the acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination (“Business Combination”) of an operating business in the paper, packaging, forest products and related industries.

On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business (“KPB”) from International Paper Company (“IP”). The accompanying condensed consolidated financial statements include the results of KPB since the date of acquisition. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage enterprise.  For periods prior to the acquisition, KPB is deemed to be the “Predecessor” to the Company. As a result, for the period ended September 30, 2006, the statement of operations and statement of cash flows of KPB are presented for comparative purposes.  The accompanying condensed consolidated statements of operations and cash flows present the results of operations and cash flows for i) the period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

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

Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Cash incentive rebates are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate.

Prepaid rebates are recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets until earned. Discounts for prompt payments are accrued at the time of sale and adjusted when qualifying payments are made by customers and are netted against revenues. Accrued discounts are netted against account receivables, net in the accompanying condensed consolidated balance sheets and totaled $1.2 million at September 30, 2007.

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

KPB cost of sales for the three months ended September 30, 2006, includes an unfavorable property tax settlement of $0.9 million.

Annual Maintenance Costs—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Other maintenance costs are expensed as incurred.

The Company completed its annual planned maintenance shutdown during the quarter ended June 30, 2007. Costs of $4.6 million related to the shutdown are included in cost of sales for the nine month periods ended September 30, 2007 and 2006.

Net Income per Common Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution assuming common shares were issued for outstanding in-the-money warrants, stock options and restricted stock awards and the proceeds thereof were used to purchase common shares at the average market price during the period such awards were outstanding.

Short-term Investments- At September 30, 2007, short-term investments consisted of a bank certificate of deposit and included $0.4 million of accrued interest.

Concentrations of Credit Risk—Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of trade accounts receivable and short-term investments. Trade accounts receivable balances (net of allowances) for net sales to unaffiliated customers were approximately $31.6 million at September 30, 2007 and $31.1 million at September 30, 2006 (Predecessor).

The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information.

Inventories—Inventories are valued at the lower of cost or market and include all costs associated with manufacturing products: materials, labor, and manufacturing overhead. These values are presented at the lower of cost or market. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

Plant, Property, and Equipment, net—Plant and equipment is stated at cost less accumulated depreciation. Plant and equipment acquired in the KPB acquisition was recorded at fair value on the date of acquisition (see Note 4). Depreciation is computed using the straight-line method over the assets’ estimated useful lives.  The range of estimated useful lives is as follows:

Years
Machinery and equipment	1-20
Building	20-40
Computer hardware	3-6
Furniture and office equipment	3-10
Leasehold improvements	Lesser of life of leasehold improvements or term of the lease

Impairment of Long-Lived Assets—Long-lived assets, excluding goodwill and indefinite-lived intangibles, are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets or group of assets may not be recoverable, as measured by comparing their net book value to the undiscounted estimated future cash flows generated by their use. In the event undiscounted estimated future cash flows are less than the net book value, an impairment charge is recorded to reflect the estimated fair value of the assets, determined principally using discounted cash flows.

Income Taxes—The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Employee Defined Benefit Plan—The Company established a defined benefit pension plan for its union employees in North Carolina and Arkansas in accordance with the purchase agreement.  The Company has estimated the current service costs which are being charged to operations as they accrue based on services rendered by employees during the year. An independent actuary performed an actuarial valuation based on management’s best estimate for key assumptions.

Deferred Acquisition Costs—The Company capitalizes costs incurred relating to planned acquisitions which include legal fees, due diligence and other costs. At September 30, 2007, $1.2 million of transaction costs have been capitalized and will be included in the purchase price of the acquisition upon consummation of the deal.

3.                                      Reclassifications

Certain prior period Predecessor balances have been reclassified to conform to the current period presentation.

4.                                      KPB Acquisition

On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155.0 million and less certain post-closing adjustments of $7.8 million plus two contingent earn-out payments of up to $60.0 million (in aggregate), based on KPB’s annual earnings before interest, income taxes and depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and be recorded as goodwill if such performance targets are achieved. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

The KPB acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

The preliminary purchase price allocation includes cash of $155.0 million less working capital adjustments of $7.8 million plus transaction costs of $3.1 million. The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of reviewing third party valuations of tangible and intangible assets acquired and the allocation of income tax adjustments.  Therefore, the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement ($ 000’s):

Accounts receivable	$26,498
Inventories	25,613
Prepaid expenses and other current assets	1,089
Plant, property and equipment	104,829
Deferred income taxes	853
Other assets	1,116
Goodwill	441
Intangible assets	6,063
Accounts payable	(7,931)
Accrued expenses	(5,843)
Other liabilities	(2,425)
Allocated purchase price	$150,303

The intangible assets represent the value of a long term building lease with favorable terms compared to market rates, $3.1 million, the Ride Rite trademark, $2.8 million and customer lists, $0.2 million. The favorable lease asset is amortized over 19 years, the remaining lease term. Customer lists are amortized over 8 years. For the three and nine month periods ended September 30, 2007, amortization expense totaled $0.1 million, and is included in cost of sales in the accompanying Condensed Consolidated Statements of Operations. Trademarks were appraised with an indefinite life and as a result are not being amortized, but are subject to an annual impairment review.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested annually for impairment, or more frequently, if circumstances indicate a possible impairment may exist.  The impairment test will be conducted in the fourth quarter.  Goodwill will be deducted for federal income tax purposes over 15 years.

As part of the KPB acquisition, the Company assumed liabilities for retiree medical/life obligation for employees not eligible to retire at December 31, 2006, of $0.9 million. In addition, obligations for an increase in the hourly pension benefit level totaling $1.3 million were assumed by the Company.  Pursuant to the purchase agreement with IP, in May 2007, the Company established a defined benefit pension plan for its union employees providing benefits beginning January 1, 2007. See Note 13.

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

6.                                      Redemption Status of Common Stock

The registration statement for the Company’s initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, the Company would submit such transaction for stockholder approval. Based on the votes submitted on December 29, 2006, 40,000 shares voted against the proposed KPB Business Combination and sought to be redeemed for cash. As a result, $0.2 million of the net proceeds from the initial offering plus interest was classified as common stock subject to redemption at December 31, 2006. The stock redemption occurred in February 2007 and the redeemed shares were held in treasury at September 30, 2007.

7.             Stock-Based Compensation

On April 5, 2007, the Company’s Compensation Committee approved the issuance of 174,000 shares of restricted stock and 620,750 stock options to directors, executive officers and employees of the Company. KapStone accounts for these awards under SFAS No. 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. As a result, the Company recognized $0.3 million and $0.5 million of compensation cost for the three and nine months ended September 30, 2007, respectively.

At September 30, 2007, the Company reserved 3,000,000 shares of common stock for stock option and restricted stock awards.

SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required.

Stock options

The stock options vest as follows: 50% after two years and the remaining 50% after three years.  The stock options have a contractual term of seven years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

A summary of information related to stock options is as follows:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
KapStone Stock Options	Shares	Price	Life (Years)	Thousands)
Outstanding at January 1, 2007	—	$—	—	—
Granted	620,750	6.76	6.5	261
Exercised	—	—	—	—
Lapsed (forfeited or cancelled)	—	—	—	—
Outstanding at September 30, 2007	620,750	$6.76	6.5	$261
Exercisable at September 30, 2007	—	$—

Total stock-based compensation recorded in the Condensed Consolidated Statement of Operations related to the stock option grants was $0.2 million and $0.3 million during the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.5 years. No stock options were vested as of September 30, 2007.

The weighted average fair value for the KapStone stock options granted in April 2007 was $2.30 per option. The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on volatility of related industry stocks. The expected term is based on management’s estimate of the contractual term of the options, or seven years, and employees’ expected exercise behavior. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the stock option being valued. The assumptions utilized for stock options during the period are as follows:

Nine Months Ended September 30,
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

The following table summarizes our restricted stock amounts and activity:

		Weighted
		Average
		Grant
	Shares	Price
Outstanding at January 1, 2007	—	$—
Granted	174,000	6.76
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2007	174,000	$6.76

Total stock-based compensation recorded in the Condensed Consolidated Statement of Operations related to the restricted stock awards was $0.1 million and $0.2 million during the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, there was $0.9 million of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period.

8.                                      Related-Party Transactions

From time to time, the Company retains the services of White Oak Aviation (White Oak), an aviation services company solely owned by certain stockholders.  The fees charged by White Oak to KapStone for these services are calculated using a discounted rate from the fees White Oak typically charges to outside parties. For the nine month period ended September 30, 2007, the amount paid to this entity was $0.2 million.

9.                                      Common Stock Reserved for Issuance

At September 30, 2007, and December 31, 2006, approximately 44 million shares of common stock were reserved for issuance upon exercise of warrants, stock options and the underwriter’s option.

10.                               Long-term Debt and Credit Facility

On January 2, 2007 in connection with the KPB acquisition, the Company obtained a senior secured credit facility, which provides the Company the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving line of credit and a five year $60.0 million term loan, due December 31, 2011.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  At September 30, 2007, there were no advances under the revolving line of credit. Long-term debt at September 30, 2007, is summarized as follows ($000’s):

September 30, 2007
(Unaudited)
Term loan	$56,250

Less current portion of long-term debt	9,750

Long-term debt	$46,500

At September 30, 2007, the Company had one letter of credit outstanding totaling $0.3 million.

Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on the Company’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on the Company’s total debt to EBITDA ratio. At September 30, 2007 the Base Rate and LIBOR rate, which adjust quarterly, were 7.75% for the amount of the term loan payable on October 2, 2007, ($1.9 million) and 6.34% for the balance of the term loan ($54.4 million), respectively.

Debt issuance costs paid for the above credit facility totaled $0.9 million and are being amortized over five years using the effective interest method. Amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2007 and is recorded in interest expense in the accompanying Condensed Consolidated Statements of Operations.

The Company is required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain asset dispositions, issuances of securities or debt, and within 100 days after the fiscal years ending of December 31, 2007 and 2008, respectively, 50% of excess cash flow from such fiscal years.

11.                               Inventories

Inventories consist of the following at September 30, 2007, and December 31, 2006, respectively ($000’s):

	September 30, 2007	Predecessor KPB
	(Unaudited)	December 31, 2006
Raw materials	$5,741	$6,466
Work in process	464	321
Finished goods	10,300	13,352
Replacement parts and supplies	3,828	3,948
Inventories	$20,333	$24,087

As part of the KPB acquisition, the Company revalued finished goods inventories in accordance with SFAS No.141, Business Combinations, accordingly, at January 2, 2007, finished goods inventories were revalued by $1.5 million to fair value. This amount was charged to cost of sales in the accompanying Condensed Consolidated Statements of Operations in the nine month period ended September 30, 2007.

12.          Income taxes

The Company’s U.S. federal statutory tax rate is 35% for 2007 and 34% for 2006. Our effective tax rate for the nine months ended September 30, 2007, was 36.8% compared with 38.6% for KPB for the same period in the prior year. Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax, net of federal benefit, the domestic manufacturing deduction, and changes in statutory federal and state tax rates.

In July 2006, the Financial Accounting Standards Board issued FIN 48, which clarifies the application of SFAS No. 109. FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN 48 provides guidance regarding measurement, de-recognition, classification, and disclosure of tax positions. The Company adopted FIN 48 effective January 1, 2007. The Company to date has no unrecognized tax benefit. In accordance with FIN 48, paragraph 19, the Company classifies interest and penalties as a component of tax expense. We do not have any uncertain income tax positions included in the accompanying condensed consolidated financial statements at September 30, 2007.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 and 2006.

13.                               Pension and post retirement benefits

As part of the KPB acquisition, the Company established a defined benefit plan to provide benefits for approximately 550 union represented employees.  This plan is part of the collective bargaining agreement between Kapstone Kraft and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, CLC.  The assumed liability for the pension benefit was $1.3 million at January 2, 2007, and employees accrue a benefit under the Kapstone Kraft plan as of January 1, 2007.

Net pension cost recognized for the three and nine months ended September 30, 2007and 2006 for the Company’s pension plan, is as follows ($ 000’s):

			Predecessor KPB
	Three and Nine Months Ended September 30, 2007		Three and Nine Months Ended September 30, 2006
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Service cost for benefits earned during the year	$288	$863	$—	$—
Interest cost on projected benefit obligations	20	60	—	—
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	25	75	—	—
Allocation of pension cost from IP	—	—	308	925
Net pension cost	$333	$998	$308	$925

KapStone will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone does not expect to contribute to its pension plan in 2007 and expects to contribute $1.1 million to its pension plan in 2008.

As part of the KPB acquisition, the Company assumed liabilities for retiree medical/life obligation for employees not eligible to retire at December 31, 2006, of $0.9 million. Net postretirement cost recognized for the three and nine months ended September 30, 2007 and 2006 for the Company’s retiree medical and life insurance plan is as follows ($ 000’s):

			Predecessor KPB
	Three and Nine Months Ended September 30, 2007		Three and Nine Months Ended September 30, 2006
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended

Service cost for benefits earned during the year	$7	$20	$—	$—
Interest cost on projected benefit obligations	12	36	—	—
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Allocation of post retirement cost from IP	—	—	56	166
Net periodic cost	$19	$56	$56	$166

The Company maintains defined contribution plans covering all eligible salaried employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For the three months and nine months ended September 30, 2007, the expense of Company matching employee contributions totaled $0.2 million and $0.8 million, respectively.

The Company’s Retirement Savings Plan, which provides for contributions based on a salaried employee’s salary and age, vests 100% after three years. For the three months and nine months ended September 30, 2007, the expense of the Retirement Savings Plan totaled $0.2 million and $0.5 million, respectively.

14.          Net income per share

Basic and diluted net income per share is calculated as follows ($ 000’s except for share and per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Net income as reported	$7,802	$18,329
Weighted-average number of common shares for basic net income per share	24,968,097	24,967,143
Incremental effect of dilutive common stock equivalents:
Common stock warrants	11,690,113	10,747,228
Unvested restricted stock awards	16,487	9,476

Weighted-average number of shares for diluted	36,674,697	35,723,847

Net income per share – basic	$0.31	$0.73

Net income per share – diluted	$0.21	$0.51

Stock option grants totaling 620,750 were outstanding in the nine month period ended September 30, 2007, but the weighted-average stock option grants were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

15.          Restatement of Predecessor Results

The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Previously, the Predecessor accrued major planned maintenance ratably over the year for interim reporting.  Predecessor results have been restated to account for major maintenance activities under the direct expense method.  Cost of sales has been lowered by $1.2 million while operating income has been increased by $1.2 million for the three months ended September 30, 2006.  As a result, net income has been increased by $0.7 million for the three months ended September 30, 2006. For the nine months ended September 30, 2006, cost of sales has been increased by $1.2 million, operating income has been lowered by $1.2 million and net income lowered by $0.7 million.

16.                               Segment Information

The Company operates in one geographic segment, the United States. The Company operates in two operating segments: unbleached Kraft and dunnage bags. The unbleached Kraft segment produces a variety of unbleached Kraft paper and linerboard products. These products are sold to customers who convert the paper into end-market finished products. The dunnage bags segment converts unbleached Kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport. The products are sold to distributors and on a direct basis for use by manufacturers, less-than-trailer-load carriers and retail regional distribution centers. Corporate represents expenses that benefit the entire organization and are not charged to the operating segments. Corporate assets represent mainly cash and cash equivalents, capital expenditures for a new ERP system and deferred acquisition costs.

			Predecessor KPB	Predecessor KPB
Operating Segment ($ 000’s):	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Net Sales:
Unbleached kraft	$58,967	$169,968	56,006	$164,413
Dunnage bags	8,254	24,706	9,558	27,537
Elimination of intersegment sales	(1,033)	(2,817)	(1,246)	(2,786)
Total	$66,188	$191,857	$64,318	$189,164
Operating income / (loss):
Unbleached kraft	$15,297	$36,703	9,879	24,308
Dunnage bags	1,420	4,732	2,041	5,779
Corporate	(3,863)	(10,595)	(1,686)	(6,135)
Total	$12,854	$30,840	$10,234	$23,952
Depreciation and amortization:
Unbleached kraft	$3,009	$8,002	$4,592	$13,363
Dunnage bags	169	270	79	237
Corporate	—	—	—	—
Total	$3,178	$8,272	$4,671	$13,600

		Predecessor KPB
Total assets (at September 30, 2007and December 31, 2006):
Unbleached kraft	$147,308	$245,412
Dunnage bags	16,328	11,970
Corporate	51,326	—
Total	$214,962	$257,382

			Predecessor KPB
Operating Segment ($ 000’s):	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September30, 2006	Nine Months Ended September 30, 2006
Capital Spending:
Unbleached kraft	$1,978	$4,916	$2,458	$5,288
Dunnage bags	146	203	—	—
Corporate	1,281	3,951	—	—
Total	$3,405	$9,070	$2,458	$5,288

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of International Paper Company (IP), consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million and less certain post-closing adjustments of $7.8 million plus two contingent earn-out payments of up to $60 million (in aggregate), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and recorded as goodwill. The purchase price payable on the closing date was adjusted by $7.8 million, or dollar-for-dollar, for IP’s working capital as of such date being less than $42.6 million.

The accompanying management discussion and analysis includes the results of KPB since January 2, 2007. Prior to the acquisition of KPB, the Company had no operations nor generated operating revenues and was considered a development stage enterprise.  For periods prior to the acquisition, KPB is deemed to be the “Predecessor” to the Company. As a result, for the three and nine month periods ended September 30, 2006, the statement of operations and statement of cash flows of KPB are presented for comparative purposes.  The accompanying consolidated statements of operations and cash flows present the results of our operations and cash flows for i) the  period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. Our results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to SFAS No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

Results of Operations

Presented below are results for the quarter and nine months ended September 30, 2007 and 2006 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

	Quarter ended September 30,		Nine months ended September 30,
In thousands, except per share amounts	2007	2006	2007	2006
Net sales	$66,188	$64,318	$191,857	$189,164
Cost of sales	46,026	46,774	141,180	142,688
Depreciation and amortization	3,178	4,671	8,272	13,600
Gross profit	16,984	12,873	42,405	32,876
Selling, general and administrative expenses	4,529	2,639	12,552	8,924
Other operating income	399	—	987	—
Operating income	12,854	10,234	30,840	23,952
Interest income	585	—	1,467	—
Interest expense	(1,044)	(352)	(3,317)	(1,059)
Provision for income taxes	4,593	3,818	10,661	8,846
Net income	$7,802	$6,064	$18,329	$14,047

All comments and variances in the following commentary for the period ended September 30, 2006 refer to the Predecessor, or KPB.

Net sales for the quarter ended September 30, 2007, were $66.2 million compared to $64.3 million for the third quarter of 2006, an increase of 2.9%. The increase in net sales was driven by 5.1% volume/mix increase of unbleached kraft paper partially offset by an 11.4% decrease in dunnage bag volume. Net sales for the nine months ended September 30, 2007 were $191.9 million compared to $189.2 million for the similar period in 2006, an increase of 1.4%. The increase was driven by higher prices and volume in unbleached kraft partially offset by a 9.6% decrease in dunnage bag volume. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended September 30, 2007, was $46.0 million compared to $46.8 million for the third quarter of 2006, a 1.7% decrease. The decrease in cost of sales was due to productivity improvements and lower dunnage bag volume partially offset by higher unbleached kraft volume. Cost of sales for the 2006 period included a $0.9 million unfavorable property tax settlement. Cost of sales for the nine months ended September 30, 2007, was $141.2 million compared to $142.7 million for the similar period of 2006, a decrease of 1.1%. Decreased cost of sales for the nine months ended September 30, 2007, compared to the respective period in 2006 was due to productivity improvements and lower dunnage bag volume partially offset by a $1.5 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, a $1.0 million two day unplanned outage caused by an electrical fire in June 2007 and higher unbleached kraft volume.

Depreciation and amortization for the quarter ended September 30, 2007, totaled $3.2 million compared to $4.7 million for the quarter ended September 30, 2006. The decrease of $1.5 million reflects an appraisal of depreciable assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $100 million less than the basis being used for depreciation in the 2006 period. In addition, amortization of intangible assets of $0.1 million is included in the current period quarter.

Depreciation and amortization for the nine months ended September 30, 2007, totaled $8.3 million compared to $13.6 million for the nine months ended September 30, 2006. The decrease of $5.3 million reflects an appraisal of depreciable assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $100 million less than the basis being used for depreciation in the 2006 period.

Selling, general and administrative expenses for the quarter ended September 30, 2007, totaled $4.5 million compared to $2.6 million for the quarter ended September 30, 2006. The increase of $1.9 million is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect an allocation of corporate expenses from IP while the expenses for the 2007 quarter reflect corporate expenses associated with an operating company.

Selling, general and administrative expenses for the nine months ended September 30, 2007 totaled $12.6 million compared to $8.9 million for the 2006 period. The increase of $3.7 million is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect an allocation of corporate expenses from IP while the expenses for the 2007 period includes corporate expenses associated with an operating company.

Other operating income for the quarter and nine months ended September 30, 2007 totaled $0.4 million and $1.0 million, respectively. Other operating income includes commissions the Company receives from IP for selling IP products to KapStone customers.

Interest income for the quarter and nine months ended September 30, 2007 was $0.6 million and $1.5 million, respectively. Interest income represents earnings on the Company’s short-term investments and cash equivalents.

Interest expense for the quarter and nine months ended September 30, 2007 was $1.0 million and $3.3 million, respectively, compared to interest expense of $0.4 million and $1.1 million for the similar periods in 2006. Interest expense for the quarter and nine months ended September 30, 2007, reflects interest on the Company’s long-term debt and amortization of debt issuance costs while interest expense in the 2006 period reflects interest on Industrial Development Bonds and Environmental Development Bonds. These bonds were not assumed by KapStone as part of the KPB acquisition.

Provision for income taxes for the quarter and nine months ended September 30, 2007, reflects effective tax rates of 37.1% and 36.8%, respectively. The effective tax rate for the 2006 periods was 38.6%.

KapStone Paper and Packaging Corporation compared to Predecessor (KPB)

Unbleached Kraft

	Three months ended September 30,				Nine months ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Net sales	$58,967	$56,006	$2,961	5.3%	$169,968	$164,413	$5,555	3.4%
Operating income	15,297	9,879	5,418	54.8%	36,703	24,308	12,395	51.0%
Operating income % of net sales	25.9%	17.6%	8.3%		21.6%	14.8%	6.8%
Average revenue per ton	$549.34	$548.20	$1.14	0.2%	$544.18	$532.49	$11.69	2.2%
Tons of paper sold	107,342	102,164	5,178	5.1%	312,339	308,761	3,578	1.2%

For the quarter ended September 30, 2007, unbleached kraft segment net sales increased by $3.0 million, or 5.3%, to $59.0 million compared to $56.0 million for the quarter ended September 30, 2006. Average revenue per ton is up $1.14, or approximately $0.9 million of the sales increase, due to higher kraft paper prices, partially offset by higher sales of linerboard which has a lower than average revenue per ton compared to kraft paper. Volume/mix of paper sold increased by 5,178 tons, or $2.1 million, driven by a 15,324 tons increase in linerboard partially offset by a 10,146 tons reduction in kraft paper.

Unbleached kraft segment operating income increased by $5.4 million, or 54.8%, to $15.3 million for the quarter ended September 30, 2007 compared to $9.9 million for the quarter ended September 30, 2006. Higher sales volume, productivity gains and lower depreciation costs of $1.6 million due to revaluing plant, property and equipment to fair values contributed to the improved operating performance. In addition, the quarter ended September 30, 2006 was negatively impacted by a $0.9 million unfavorable property tax settlement. Operating income as a percent of net sales improved to 25.9%.

For the nine months ended September 30, 2007, unbleached kraft segment net sales increased by $5.6 million, or 3.4%, to $170.0 million compared to $164.4 million for the nine months ended September 30, 2006. Average revenue per ton is up $11.69 due to the favorable impact of higher kraft paper prices in 2007 and the full realization of price increases implemented in 2006, or approximately $7.1 million of the sales increase. Volume/mix of paper sold increased by 3,578 tons, or $1.5 million, driven by a 35,412 increase in linerboard partially offset by a 31,834 tons reduction in kraft paper.

Unbleached kraft segment operating income increased by $12.4 million, or 51.0%, to $36.7 million for the nine months ended September 30, 2007 compared to $24.3 million for the nine months ended September 30, 2006. Higher sales volume/mix and average revenue per ton contributed $4.5 million to the increased operating income. In addition, lower depreciation costs of $5.4 million due to revaluing plant, property and equipment to fair values and productivity gains also contributed to the improved results, partially offset by a $1.2 million non-cash purchase accounting charge adjusting finished goods inventory to fair value and a $1.0 million two day unplanned outage caused by an electrical fire in June 2007. In addition, operating income for the nine month periods ended September 30, 2007 and 2006 includes $4.6 million of expenses relating to the Company’s annual planned maintenance outage. Operating income as a percent of net sales improved to 21.6%.

Dunnage Bags

	Three months ended September 30,				Nine months ended September 30,
	2007	2006	Change	%	2007	2006	Change	%
Net sales	$8,254	$9,558	$(1,304)	(13.6)%	$24,706	$27,537	$(2,831)	(10.3)%
Operating income	1,420	2,041	(621)	(30.4)%	4,732	5,779	(1,047)	(18.1)%
Operating income % of net sales	17.2%	21.4%	(4.2)%		19.2%	21.0%	(1.8)%

Average revenue per bag	$3.62	$3.72	$(0.10)	(2.7)%	$3.78	$3.81	$(0.03)	(0.8)%
Bags sold (000’s)	2,278	2,570	(292)	(11.4)%	6,533	7,226	(693)	(9.6)%

For the quarter ended September 30, 2007, net sales for the dunnage bag segment sold under the Ride Rite® Converting brand name decreased by $1.3 million, or 13.6%, to $8.3 million compared to $9.6 million for the three months ended September 30, 2006 mainly due to an 11.4% decrease in unit volume. Average revenue per bag of $3.62 decreased by $0.10 or 2.7%, for the three months ended September 30, 2007 compared to the similar period last year.   Bag sales have decreased due to reduced customer shipping activity particularly in the less-than-truckload market, lower demand in the home construction industry and due to a distributor losing position with two key accounts.

Dunnage bag segment operating income decreased by $0.6 million, or 30.4%, to $1.4 million for the three months ended September 30, 2007 compared to $2.0 million for the three months ended September 30, 2006. Lower sales volume and prices of approximately $0.5 million and higher amortization expense for intangible assets of $0.1 million contributed to the lower operating income. Operating income as a percent of net sales declined to 17.2%.

For the nine months ended September 30, 2007, net sales for the dunnage bag segment decreased by $2.8 million, or 10.3%, to $24.7 million compared to $27.5 million for the nine months ended September 30, 2006 mainly due to a 9.6% decrease in unit volume. Average revenue per bag of $3.78 decreased by $0.03 or 0.8%, for the nine months ended September 30, 2007 compared to the similar period last year.   Bag sales have decreased due to reduced customer shipping activity particularly in the less-than-truckload market, lower demand in the home construction industry and due to a distributor losing position with two key accounts.

Dunnage bag segment operating income decreased by $1.0 million, or 18.1%, to $4.7 million for the nine months ended September 30, 2007 compared to $5.8 million for the nine months ended September 30, 2006. Lower sales volume and prices contributed approximately $0.6 million of the shortfall. In addition, 40% of the shortfall was contributed by a non-cash purchase accounting charge of $0.3 million adjusting finished goods inventories to fair value and higher amortization expense of intangible assets of $0.1 million. Operating income as a percent of net sales declined to 19.2%.

Corporate

Corporate expenses for the quarter ended September 30, 2007, totaled $3.9 million compared to $1.7 million for the quarter ended September 30, 2006. The increase of $2.2 million is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect an allocation of corporate expenses from IP while the expenses for the 2007 quarter reflect corporate expenses associated with an operating company.

Corporate expenses for the nine months ended September 30, 2007 totaled $10.6 million compared to $6.1 million for the nine months ended September 30, 2006. The increase of $4.5 million is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect an allocation of corporate expenses from IP while the expenses for the 2007 period reflect corporate expenses associated with an operating company.

KapStone Paper and Packaging Corporation compared to Stone Arcade Acquisition Corporation

Operating income

Operating income for the Company for the quarter ended September 30, 2007 was $12.9 million compared to an operating loss of $0.4 million for the similar period in 2006. The change in quarterly operating income is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect the Company as a development stage enterprise and as a result, the operating loss includes expenses incurred to identify and acquire a business. Expenses for the 2007 quarter reflect corporate expenses associated with an operating company.

Operating income for the Company for the nine months ended September 30, 2007 was $30.8 million compared to an operating loss of $0.9 million for the similar period in 2006. The change in operating income is due to the KPB acquisition which was consummated on January 2, 2007.  Results for the 2006 period reflect the Company as a development stage enterprise and as a result, the operating loss includes expenses incurred to identify and acquire a business. Expenses for the 2007 period reflect corporate expenses associated with an operating company.

Interest expense and interest income

Interest expense and interest income for the quarter ended September 30, 2007, were $1.0 and $0.6 million, respectively, compared to interest income of $1.4 million for the quarter ended September 30, 2006. Interest expense for the quarter ended September 30, 2007 reflects interest on the Company’s long-term debt while interest income reflects earnings on excess cash that is invested. Interest income in 2006 reflects interest earned on restricted cash held in trust when the Company was a development stage enterprise.

Interest expense and interest income for the nine months ended September 30, 2007, was $3.3 and $1.5 million, respectively, compared to interest income of $3.9 million for the nine months ended September 30, 2006. Interest expense for the nine months ended September 30, 2007, reflects interest on the Company’s long-term debt while interest income reflects earnings on excess cash that is invested in a combination of a bank certificate of deposit (maturity of 120 days), commercial paper (seven day maturity) and overnight deposits. Interest income in 2006 reflects interest earned on restricted cash held in trust when the Company was a development stage enterprise.

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

Funding for the acquisition came from funds held in trust at December 31, 2006, totaling $115.2 million and the establishment of a $60.0 million term loan.

Credit Facility

In connection with the acquisition, the Company’s subsidiary, KapStone Kraft, obtained a senior secured credit facility which provides us with the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving line of credit and a five year $60.0 million term loan.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility expires on December 31, 2011. At September 30, 2007, there were no advances under the revolving line of credit.

The term loan has scheduled principal payments of:  (a) $1.875 million on October 1 and December 31 of 2007; (b) $2.0 million on March 31, June 30, September 30 and December 31 of 2008; (c) $2.125 million on March 31, June 30, September 30 and December 31 of 2009 and March 31, June 30, September 30 and December 31 of 2010; (d) $2.25 million on March 31, June 30 and September 30 of 2011; and (e) $20.75 million on December 31, 2011.  We are also required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain asset dispositions, issuances of securities or debt, and within 100 days after the end of fiscal years December 31, 2007 and 2008, respectively, 50% of excess cash flow from such fiscal years.

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

Cash flow

Cash flow from all activities during the nine months ended September 30, 2007, increased by $9.9 million from December 31, 2006, reflecting the receipt of funds held in trust at December 31, 2006, not used for the KPB acquisition of $28.3 million, and cash generated from operations of $36.3 million, partially offset by purchase of short-term investments of $35.0 million, capital expenditures of $9.1 million, repayment of long-term debt of $3.8 million, acquisition costs paid of $1.2 million and an investment banking fee paid of $1.2 million.

Net cash inflow from operating activities was $36.3 million due to net income for the period of $18.3 million and improved working capital of $9.0 million.

Net cash outflow from investing activities was $195.6 million and included payment for the KPB acquisition of $150.3 million, purchase of a short-term investment of $35.0 million and capital expenditures of $9.1 million. Capital expenditures of $4.9 million were for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina. In addition, $3.1 million was paid for implementing a new ERP system and is included in corporate capital expenditures.

Net cash inflow generated from financing activities totaled $169.2 million during the period ended September 30, 2007, and includes proceeds from the term loan of $60.0 million, and receipt of funds held in trust for the KPB acquisition of $115.2 million. In addition, during the period, the Company made long-term debt repayments of $3.8 million, paid its investment banker a $1.2 million fee relating to the Company’s Initial Public Offering and paid a $0.9 million fee for its credit facility.

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

The following table summarizes our contractual obligations as of September 30, 2007 ($ 000’s):

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations(1)	$56,250	$9,750	$25,750	$20,750	$—
Interest on long-term debt obligations(2)	11,121	4,155	6,637	329	—
Operating lease obligations(3)	2,187	299	1,135	690	63
Purchase obligations(4)	496	496	—	—	—
Other liabilities(5)	3,463	1,099	2,089	—	275
Total	$73,517	$15,799	$35,611	$21,769	$338

(1)	These obligations are reflected on our Condensed Consolidated Balance Sheets at September 30, 2007 in Current portion of long-term debt and Long-term debt, as appropriate.

(2)

Assumes debt is carried to full term and excludes any mandatory prepayments. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s LIBOR rate on September 30, 2007 (6.34%). These obligations are not reflected on our Condensed Consolidated Balance Sheets at September 30, 2007.

(3)	These obligations are not reflected on our Condensed Consolidated Balance Sheets at September 30, 2007.

(4)

Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Condensed Consolidated Balance Sheets at September 30, 2007.

(5)	These items are reflected on our Condensed Consolidated Balance Sheets at September 30, 2007 in Other liabilities.

Item 3. —QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under KapStone Kraft’s Credit Facility, we have a $60 million term loan and a revolving line of credit of $35 million. At September 30, 2007, the balance of the term loan was $56.3 million and there were no amounts drawn on the revolving line of credit. We had one letter of credit outstanding at September 30, 2007 totaling $0.3 million. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility has a maturity date of December 31, 2011.Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on KapStone Kraft’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

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

The following changes were made to the Company’s internal control over financial reporting during the nine month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

•                  Upon the Company’s acquisition of KPB on January 2, 2007, from International Paper Company (IP), the Company’s existing financial reporting processes, which consisted of management of cash and investments, management of cash disbursements, management of period end closing and management of external reporting, were all expanded and or modified.

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

PART II. — OTHER INFORMATION

Item 1. — LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

Except as described below, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2006 (“Form 10-K”). The first risk factor below is an addition to our Risk Factors and the remainder are updates to existing risk factors that supersede the corresponding Risk Factors in our Form 10-K. Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

November 5, 2007	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer