Form 10-K
period 2007-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2008-03-14
CIK 1325281

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File No.: 000-51444

KapStone Paper and Packaging Corporation
Name of issuer as specified in its charter

KapStone Paper and Packaging Corporation
1101 Skokie Blvd, Suite 300
Northbrook, Illinois 60062
 (address of principal executive offices) (Zip Code)

Delaware (State or other jurisdiction of Incorporation or organization)	20-2699372 (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code: (847) 239-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

Title of Each Class	Name of Exchange On Which Registered
Common Stock (Par Value $.0001)	Nasdaq Stock Market, LLC
Warrants to purchase Common Stock	Nasdaq Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

          The aggregate market value of the 18,715,300 shares of Common Stock held by non-affiliates of the registrant on June 29, 2007 was $142,049,127. This calculation was made using a price per share of Common Stock of $7.59, the closing price of the Common Stock on the NASDAQ on June 29, 2007, the last day of the registrant's most recently completed second fiscal quarter of 2007. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

          On February 29, 2008, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 24,009,289.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant's Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

i

Forward Looking Statements.

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us, including the risks set forth in Item 1A. Risk Factors below, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. All subsequent written and oral forward-looking statements attributable to KapStone or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. KapStone disclaims any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1. Business

Overview

        KapStone Paper and Packaging Corporation, formerly Stone Arcade Acquisition Corporation, ("KapStone" or the "Company") was formed as a special purpose acquisition corporation on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

        On August 19, 2005, we consummated our initial public offering of 20,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $120.0 million. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $113.2 million, of which $110.9 million was deposited into a trust account and the remaining proceeds of $2.3 million became available to be used to provide for business, legal and accounting due diligence for a prospective business combination and continuing operating expenses.

        On January 2, 2007, we consummated the purchase from International Paper Company ("IP") of substantially all of the assets, and the assumption of certain liabilities, of the Kraft Papers Business ("KPB") through our wholly owned subsidiary KapStone Kraft Paper Corporation ("KapStone Kraft"). The assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The purchase price was $155 million in cash, subject to certain post-closing adjustments, plus two contingent earn-out payments. We obtained a $95 million senior secured credit facility from LaSalle Bank National Association, which was used to fund a portion of the purchase price and will be used as needed for working capital.

Acquisitions

        We intend to pursue other acquisition opportunities in an effort to diversify and/or grow our business. We have been and continue to be engaged in evaluating a number of potential acquisition opportunities and have had preliminary discussions with several potential targets. No assurance can be given that we will consummate additional transactions. The structuring and financing of any future acquisitions may be dependent on the terms and availability of additional financing to us that either replaces or does not conflict with the Company's existing senior secured credit facility with LaSalle Bank National Association.

Business

General

        We produce and sell unbleached kraft paper and lightweight linerboard at our facility in Roanoke Rapids, North Carolina and manufacture and sell inflatable dunnage bags at Ride Rite® Converting, located in Fordyce, Arkansas.

Unbleached kraft

        Our unbleached kraft paper business is based in Roanoke Rapids, North Carolina and includes a production facility consisting of an integrated pulp and paper mill that produces unbleached kraft paper and lightweight linerboard. Roanoke Rapids began operations in 1907 and, by 1909, was the first business in the United States to produce kraft pulp using southern pine in the sulphate pulping process.

        Roanoke Rapids produces a mix of both unbleached kraft paper and linerboard and currently has an annual production capacity of approximately 440,000 tons. The Company offers a portfolio of paper grades, which are sold to customers who convert the paper into a wide range of products. These products include multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags, and specialty conversion products such as wrapping paper products and rollwrap. The linerboard grades are primarily produced for manufacturing corrugated containers for packaging products.

        Softwood pulp used to make unbleached kraft paper and linerboard is produced from a combination of locally sourced roundwood and pine woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. Roanoke Rapids processes softwood pulp using two unbleached kraft paper machines; Paper Machine #3 ("PM3") and Paper Machine #4 ("PM4"), both of which are capable of producing either unbleached kraft paper or linerboard. At the current mix of products, PM3 produces approximately 560 tons of unbleached kraft paper daily, totaling approximately 195,000 tons annually. PM4 produces approximately 600 tons of unbleached kraft paper and linerboard paper daily, totaling approximately 210,000 tons annually. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

Dunnage bags

        Our dunnage bag business, based in Fordyce, Arkansas, produces and sells inflatable paper dunnage bags under the Ride Rite® Converting trademark. The bags are constructed of an internal poly liner encased by multiple layers of high strength unbleached kraft paper or linerboard and are used to secure freight to minimize movement and potential damage of goods and products during transport. Ride Rite® Converting relies on Roanoke Rapids for approximately two-thirds of its supply of unbleached kraft paper. Additionally, the bags have an optional reusable valve design, which allows for the inflation and deflation of the bags for multiple uses. Ride Rite® Converting produces over 230 varieties of its inflatable dunnage bags. In 2007, the dunnage bag segment sold approximately 8.7 million dunnage bags. Ride Rite® Converting products are sold to manufacturers, less-than-trailer-load distributors, and retail regional distribution centers.

Corporate Support

        We entered into a transitional services agreement with IP to cover certain services that IP provided to KPB, including information technology and centralized transaction processing. The term of each of the services ranges from six months to approximately 18 months but our goal was to terminate all of the services by December 31, 2007. Due to delays in converting to our own enterprise resource planning system ("ERP"), we will continue to use transitional support services from IP into 2008. The total cost of transferring these services from IP to us, including applicable relocation costs, is estimated by us to be approximately $5.0 million, consisting primarily of the cost of installing a new enterprise resource planning system which will include general ledger, order entry and receivables management, purchasing and payment plus additional modules. The system will support operations in North Carolina and Arkansas as well as corporate headquarters.

Industry Overview

Unbleached Kraft Paper Market

        American Forest and Paper Association ("AF&PA") estimates that the U.S. unbleached kraft paper market was approximately 1.55 million tons in 2007. The U.S produced 1.36 million tons while 0.36 million tons were imported and 0.17 million tons were exported. U.S operating rate for 2007 was approximately 94%, unchanged from 2006. The kraft paper industry is comprised of three general product types: (1) Multiwall; (2) Specialty converting (including rollwrap); and (3) Grocery bag and sack.

Linerboard Market

        Linerboard is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and linerboard tends to be driven by industrial production of processed foods and other nondurable goods. AF&PA reported 2007 linerboard production was 25.1 million tons, representing an increase of 1% over 2006. As a result, the capacity utilization has increased by 0.7% to 98.3% as reported by AF&PA in the December 2007 Statistical Report. Additionally, unbleached linerboard production capacity is expected to grow by 1.0% in 2008 driven by the conversion and ramp up of an uncoated paper machine to a linerboard machine in 2007.

Dunnage Bags Market

        The demand for dunnage bags, which are used to protect products during transportation, is correlated to the general freight transportation industry. The American Trucking Association ("ATA") estimates that nearly 70% of U.S. freight volume, which includes general and bulk freight, is transported by trucks and is forecasted to grow, on average, 2.5% per year through 2016. ATA also estimates that the annual growth rate for freight transported by rail will be 1.9% through 2016. Historically, the nation's freight industry tracked prevailing economic conditions in the United States.

Market Trends

        Both the multiwall packaging markets and the grocery bag and sack markets contracted between 2001 and 2006. The multiwall market contracted due to conversion to plastics in certain end-use markets (primarily in the insulation and lawn and garden markets) as well as the transition to 2-ply extensible sack packaging in certain markets (primarily in the cement market) where the package was considered a large percentage in the overall cost of the total product. The March 2007, AF&PA Capacity Survey forecasted an increase of 0.7% in 2008, leveling off in 2009.

        In 2006 imports of plastic grocery & retail bags from China made up 80% of the U.S. market share in the grocery and retail markets, displacing paper grocery and retail bags and sacks. In 2007, the

Department of Commerce announced antidumping duties to be imposed on imports of laminated woven sacks from China. The duties will be an important first step for Paper Shipping Sack Manufacturers' Association, Inc. ("PSSMA") members to regain a level playing field and possibly market share.

        The lightweight linerboard market has grown over 7% to 2.7 million tons since 2000, and represents a large market compared to the grocery bag and sack market. We will be targeting our lightweight linerboard for specialty independent corrugated and laminated products customers who focus on specialty niche packaging.

Customers

Unbleached kraft

        The unbleached kraft segment has over 70 customers, many of which are leading world class converters of kraft paper. Its top three customers accounted for approximately $92.9 million, $100.4 million and $100.8 million of net sales in 2007, 2006 and 2005, or approximately 40.8%, 46.9% and 52.8% of all unbleached kraft revenues generated in 2007, 2006 and 2005, respectively. Altivity Packaging Corporation and Exopack, L.L.C. accounted for 17.1% and 10.4% of consolidated net sales in 2007, respectively, and 20.3% and 11.1% of consolidated net sales in 2006, respectively, and 24.1% and 11.1% of consolidated net sales in 2005, respectively. Hood Packaging accounted for 8.7%, 9.4% and 10.2% of consolidated net sales for 2007, 2006 and 2005, respectively. Kapstone has built long-term relationships with its customers averaging in excess of 25 years. We believe that the risk of losing customers or business with customers is reduced due to the long-term relationships that have been established.

        During 2007 and 2006, approximately 76% and 64%, respectively, of Roanoke Rapids' production capacity was under contract with customers. The contracts are typically two years in length, in which pricing moves with the market and price tiers are determined based on volume. Any risk associated with contracted customer volume is minimal due to exit options for both parties and the absence of penalty provisions. The loss of, or reduced sales to, these key customers could result in decreased revenues and adversely impact our cash flows.

Dunnage bags

        The dunnage bags segment sold under Ride Rite® Converting has a customer base consisting of leading distributors of shipping and packing materials, manufacturers, less-than-truckload carriers and retail regional distribution centers. Its top ten customers accounted for $20.3 million of net sales in 2007, $23.2 million of net sales in 2006 and $23.7 million of net sales in 2005, representing 61.8%, 65.0% and 67.1% of Ride Rite® Converting's net sales in 2007, 2006 and 2005, respectively. Three customers exceeded 10% of segment net sales as follows: 13.1%, 13.4% and 10.6% in 2007, respectively; 18.7%, 13.8% and 8.3% in 2006, respectively, and 17.8%, 12.2% and 8.6% in 2005, respectively. In connection with the acquisition, IP entered into an agreement to continue purchasing dunnage bags from Ride Rite® Converting for a period of five years.

        In February 2008, KapStone was informed that Sunrise Arkansas, a large customer in our dunnage bag segment, had been purchased by Illinois Tool Works ("ITW"). ITW also owns Shippers Bag Inc., which manufactures dunnage bags and competes directly with Ride Rite ® Converting. ITW management has indicated their intention to continue to purchase dunnage bags from KapStone.

Suppliers

Unbleached kraft

        The raw materials needed to process unbleached kraft paper and lightweight linerboard consists primarily of roundwood, woodchips, sawdust, chemicals, coal and fuel oil. We believe that these raw materials are readily available and that there are a number of large suppliers from whom the materials can be bought in the current market. Roanoke Rapids has a large number of suppliers providing the raw materials that are needed to operate the paper mill.

        In 2007, 68% of the mill's fiber supply is delivered as committed volume, and in the absence of our affiliation with IP, we have entered into long-term wood supply agreements that comprise approximately 19% of our committed volume. In 2006, 76% of our wood supply was delivered as committed volume, with 35% supplied by other divisions of IP. Two of the largest suppliers, aside from wood suppliers, are Coal Energy Resources, which provides coal, and the Hess Corporation, which supplies No. 6 fuel oil. Roanoke Rapids has long standing relationships with both of these suppliers. Typical contracts for raw materials range from one to three years in length and are at fixed pricing or tied to a documented moving index for each material. As costs for raw materials, supplies, services and labor go up; paper price increases are implemented to recover these rising material costs, when possible. We currently do not use futures contracts or enter into hedging arrangements to manage the risk of fluctuations in coal or fuel prices. Thus, if we cannot pass on the rise in energy or other costs to our customers, such rise in costs will have an adverse effect on our gross profit margins.

        For major supplies, we entered into a joint purchasing agreement with IP which enables the continuation of procurement advantages that arise from the economies of scale.

Dunnage bags

        Ride Rite® Converting purchases approximately two-thirds of its kraft paper from KapStone's paper mill in Roanoke Rapids, North Carolina. Other key materials such as resin and valves are purchased from a combination of domestic and foreign suppliers.

Sales and Marketing

        The sales and marketing team works directly with our technical, manufacturing and product development teams to offer solutions and meet new customer demands and product requirements. We market and sell our products with the help of a national sales force.

Competition

Unbleached kraft

        We are one of the leading manufacturers of unbleached kraft paper in North America. Other key U.S. market suppliers are Georgia-Pacific Corporation, Premium One (Tolko and Canfor), Longview Fibre, Delta Natural and Smurfit Stone. A number of other competitors comprise the remainder of North American unbleached kraft paper production.

        We believe the key parameters on which North American unbleached kraft suppliers compete are supply reliability, delivered price and product quality. KPB and now Kapstone have longstanding relationships with many of its customers and historically have entered into contracts with initial terms of at least two years. We believe that this is based on our reputation for surety of supply, roll-to-roll consistency, product runnability and high tensile strength.

Dunnage bags

        We believe that the two companies that account for the majority of the North American inflatable dunnage bag market are Ride Rite® Converting and Shippers Paper, a division of ITW.

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

        There were four components of the Environmental Protection Agency's ("EPA") Cluster Rule, with which the Roanoke Rapids mill had to comply. MACT I-Phase 1, MACT 1-Phase 2 and MACT II are complete and the mill is fully compliant with these standards. We use a specially designed software system for process monitoring, reporting and recordkeeping. The fourth component, Boiler MACT, was remanded by the courts to the EPA and states are awaiting further guidance from the EPA. We are not aware of any further actions that will require additional capital outlay.

        On April 17, 2007, we achieved compliance with MACT-1 Phase 2 through the Innovations Project, an EPA and State of North Carolina approved project resulting in superior environmental technology and emission control equivalent to or better than the federal minimum requirement. The Roanoke Rapids mill completed installation of hoods on the B- and C-Washer lines to incinerate the collected gasses in the power boiler, and completed "environmentally beneficial projects" as agreed with community leaders and regulators. In conjunction with the above, The Roanoke Rapids mill is permitted to operate its A-Washer line without hoods (uncontrolled emissions) as needed (up to 33,333 air dried pulp tons/year) to support the mill's production capability. The Roanoke Rapids mill is currently permitted to produce 455,000 EPT (equivalent paper tons) annually which is 47,000 tons above 2007 production levels.

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

Employees

        At December 31, 2007, KapStone had approximately 710 employees. Of this amount, approximately 560 employees were covered by collective bargaining agreements with the United Steel Workers. Currently, there are collective bargaining agreements in place with union employees in Roanoke Rapids, North Carolina, through August 31, 2010, and with Ride Rite® Converting union employees through June 30, 2008. There have been no strikes, work stoppages or similar actions in over 50 years. We believe that we have a good relationship with our employees.

        In January 2007, upon consummation of the acquisition of KPB, we began hiring a corporate staff to manage the operations. This included a vice president and chief financial officer, a vice president to manage KPB and other corporate staff employees. Additional hiring at the corporate headquarters occurred throughout 2007.

Executive Officers of Registrant

        Our executive officers are as follows:

Name	Age	Position
Roger W. Stone	73	Chairman of the Board and Chief Executive Officer
Matthew Kaplan	51	President, Secretary and Director
Andrea K. Tarbox	57	Vice President and Chief Financial Officer
Timothy P. Keneally	60	Vice President and General Manager

        Roger W. Stone has been Chairman of the Board since our inception. Mr. Stone was Manager of Stone- Kaplan Investments, LLC, a private investment company, from July 2004 through December 2007. He was Chairman and Chief Executive Officer of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of that company in July 2004. Mr. Stone was Chairman, President and Chief Executive Officer of Stone Container Corporation, a multinational paper company primarily producing and selling pulp, paper and packaging products, from March 1987 to November 1998 when Stone Container Corporation merged with Jefferson Smurfit Corporation, at which time he became President and Chief Executive Officer of Smurfit-Stone Container Corporation until March 1999. Mr. Stone has served on the board of directors of McDonald's Corporation since 1989. Mr. Stone received a B.S. in Economics from the Wharton School at the University of Pennsylvania. Mr. Stone is the father-in-law of Matthew Kaplan.

        Matthew Kaplan has been our President and a member of our board of directors since our inception. Mr. Kaplan was Manager of Stone-Kaplan Investments, LLC, a private investment company, from July 2004 through December 2007. He was President, Chief Operating Officer and a director of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of the company in July 2004. Mr. Kaplan began his career at Stone Container Corporation in 1979 and was serving as its Senior Vice President and General Manager of North American Operations when Stone Container Corporation merged with Jefferson Smurfit Corporation in November 1998. He was Vice President/General Manager, Container Division with Smurfit-Stone Container Corporation until March 1999. Mr. Kaplan has served on the board of advisors of Victory Packaging since January 2007. In addition, Mr. Kaplan has also served on the board of trustees of Magnetar Spectrum Fund since November 2007. Mr. Kaplan received a B.A. from the Wharton School in Economics from the University of Pennsylvania and an M.B.A. from the University of Chicago. Mr. Kaplan is the son-in-law of Roger W. Stone.

        Andrea K. Tarbox was appointed Vice President and Chief Financial Officer in January 2007. Ms. Tarbox has served as a financial consultant to the Company since April 2006. Ms. Tarbox played a key financial role in the acquisition by the Company of the Kraft Papers Business from International Paper Company. From March 2003 through March 2006, Ms. Tarbox served as Chief Financial and Administrative Officer for Uniscribe Professional Services, Inc. From July 1994 until February 2003, Ms. Tarbox was employed by Gartner Inc., last serving as Group Vice President-Finance and Treasurer. Prior to that, Ms. Tarbox had assumed financial positions of increasing responsibility in several global companies including British Petroleum, p.l.c. and Fortune Brands, Inc. Ms. Tarbox began her career with Ernst & Young LLP and is a Certified Public Accountant. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College, and an M.B.A. from the University of Rhode Island.

        Timothy P. Keneally has been our vice president and general manager of the kraft paper business since January 2007. Previously, Mr. Keneally led the International Paper team that assessed the review of strategic alternatives relating to the kraft paper business. He was the lead person in presenting the historical performance of the business and assisted in defining the future strategy for the business. Mr. Keneally has 34 years of experience in the paper and packaging industry. He was with International Paper since the merger of Union Camp Corporation and International Paper in 1999 and was a corporate officer at IP since 1992. Mr. Keneally earned a B.A degree in History from Marist College in Poughkeepsie, NY.

Website Access to Company Reports

        The Company's annual reports on Form 10-K, including this Form 10-K, as well as the quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports are filed electronically with the Securities and Exchange Commission ("SEC") and are also available free of charge through our website, www.kapstonepaper.com as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC. Also, copies of our annual report will be made available, free of charge, upon written request.

Item 1A.    Risk Factors

        You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before making an investment decision regarding our securities. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. The risks listed below are not the only risks that we face.

Risks associated with our business

        If the benefits of our KPB acquisition do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

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

        Our success depends significantly on the efforts and abilities of Roger Stone, Chief Executive Officer, and Matthew Kaplan, President. The loss of services of one or both of these individuals could have a material adverse effect on our business.

        In addition, we depend on the expertise, experience and continued services of KPB's management. The loss of such management, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate management, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees.

        Our operations may not be able to generate sufficient cash flows to meet KapStone's debt service obligations.

        KapStone's ability to make payments on its indebtedness depends on its ability to generate cash from operations. The business may not generate sufficient cash flow from operations to enable it to repay KapStone's indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by KapStone under the credit facility bears interest at variable rates, and therefore if interest rates increase, KapStone's debt service requirements will increase. In such case, KapStone may need to refinance or restructure all or a portion of its indebtedness on or before maturity. KapStone may not be able to refinance any of its indebtedness, including the new credit facility, on commercially reasonable terms, or at all. KapStone's expected debt service obligation is estimated to be approximately $2.7 million in interest payments for 2008, which will be reduced each year in accordance with debt amortization payments, if made. In addition, debt service requirements will also include principal payments of $6.4 million and the mandatory prepayments of $13.2 million in 2008, principal payments of $6.3 million in 2009 and 2010 and $20.3 million of principal payments in 2011 in the fifth and final year of the facility. If KapStone cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

        A default under KapStone's indebtedness may have a material adverse effect on our business and our financial condition.

        In the event of a default under KapStone's credit facility, the lenders generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the credit facility are secured by a first priority lien on all of the assets of the Company and, in the event of a default under that facility the lenders generally would be entitled to seize the collateral. Moreover, upon the occurrence of an event of default under the credit facility, the commitment of the lenders to make any further loans would be terminated. Accordingly, a default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business and our results of operations and financial condition.

        Servicing debt could limit funds available for other purposes.

        We use cash from our operations to pay the principal and interest on our debt. These payments limit funds available for other purposes, including expansion of our operations through acquisitions, funding future capital expenditures and the payment of dividends.

        KapStone's credit facility contains restrictive covenants that limit its liquidity and corporate activities. KapStone's credit facility imposes operating and financial restrictions that limit KapStone's ability to:

  •
  incur additional indebtedness;

  •
  create additional liens on its assets;

  •
  make investments;

  •
  engage in mergers or acquisitions;

  •
  pay dividends; and

  •
  sell any assets outside the ordinary course of business.

        In addition, the credit facility also imposes other restrictions on KapStone. Therefore, we will need to seek permission from the lender in order to engage in certain corporate actions. The lender's interests may be different from ours, and no assurance can be given that we will be able to obtain the lender's permission when needed. This may prevent us from taking actions that are in our best interest.

        Future acquisitions of businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

        We intend to pursue other acquisition opportunities in an effort to diversify our investments and/or grow our business. Any business acquired by us may cause it to be affected by numerous risks inherent in the acquired business's operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will be able to properly ascertain or assess all of the significant risk factors.

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

        If we fail to maintain effective systems for disclosure controls and internal control over financial reporting, we may be unable to comply with the requirements of Section 404 of the Sarbanes Oxley Act of 2002 in a timely manner.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of its internal controls over financial reporting in accordance with an established internal control framework and to report on its conclusion as to the effectiveness of its internal controls. It also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2007 and subsequent years. It may cost us more than we expect to comply with these controls and procedure related requirements. If we discover areas of our internal controls that need improvement, we cannot be certain that any remedial measures taken will ensure that we implement and maintain adequate internal controls over financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

        Our operations are dependent upon certain operating agreements with IP.

        We are dependent upon IP for certain operational support services as well as certain supply and purchase arrangements. In this regard, we rely upon a transition services agreement for support, rely upon IP (or buyers of certain IP businesses) to supply pulpwood, residual woodchips, sawdust, valve and chucks and containers, and rely upon IP (or buyers of certain IP businesses) to purchase unbleached rollwrap base paper, crude tall oil, black liquor soap, crude sulfate turpentine and dunnage bags from us.

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

        We have agreed to supply to IP 100% of IP's requirements of dunnage bags. Also, we agreed to supply to IP, the buyer of IP's beverage packaging business and the buyer of IP's coated paper business, 100% of each of their requirements of unbleached rollwrap paper. Any reduction in market prices or in the volume of products to be purchased by such parties, whether due to decreased demand, adverse market conditions or otherwise, could have a potential adverse effect on our operating results and financial condition. In addition, if we are unable to supply to such parties their requirements of the foregoing products, such parties would have the right to obtain their requirements from other suppliers, which could have a material adverse effect on our operating results and financial condition.

        If we fail to extend or renegotiate the collective bargaining agreements with the United Steelworkers Union as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by the United Steelworkers Union. The Company is a party to collective bargaining contracts which represent approximately 80% of its employees at Roanoke Rapids and Ride Rite® Converting. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there are collective bargaining agreements in effect with respect to Roanoke Rapids through August 31, 2010, and with respect to Ride Rite® Converting through June 30, 2008. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with the union arise, or if the unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business and results of operations. The impact of future negotiations, including changes in wages and benefit levels that are collectively bargained for as part of the overall contracts with the unions, could have a material impact on our financial results.

        A few customers account for a significant portion of our revenues.

        During the year ended December 31, 2007, the top ten customers accounted for 62% of consolidated net sales. These customers were in the unbleached kraft operating segment. Our largest customer, Altivity Packaging Corporation, formerly Smurfit Stone, accounted for 17.1% of consolidated net sales in 2007. The second largest customer for 2007, Exopack LLP, accounted for 10.4% of consolidated net sales. Contracts with clients typically have a two-year term and pricing is market-indexed, based on volume and do not contain any penalty provisions. Three customers in the dunnage bag segment had sales exceeding 10% of segment net sales, but less than 10% of consolidated net sales. The loss of or reduced sales to these key customers could result in decreased revenues and earnings and adversely impact cash flows.

        In February 2008, KapStone was informed that Sunrise Arkansas, a large customer in our dunnage bag segment, had been purchased by ITW. ITW also owns Shippers Bag Inc., which manufactures dunnage bags and competes directly with Ride Rite® Converting. ITW management has indicated their intention to continue to purchase dunnage bags from KapStone.

        The Roanoke Rapids facility consists of a single paper mill from which all of its kraft paper and linerboard products are manufactured. If the equipment at the mill malfunctions, we may be unable to manufacture ours products.

        The Company relies on a single paper mill with two papermaking machines to produce its kraft paper and linerboard products. The mill operates 24 hours a day, seven days a week, and with this high rate of utilization, the ability to recover from unplanned outages is limited. Further, since the Roanoke Rapids facility relies solely on two papermaking machines, any breakdown in one or both machines could result in an interruption in production at the mill and we may be unable to fulfill our product delivery obligations to our customers. Our failure to produce and deliver our products could lead to cancellation of customer contracts, which could adversely affect our results of operations, financial condition and relationship with out customers.

        Although IP has agreed to indemnify us with respect to environmental liabilities that were assumed, we may incur significant remediation and other costs if such losses exceed the cap on indemnification or occur after the expiration of the indemnification period.

        The Roanoke Rapids facility operated as an industrial facility for many years prior to the enactment of environmental legislation that would have required certain pollution prevention concepts to be addressed at the facility. Due to its long history of industrial operations, the possibility of onsite and offsite environmental impact to the soil and groundwater may present a heightened risk of liability for contamination. The overall indemnification by IP for certain losses includes assumed environmental liabilities, subject to a $1.0 million threshold and a cap of $15.0 million. IP's indemnification for assumed environmental liabilities will survive for three years. However, with respect to environmental claims, the cap described above will be reduced by $1.8 million every six months during the three year survival period. Because we are unable to presently make a determination as to whether the environmental impact, if any, would be widespread or significant, the negotiated cap and survival period may not be sufficient to cover future losses. Further, if we are required to make significant expenditures for remediation and other costs that exceed the cap, the cost of such efforts may have a significant negative impact on our results of operations and financial condition.

        The impact of severe weather on roundwood availability could result in unfavorable wood pricing.

        Historically, our paper mill controlled company-owned stumpage consisting of all-weather loggable tracts. This provided a buffer from large market pricing swings during weather events which resulted in reduced roundwood availability. While the Company believes its current fiber procurement strategy contains provisions to minimize the impact of such events, in the absence of company-owned stumpage, we could be more susceptible to market pricing spikes, which could have a negative impact on our results of operations and financial condition.

        Our project to initiate implementation of a new information system could adversely affect our results of operations and cash flows.

        We are in the process of implementing a new enterprise resource planning information system. The objective is to standardize and streamline business processes and improve support for our growing business. Risks associated with the implementation include, but are not limited to:

  •
  a significant deployment of capital and a significant use of management and employee time;

  •
  the possibility that the software vendor may not be able to complete the project as planned;

  •
  the possibility that the timeline, costs or complexities related to the new system implementation will be greater than expected;

  •
  the possibility that the software, once implemented, does not work as planned;

  •
  the possibility that benefits from the new system may be lower or take longer to realize than expected;

  •
  the possibility that disruptions from the implementation may make it difficult for us to maintain relationships with our respective customers, employees or suppliers; and

  •
  limitations on the availability and adequacy of the proprietary software or consulting, training and project management services, as well as our ability to retain key personnel assigned to the project.

        We can provide no assurance that the implementation process will be successful or will occur as planned and without disruption to operations. Difficulties associated with the design and implementation of the new information system could adversely affect our business, our results of operations and our cash flows.

        Our executive officers and directors control a substantial percentage of our common stock and warrants and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2007, our executive officers and directors owned 7,360,100 shares of our common stock, or 29% of our total issued and outstanding common stock and held warrants to purchase an additional 4,806,500 shares of our common stock. Accordingly, our executive officers and directors may have considerable influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome.

        Some of our executive officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        Some of our executive officers and directors may in the future become affiliated with entities, including "blank check" companies, engaged in business activities similar to those conducted by us. Additionally, our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Risks associated with the paper, packaging, forest products and related industries.

        The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices of and the demand for a target company's products could result in smaller profit margins and lower sales volumes.

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

        Industry supply of commodity paper and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends. Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. Wood fiber pricing is subject to regional market influences, and the cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, the ability to obtain wood fiber from foreign countries may be impacted by legal and political conditions in those countries as well as transportation difficulties.

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

Risks Associated with KapStone's Common Stock and Warrants

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

        Any future issuance of equity securities, including upon exercise of outstanding warrants and stock options, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. As of February 29, 2008, we have outstanding warrants to purchase 39.7 million shares of our common stock. In addition, in connection with our initial public offering, we issued to the representative of the underwriter an option to purchase 1,000,000 units which, if exercised, would result in the issuance of an additional 1,000,000 shares of common stock and 2,000,000 warrants.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We maintain our corporate offices in Northbrook, Illinois. KapStone moved its headquarters in November 2007 by leasing office space near its previous corporate headquarters located in Northfield, Illinois. KapStone leases approximately 12,000 square feet of office space to serve as its headquarters for a term ending May 30, 2015.

Unbleached kraft—Roanoke Rapids facility

        The Roanoke Rapids facility is located on over 1,800 acres of land along the Roanoke River in Roanoke Rapids, North Carolina. The facility is an integrated pulp and paper mill, consisting of two papermaking machines, a single-line woodyard, a batch digester operation, three brown stock washer lines, one recovery boiler, one power boiler and a turbine generator. The facility is a 24-hour per day operation and typically operates 365 days per year, except for scheduled annual planned maintenance. The facility has approximately 670 acres dedicated to landfill. We believe that the facility is in good operating condition and is suited for the purposes for which it is presently being used and provides significant ability for potential plant and landfill expansion.

        We ship our products directly from Roanoke Rapids as well as from public warehouses.

Dunnage bags—Ride Rite® Converting

        Ride Rite® Converting is located in Fordyce, Arkansas, approximately 70 miles south of Little Rock. The facility consists of two buildings that house the main offices, production lines and warehousing space of 155,000 square feet. Ride Rite® Converting is located on over 20 acres of land that is leased from the town of Fordyce. The current lease term ends in 2017, with options to renew for up to nine years. The facility includes two converting production lines that operate 24 hours a day, five days a week to process unbleached kraft paper, lightweight linerboard, extensible paper and poly bags into Ride Rite® Converting inflatable dunnage bags. We believe that the facilities are in good operating condition and are suited for the purposes for which they are presently being used.

Item 3.    Legal Proceedings

        To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Disclosure of Certain Tax Penalties

        The Company has no tax penalties owing to the Internal Revenue Service.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock and warrants have been traded on the NASDAQ Global Market since May 29, 2007 under the symbols "KPPC" and "KPPCW", respectively. Previously, KapStone's common stock and warrants were traded on the Over-the-Counter Bulletin Board under the symbols "SCDE" and "SCDEW," respectively, since September 14, 2005. KapStone's units are traded on the Over-the-Counter Bulletin Board under the symbol "KPPCU.OB." The following table sets forth the high and low bid information for the Company's securities from the commencement of trading through December 31, 2007, as reported by the various exchanges where its securities are traded. The quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

		2006		2007
		Low	High	Low	High
Common Stock	1st	$5.32	$5.68	$6.10	$6.95
	2nd	$5.48	$5.70	$6.42	$7.79
	3rd	$5.45	$5.78	$6.16	$7.75
	4th	$5.62	$6.49	$6.68	$7.40
Warrants	1st	$0.37	$0.74	$1.50	$2.04
	2nd	$0.40	$0.67	$1.62	$2.90
	3rd	$0.44	$0.83	$1.66	$2.80
	4th	$0.82	$1.75	$1.80	$2.40
Units	1st	$6.10	$7.30	$9.19	$11.00
	2nd	$6.20	$6.95	$10.00	$13.55
	3rd	$6.35	$7.29	$9.85	$13.40
	4th	$7.10	$10.00	$10.60	$12.15

Number of Holders of Common Stock.

        The number of holders of record of our common stock on February 29, 2008 was eight. However, the total number of beneficial holders is unknown as the majority of our common stock is held in street name through CEDE & Co.

Dividends.

        There were no cash dividends or other cash distributions made by us during the fiscal years 2007 or 2006. The Company's credit facility prohibits the declaration or payment of cash dividends. The Company does not expect to pay dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and Rights (a)	Weighted- Average Exercise price of outstanding options, warrants and Rights (b)	Securities remaining available for the future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	631,050	$6.77	2,194,950
Equity compensation not approved by security holders	—	$—	—

Total	631,050	$6.77	2,194,950

(1)
The 2006 Incentive Plan was approved by stockholders on December 29, 2006.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock in August 31, 2005 with a $100 investment in each of our ROI Peer Group and the S&P 500 also made in August 31, 2005. The graph portrays total return, 2005-2007, assuming reinvestment of dividends.

        The companies included in the ROI Peer Group are the companies included in the S&P Paper and Packaging Index.

Item 6.    Selected Financial Data

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with our financial statements and notes thereto included in the section beginning on page F-1. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

			Inception (April 15, 2005) through December 31, 2005
				Predecessor KPB Years Ended December 31,
	Years Ended December 31,
In thousands, except per share amounts
	2007	2006		2006		2005		2004		2003

Statement of Income Data:
Net sales	$256,795	$—	$—		$246,161		$221,972		$188,293		$231,198
Operating income	$44,300	$(1,976)	$(221)		$33,951		$9,478		$(4,681)		$5,112
Net income	$26,963	$2,196	$818		$19,967		$4,933		$(3,756)		$2,413
Basic net income per share	$1.08	$0.09	$0.05	$	n/a	$	n/a	$	n/a	$	n/a
Diluted net income per share	$0.75	$0.07	$0.05	$	n/a	$	n/a	$	n/a	$	n/a
Balance Sheet Data:
Cash and cash equivalents	$56,635	$—	$2,158		$1		$1		$2		$6
Total assets	$225,450	$119,257	$114,306		$257,382		$269,328		$279,227		$272,789
Long-term liabilities	$37,668	$—	$—		$22,622		$24,064		$23,936		$23,811
Total stockholders' equity	$144,185	$116,045	$91,730		$219,685		$228,557		$239,648		$231,548

        For the years ended December 31, 2006 and 2005, net income allocable to holders of nonredeemable common stock was $1.5 million and $0.6 million, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We were a special purpose acquisition corporation formed on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

        On January 2, 2007, we consummated the purchase from IP of substantially all of the assets, and the assumption of certain liabilities, of KPB through our wholly owned subsidiary, KapStone Kraft. Financing of the acquisition came from funds raised from our initial public offering and a long-term senior secured credit facility.

        KapStone's operating results in 2007 benefited from the full year realization of unbleached kraft paper price increases implemented in 2006 and additional price increases during 2007. In addition, increased sales volumes in our linerboard business contributed to our improved earnings. Our dunnage bag business had lower volume to a key distributor who lost its position with two customers resulting in an 8% sales volume decline for the year.

        Our facility in Roanoke Rapids produced 408,000 tons of paper in 2007, up about 2,000 tons when compared to 2006. Production in 2007 reflected a change in mix as we produced a larger percentage of lighter-weight linerboard. We see this trend continuing. In the second quarter of 2007, we successfully completed our nine-day annual planned maintenance outage at a cost of $4.6 million. In addition, during 2007 we negotiated a new 39 month collective bargaining agreement for our United Steel Workers union employees in Roanoke Rapids, North Carolina. The new agreement runs through August 2010. Our collective bargaining agreement for our union employees in Fordyce, Arkansas ends in June 2008. We are currently working to extend this agreement.

        We had several unplanned outages at our production facility in Roanoke Rapids in 2007. In June, we had a two day unplanned outage resulting from an electrical fire that reduced production by approximately 2,200 tons negatively impacting our operating income by $1.0 million. In addition, we had several shorter unplanned outages during the fourth quarter of 2007 that reduced production and increased operating costs by approximately $1.9 million.

        During 2007, the Company generated strong cash flows finishing the year with cash and cash equivalents of $56.6 million. Working capital increased to $65.1 million at December 31, 2007. During the year, the Company repaid $7.5 million of long-term debt.

        Our transition plan from IP continues as we expect to implement our new ERP information system in the second quarter of 2008.

        Looking forward to 2008, we continue to see strong demand for our linerboard products as foreign demand has tightened U.S. supplies. In January, we announced a $40 per ton price increase for our unbleached kraft paper to be realized during the first half of 2008. In addition, all major producers of linerboard have announced their intentions to raise prices in March 2008.

Results of Operations for the Years Ended December 31, 2007, 2006 and 2005.

Results of Operations

        Presented below are results for the years ended December 31, 2007, 2006 and 2005, as reported in accordance with accounting principles generally accepted in the United States ("GAAP"). Results of operations for the year ended December 31, 2007, represent KapStone's results while results of operations for the years ended December 31, 2006 and 2005, represent KPB, our "Predecessor", see footnote 1 to our consolidated financial statements for further information.

        The results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business. The appraisal process for the determining the fair value of the acquired KPB assets, in accordance with SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets, included using a combination of valuation approaches based on the type of asset being appraised. The valuation approaches included the cost, income and market approaches. The appraisal was based on management's estimates and assumptions.

		Predecessor KPB

	Year Ended December 31,	Years Ended December 31,
In thousands
	2007	2006	2005
Net sales	$256,795	$246,161	$221,972
Cost of sales, excluding depreciation	162,429	160,444	161,197
Freight and distribution	23,581	22,274	19,996
Selling, general and administrative expenses	16,482	11,282	10,016
Depreciation and amortization expenses	11,327	18,210	21,285
Other operating income	1,324	—	—

Operating income	44,300	33,951	9,478
Interest income	2,096	—	—
Interest expense	4,295	1,411	1,439
Provision for income taxes	15,138	12,573	3,106

Net income	$26,963	$19,967	$4,933

        All comments and variances in the following commentary for the years ended December 31, 2006 and 2005 refer to the Predecessor, or KPB.

2007 compared to 2006

        Net sales for the year ended December 31, 2007 were $256.8 million compared to $246.2 million for the similar period in 2006, an increase of 4.3%. The increase was driven by higher prices of 3.4% and volume of 2.8% in the unbleached kraft segment, partially offset by a 8.3% decrease in dunnage bag sales due to lower volume. Refer to the individual segment discussions below for detailed sales information for each segment.

        Cost of sales for the year ended December 31, 2007, was $162.4 million compared to $160.4 million for the similar period of 2006, an increase of 1.2%. The increase in cost of sales for the year ended December 31, 2007, compared to the respective period in 2006 was due to a $1.5 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, higher unbleached kraft volume of $5.9 million, and inflation on utilities and other costs of $2.7 million, partially offset by lower dunnage bag volume of $1.8 million, cost reduction initiatives of $1.1 million, lower raw material costs of $3.2 million and lower facilities and other costs of $2.0 million.

        Freight and distribution expenses for the year ended December 31, 2007, totaled $23.6 million compared to $22.3 million for the year ended December 31, 2006. The increase of $1.3 million was driven by higher unbleached kraft sales volume and inflation on truck and rail shipment rates. In addition a greater percentage of 2007 shipments were by truck which has a higher cost per ton compared to rail.

        Selling, general and administrative expenses for the year ended December 31, 2007 totaled $16.5 million compared to $11.3 million for the 2006 period. The increase of $5.2 million is due to KapStone incurring its own corporate headquarters expenses. Expenses for the 2006 period reflect an allocation of corporate expenses from IP.

        Depreciation and amortization for year ended December 31, 2007, totaled $11.3 million compared to $18.2 million for the year ended December 31, 2006. The decrease of $6.9 million reflects the results of a third party appraisal of depreciable plant and machinery and equipment assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $100 million less than the basis being used for depreciation in the 2006 period.

        Other operating income for the year ended December 31, 2007 totaled $1.3 million. Other operating income includes commissions the Company receives from marketing bleached paper produced by IP and sold to KapStone customers.

        Interest income for the year ended December 31, 2007 was $2.1 million. Interest income represents earnings on the Company's short-term investments and cash equivalents. Interest income earned on cash and short-term investments for the year ended December 31, 2007 averaged 4.6%.

        Interest expense for the year ended December 31, 2007 was $4.3 million, compared to interest expense of $1.4 million for the similar period in 2006. Interest expense for the year ended December 31, 2007, reflects interest on the Company's long-term debt and amortization of debt issuance costs while interest expense in the 2006 period reflects interest on Industrial Development Bonds and Environmental Development Bonds. These bonds were not assumed by KapStone as part of the KPB acquisition.

        Provision for income taxes for the year ended December 31, 2007, reflects an effective tax rate of 36.0%. The effective tax rate for the 2006 period was 38.6%. The lower effective tax rate was due to a higher manufacturing deduction in 2007.

2006 compared 2005

        Net sales for the year ended December 31, 2006 were $246.2 million compared to $222.0 million for the similar period in 2005, an increase of 10.9%. The increase was driven by higher prices of 8.4% and volume of 3.4% in the unbleached kraft segment. Sales in the dunnage bag segment were up 1.1%. Refer to the individual segment discussions below for detailed sales information for each segment.

        Cost of sales for the year ended December 31, 2006, was $160.4 million compared to $161.2 million for the similar period of 2005, a decrease of 0.5%. The decrease in cost of sales for the year ended December 31, 2006, compared to the respective period in 2005 was due to cost reduction initiatives of $1.3 million, partially offset by inflation on utility costs of $2.0 million.

        Freight and distribution expenses for the year ended December 31, 2006, totaled $22.3 million compared to $20.0 million for the year ended December 31, 2005. The increase of $2.3 million was driven by higher unbleached kraft sales volume and inflation on truck and rail shipment rates.

        Selling, general and administrative expenses for the year ended December 31, 2006 totaled $11.3 million compared to $10.0 million for the 2005 period. The increase of $1.3 million is due to a higher allocation of corporate expenses from IP. There was no change in the allocation methodology.

        Depreciation and amortization for year ended December 31, 2006, totaled $18.2 million compared to $21.3 million for the year ended December 31, 2005. The decrease of $3.1 million reflects accelerating depreciation expense for a recovery boiler idled in April 2005.

        Interest expense for the years ended December 31, 2006 and 2005 was $1.4 million and reflects interest on Industrial Development Bonds and Environmental Development Bonds.

        Provision for income taxes for the year ended December 31, 2006 and 2005, reflects an effective tax rate of 38.6%.

Results of Operations

        The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

		Predecessor KPB

	Year Ended December 31,	Years Ended December 31,
Operating Segment ($000's):
	2007	2006	2005
Consolidated net sales:
Unbleached kraft	$227,921	214,175	$191,007
Dunnage bags	32,801	35,753	35,381
Elimination of intersegment sales	(3,927)	(3,767)	(4,416)

Total	$256,795	$246,161	$221,972

Operating income / (loss):
Unbleached kraft	$51,901	34,280	8,112
Dunnage bags	6,350	7,514	7,490
Corporate	(13,951)	(7,843)	(6,124)

Total	$44,300	$33,951	$9,478

        The following represents analysis and commentary for results of operations for the Company's two operating segments: Unbleached kraft and Dunnage bags.

KapStone Paper and Packaging Corporation 2007 results compared to Predecessor (KPB) 2006

Unbleached Kraft

	Years Ended December 31,
	2007	2006	Change	%
Net sales	$227,921	$214,175	$13,746	6.4%
Operating income	51,901	34,280	17,621	51.4%
Operating income % of Net sales	22.8%	16.0%	6.8%

Average revenue per ton	$547	$529	$18	3.4%
Tons of paper sold	416,501	405,143	11,358	2.8%

        For the year ended December 31, 2007, unbleached kraft segment net sales increased by $13.7 million, or 6.4%, to $227.9 million compared to $214.2 million for the year ended December 31, 2006. Average revenue per ton is up $18 due to the favorable impact of higher kraft paper prices in 2007 and the full realization of price increases implemented in 2006 net of mix changes, or approximately $7.6 million of the sales increase. Volume of paper sold increased by 11,358 tons, or $6.1 million, driven by a 38,543 ton increase in linerboard partially offset by a 27,185 tons reduction in kraft paper. Intersegment sales to the dunnage bag segment of $3.9 million increased by $0.1 million.

        Unbleached kraft segment operating income increased by $17.6 million, or 51.4%, to $51.9 million for the year ended December 31, 2007 compared to $34.3 million for the year ended December 31, 2006. Higher sales volume, mix changes and average revenue per ton contributed $8.0 million of the increased operating income. In addition, lower depreciation costs of $6.9 million due to revaluing plant, property and equipment to fair values, cost reduction initiatives and lower other costs of $5.1 million and lower raw material costs of $3.2 million also contributed to the improved results, partially offset by a $1.2 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, inflation on utilities and other costs of $3.4 million, a $1.0 million two day unplanned outage caused by an electrical fire in June 2007 and several unplanned outages in the fourth quarter of 2007 that negatively impacted operating income by $1.9 million. In addition, operating income for the years ended December 31, 2007 and 2006 includes $4.6 million of expenses relating to the Company's annual planned maintenance outage. Operating income as a percent of net sales improved to 22.8%.

Dunnage Bags

	Years ended December 31,
	2007	2006	Change	%
Net sales	$32,801	$35,753	$(2,952)	(8.3)%
Operating income	6,350	7,514	(1,164)	(15.5)%
Operating income % of Net sales	19.4%	21.0%	(1.6)%

Average revenue per bag	$3.78	$3.81	$(0.03)	(0.8)%
Bags sold (000's)	8,672	9,377	(705)	(7.5)%

        For the year ended December 31, 2007, net sales for the dunnage bag segment decreased by $3.0 million, or 8.3%, to $32.8 million compared to $35.8 million for the year ended December 31, 2006 mainly due to a 7.5% decrease in unit volume. Average revenue per bag of $3.78 decreased by $0.03 or 0.8%, for the year ended December 31, 2007 compared to the similar period last year. Bag sales have decreased due to reduced customer shipping activity particularly in the less-than-truckload market, lower demand in the home construction industry and a distributor losing position with two key accounts.

        Dunnage bag segment operating income decreased by $1.2 million, or 15.5%, to $6.4 million for the year ended December 31, 2007 compared to $7.5 million for the year ended December 31, 2006. Lower sales volume and prices contributed approximately $1.0 million of the shortfall, offset by cost reduction initiatives of $0.3 million. In addition, 42% of the shortfall was contributed by a non-cash purchase accounting charge of $0.3 million adjusting finished goods inventories to fair value and higher amortization expense of intangible assets of $0.2 million. Operating income as a percent of net sales declined to 19.4%.

Corporate

        Corporate expenses for the year ended December 31, 2007 totaled $14.0 million compared to $7.8 million for the year ended December 31, 2006. The increase of $6.2 million is due to the KPB acquisition which was consummated on January 2, 2007. Results for the 2006 period reflect an allocation of corporate expenses from IP while the expenses for the 2007 period reflect corporate expenses associated with an operating company. Included in 2007 corporate expenses is $2.4 million for transitional services provided by IP.

Predecessor (KPB) 2006 results compared to 2005

Unbleached Kraft

	Years Ended December 31,
	2006	2005	Change	%
Net sales	$214,175	$191,007	$23,168	12.1%
Operating income	34,280	8,112	26,168	322.6%
Operating income % of net sales	16.0%	4.2%	11.8%

Average revenue per ton	$529	$488	$41	8.4%
Tons of paper sold	405,143	391,768	13,375	3.4%

        For the year ended December 31, 2006, unbleached kraft segment net sales increased by $23.2 million, or 12.1%, to $214.2 million compared to $191.0 million for the year ended December 31, 2005. Average revenue per ton was up $41, or 8.4% due to realization of a $30 per ton price increase implemented in the fourth quarter of 2005 and a $25 per ton price increase implemented in the first quarter of 2006. Net sales per ton, although increasing by 8.4% was diluted by an increase in linerboard sales, a lower priced per-ton product. Sales volume increased by 13,375 tons, or 3.4% due to higher sales of linerboard. Intersegment sales to the dunnage bag segment of $3.8 million were $0.6 million lower than the 2005 period due to lower volume.

        Unbleached kraft segment operating income increased by $26.2 million, or 322.6%, to $34.3 million for the year ended December 31, 2006 compared to $8.1 million for the year ended December 31, 2005. Higher average revenue per ton net of mix changes contributed $15.7 million of the increased operating income. Higher sales volume also contributed $4.6 million of the increase in operating income. In addition, cost reduction initiatives of $1.7 million and lower depreciation costs of $3.1 million added to the improved performance, partially offset by inflation on utilities of $2.0 million, raw material costs of $0.1 million and labor costs of $1.3 million. Operating income for the years 2006 and 2005 includes $4.6 million and $3.4 million, respectively, of expenses relating to the Company's annual planned maintenance outage. Operating income as a percent of net sales improved to 16.0%.

Dunnage Bags

	Years ended December 31,
	2006	2005	Change	%
Net sales	$35,753	$35,381	$372	1.1%
Operating income	7,514	7,490	24	0.3%
Operating income % of net sales	21.0%	21.2%	(0.2)%

Average revenue per bag	$3.81	$3.87	$(0.06)	(1.6)%
Bags sold (000's)	9,377	9,135	242	2.6%

        For the year ended December 31, 2006, net sales for the dunnage bag segment increased by $0.4 million, or 1.1%, to $35.8 million compared to $35.4 million for the year ended December 31, 2005 mainly due to a 2.6% increase in unit volume reflecting higher sales of two-ply bags. Average revenue per bag of $3.81 decreased by $0.06 or 1.6%, for the year ended December 31, 2006 compared to 2005 reflecting a mix change to a higher percentage of 2 ply bag sales which has lower average revenue per bag than four, six and eight ply bags.

        Dunnage bag segment operating income was essentially unchanged at $7.5 million for the year ended December 31, 2006. Operating income as a percent of net sales declined slightly to 21.0%.

Corporate

        Corporate expenses for the year ended December 30, 2006 totaled $7.8 million compared to $6.1 million for the year ended December 31, 2005. The increase of $1.7 million was due to a higher allocation of IP corporate expenses.

KapStone Paper and Packaging Corporation compared to Stone Arcade Acquisition Corporation

2007 compared to 2006

Net income

        Operating income for the Company for the year ended December 31, 2007 was $44.3 million compared to an operating loss of $2.0 million for the similar period in 2006. The change in operating income is due to the KPB acquisition which was consummated on January 2, 2007. Results for the 2006 period reflect the Company as a development stage enterprise and as a result, the operating loss includes expenses incurred to identify and acquire a business. Operating income for the 2007 period reflects results associated with an operating company.

Interest expense and interest income

        Interest expense and interest income for the year ended December 31, 2007, was $4.3 and $2.1 million, respectively, compared to interest income of $5.3 million for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007, reflects interest on the Company's long-term debt while interest income reflects earnings on excess cash that was invested in a combination of a bank certificate of deposit (maturity of 120 days), commercial paper (seven day maturity) and overnight deposits. Interest income in 2006 reflects interest earned on restricted cash held in trust when the Company was a development stage enterprise. These investments consisted primarily of U.S. government securities.

2006 compared to 2005

Net income

        For the year ended December 31, 2006 and the 2005 period, our net income attributed to holders of nonredeemable common stock was $1.5 million ($2.2 million less $0.7 million of interest net of taxes attributable to common stock subject to possible redemption) as compared to $0.6 million ($0.8 million less $0.2 million of interest net of taxes attributable to common stock subject to possible redemption), respectively. Since KapStone did not have any operations, all income was derived from interest income, most of which was earned on funds held in a trust account.

Interest income

        Interest income for the year ended December 31, 2006, was $5.3 compared to interest income of $1.4 million for the year ended December 31, 2005. Interest income in 2006 reflects interest earned on restricted cash held in trust for all twelve months of the year. Interest income in 2005 reflects interest earned following the Company's initial public offering August 19, 2005.

Liquidity and Capital Resources

KPB Acquisition

        On January 2, 2007, we consummated the purchase of substantially all of the assets and the assumption of certain liabilities of KPB. The assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable, and inventory. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long term liabilities. The purchase price for the acquisition was $155 million in cash, less post-closing adjustments of $7.8 million, plus contingent earn-out payments of up to $60 million based on KPB's annual earnings before interest, income taxes, depreciation and amortization ("EBITDA") during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB's average annual EBITDA for the five year period immediately following the acquisition, less $165 million and subject to a maximum of $35 million. The second contingent payment is an "all or nothing" payment and is payable if KPB's average annual EBITDA for the same five year period equals or exceeds $49.2 million. Generally, both payments, if earned, will be due and paid at the end of the five year period.

        If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration and recorded as goodwill.

Credit Facility

        In connection with the acquisition, the Company obtained a senior secured credit facility from LaSalle Bank National Association. The credit facility provided us with the ability to borrow up to $95.0 million pursuant to a $35.0 million revolving loan and a $60.0 million term loan. At December 31, 2007, the only advance under the revolving line of credit was a letter of credit for $0.3 million. Advances are primarily based upon percentages of eligible accounts receivable and inventories. The facility has a maturity date of December 31, 2011.

        The term loan has remaining principal payments of (which have been revised due to mandatory repayments): (a) $1.9 million on March 31 and $1.5 million on June 30, September 30 and December 31 of 2008; (b) quarterly payments totaling $6.3 million in 2009 and 2010; (c) $1.7 million on March 31, June 30 and September 30 of 2011; and (d) $15.2 million on December 31, 2011. We are also required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain assets dispositions and issuances of securities or debt and 50% of excess cash flow from such fiscal years. At December 31, 2007, the prepayment is $13.2 million ($11.6 million for 2007 50% of excess cash flow and $1.6 million from exercises of common stock warrants) and is included in current portion of long-term debt in the accompanying Consolidated Balance Sheets.

        Borrowings under the revolving loan accrue interest, at our option, at either: LIBOR plus 1.00% to 1.75% depending on KapStone Kraft's total debt to EBITDA ratio; or the Base Rate (prime rate) plus 0% to .50% depending on KapStone Kraft's total debt to EBITDA ratio. Borrowings under the term loan accrue interest, at our option, at either: LIBOR plus 1.25% to 2.00% depending on KapStone's total debt to EBITDA ratio; or the Base Rate (prime rate) plus 0% to .50% depending on KapStone's total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

        The credit facility contains a number of significant covenants that, among other things, restrict KapStone's ability to dispose of assets, incur additional indebtedness, prepay other indebtedness, pay dividends, repurchase or redeem capital stock, enter into certain investments, make certain acquisitions, engage in mergers and consolidations, create liens, or engage in certain transactions with affiliates and otherwise restrict KapStone's corporate and business activities. In addition, under the credit facility, KapStone is required to comply with a minimum EBITDA, fixed charge coverage ratio and total debt to EBITDA ratio. The credit facility also restricts the aggregate amount of capital expenditures incurred by KapStone.

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

        The credit facility is secured by all of the KapStone's tangible and intangible assets and its subsidiary and a pledge of the capital stock of KapStone Kraft.

        KapStone was in compliance with all applicable covenants as of December 31, 2007.

Sources and Uses of Cash

2007

        Cash flow from all activities during the year ended December 31, 2007, increased by $56.6 million from December 31, 2006, reflecting the receipt of funds held in trust at December 31, 2006 not used for the KPB acquisition of $28.3 million, and cash generated from operations of $52.2 million, partially offset by capital expenditures of $11.9 million, repayment of long-term debt of $7.5 million, acquisition costs paid of $1.2 million and an investment banking fee paid of $1.2 million.

        Net cash inflow from operating activities was $52.2 million due to net income for the period of $27.0 million and changes in operating assets and liabilities of $12.8 million and non-cash charges of $12.4 million.

        Net cash outflow from investing activities was $47.4 million and included payment for the KPB acquisition of $149.6 million and capital expenditures of $11.9 million. Capital expenditures of $6.1 million were for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina. In addition, $5.4 million of capital expenditures at corporate included $3.9 million paid for developing a new ERP system. Capital expenditures for the dunnage bag segment totaled $0.4 million. These amounts were partially offset by receipt of funds held in trust for the KPB acquisition of $115.2 million.

        Net cash inflow generated from financing activities totaled $51.8 million during the year ended December 31, 2007 and included proceeds form the long-term loan of $60.0 million and $1.6 million from the exercise of common stock warrants. In addition, during the year, the Company made long-term debt principal payments of $7.5 million, paid its investment banker a $1.2 million fee relating to services performed for the Company's Initial Public Offering and paid a $0.9 million fee for its credit facility.

2006

        Cash flow from all activities during the year ended December 31, 2006, decreased by $2.2 million from December 31, 2005, reflecting net cash used in investing activities of $4.6 million partially offset by cash provided by operating activities of $2.4 million.

        Net cash inflow from operating activities was $2.4 million primarily due to net income for the period of $2.2 million.

        Net cash outflow from investing activities was $4.6 million reflecting purchases of U.S. government securities held in trust of $1,483.0 million, restricted cash held in trust of $115.2 million and KPB acquisition costs paid of $0.9 million, partially offset by maturities of U.S government securities held in trust of $1,594.7milion.

Off-Balance Sheet Arrangements.

        We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. KapStone believes its most critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 2 to the consolidated financial statements.

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate

        Freight charged to customers is recognized in net sales.

        Pension and Postretirement Benefits—KapStone provides pension and postretirement benefits to certain employees. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates.

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Stock Based Compensation Costs—The company accounts for stock compensation expense in accordance with SFAS No. 123(R), Accounting for Stock Based Compensation. The compensation expense for stock options is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for restricted stock is recorded on a straight-line basis over the awards' vesting periods.

Recent Accounting Pronouncements.

        See footnote 2 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations.

        The following table summarizes our contractual obligations as of December 31, 2007 ($000's):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Long-term debt obligations(1)	$52,500	$19,578	$6,288	$6,288	$20,346	$—	$—
Interest on long-term debt obligations(2)	7,307	2,714	1,932	1,534	1,127	—	—
Operating lease obligations(3)	2,584	506	446	396	343	254	639
Purchase obligations(4)	227	227	—	—	—	—	—
Minimum pension plan funding(5)	1,099	1,099	—	—	—	—	—

Total	$63,717	$24,124	$8,666	$8,218	$21,816	$254	$639

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2007 in Current portion of long-term debt and Long-term debt, as appropriate.

(2)
Assumes debt is carried to full term and excludes any mandatory prepayments for 2008. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank's LIBOR rate on December 31, 2007 (6.3%). These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2007.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2007.

(4)
Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2007.

(5)
The Company's pension liability was $2.6 million at December 31, 2007. This minimum pension plan funding represents the Company's 2008 expected contributions and was determined in accordance with IRS guidelines. This liability is reflected on our Consolidated Balance Sheet at December 31, 2007.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

        Under KapStone's Credit Facility, we have a $60 million term loan and a revolving line of credit of $35 million. At December 31, 2007, the balance of the term loan was $52.5 million. Advances under the revolving line of credit are primarily based upon percentages of eligible trade accounts receivable and inventories. At December 31, 2007, the only advance under the revolving line of credit was a letter of credit for $0.3 million. The facility has a maturity date of December 31, 2011.Borrowings under the term loan accrue interest, at our option, at either: LIBOR plus 1.25% to 2.00% depending on KapStone's total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on KapStone's total debt to EBITDA ratio. The Base Rate margin and LIBOR margin shall adjust quarterly upon receipt of quarterly financial statements.

        Changes in market rates may impact the bank's LIBOR rate. For instance, if the bank's LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $0.5 million based upon our expected future monthly loan balances per our existing repayment schedule.

        The principal market risk to which we are exposed is commodity and energy price risk. We are exposed to price fluctuations of certain commodities used in production as well as fluctuations in the price of our finished goods. Key raw materials and energy used in the production process include roundwood and woodchips, coal, electricity and caustic soda. We purchase these raw materials and energy at the market prices, and do not use forward contracts or other financial instruments to hedge its exposure to price risk related to these commodities. Prices for paper and related products are subject to market conditions. We have no long-term contracts to purchase raw materials or energy at fixed prices.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in the Company's Independent Auditor.

        On April 7, 2006, the Board of Directors of KapStone dismissed its principal independent accountant, Eisner LLP, which became effective on April 11, 2006 upon KapStone's engagement of Ernst & Young LLP (E&Y).

        The report of Eisner LLP on KapStone's financial statements for the period from April 15, 2005 (date of inception) through December 31, 2005 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the period from April 15, 2005 through December 31, 2005, there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Eisner LLP would have caused them to make reference thereto in their report on the financial statements for such period.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers to allow for timely decisions regarding financial disclosure.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Our management has excluded KPB from its assessment of internal control over financial reporting as of December 31, 2007 as it was acquired by us in a purchase business combination on January 2, 2007. KPB is a wholly-owned subsidiary whose total assets and total revenues represent 71% and 100%, respectively, of our consolidated financial statement amounts as of, and for the year ended December 31, 2007. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Changes in Internal Control over Financial Reporting.    No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Company

        The information called for by Item 401 of Regulation S-K relating to the Executive Officers is furnished in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

        Additional information required by this Item is contained in the Company's Proxy Statement and is incorporated herein by this reference.

        The Company adopted a Code of Ethics and Business Conduct (the "Code") which applies to all of its directors, executive officers (including the Company's Chief Executive Officer and senior financial officers) and employees in January 2007. The Code imposes significant responsibilities on the Chief Executive Officer and the senior financial officers of the Company. The Code is attached as Exhibit 14 hereto.

Item 11.    Executive Compensation

        The information required by this Item is contained in the Company's Proxy Statement and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is contained in the Company's Proxy Statement and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item is contained in the Company's Proxy Statement and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item is contained in the Company's Proxy Statement and is incorporated herein by this reference.

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

        An index to Consolidated Financial Statements appears on page F-1.

(a)(2) Financial Statement Schedules

        Financial Statement Schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

(b)
Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.	Descripton
2.1	Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(1)
2.2	Letter Amendment to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation, dated December 15, 2006.(2)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(2)
3.3	By-laws.(3)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Form of Unit Purchase Option to be granted to Representative.(2)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)
4.6	Amended and Restated Warrant Clarification Agreement.(4)
4.7	Amended and Restated Unit Purchase Clarification Agreement(5)
10.1	Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders.(3)
10.2	Form of Promissory Note issued to each of Roger Stone, Matthew Kaplan, John Chapman, Jonathan Furer and Muhit Rahman.(3)
10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)
10.4	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(3)

10.5	Form of Letter Agreement between Stone-Kaplan Investments LLC and Registrant regarding administrative support.(3)
10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(3)
10.7	Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc.(3)
10.8	2006 Equity Incentive Plan.(2)
10.9	Credit Agreement among KapStone Kraft, LaSalle Bank National Association, and various lenders thereto.(2)
10.10	Form of Agreement for the Provision of Transition Services between KapStone Kraft and IP.(2)
10.11	Lease Agreement between City of Fordyce, Arkansas and IP.(2)
14	Code of Ethics.(7)
16.1	Letter Regarding Change in Certifying Accountant.(6)
21	Subsidiary.(7)
23.1	Consent of Ernst & Young, LLP.
23.2	Consent of Deloitte & Touche LLP.
23.3	Consent of Eisner LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 23, 2006.

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2007.

(3)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 333-124601).

(4)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 filed on December 12, 2006.

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2006 filed on December 12, 2006.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on April 19, 2006.

(7)
Incorporated by reference to the Registrant's Annual Report filed on Form 10-K for the year ended December 31, 2006 on March 13, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 14, 2008	By:	/s/ ROGER STONE Roger Stone, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 2008	By:	/s/ ROGER STONE Roger Stone, Chairman of the Board and Chief Executive Officer
March 14, 2008	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Vice President and Chief Financial Officer
March 14, 2008	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Secretary and Director
March 14, 2008	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director
March 14, 2008	By:	/s/ JAMES DOUGHAN James Doughan, Director
March 14, 2008	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
March 14, 2008	By:	/s/ MUHIT U. RAHMAN Muhit U. Rahman, Director

March 14, 2008	By:	/s/ EARL SHAPIRO Earl Shapiro, Director
March 14, 2008	By:	/s/ S. JAY STEWART S. Jay Stewart, Director

KapStone Paper and Packaging Corporation

(INDEX TO FINANCIAL INFORMATION)

Financial Statements	Page

Management's Annual Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm for 2007 and 2006	F-5
Report of Independent Registered Public Accounting Firm for 2005	F-6
Report of Independent Registered Public Accounting Firm for Predecessor for 2006 and 2005	F-7
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-8
Consolidated Statements of Income for the years ended December 31, 2007, and 2006 and for the period from April 15, 2005, (date of inception) through December 31, 2005	F-9
Consolidated Statements of Changes in Stockholders' Equity for the period from April 15, 2005 (date of inception) through December 31, 2007	F-10
Consolidated Statements of Cash Flows for years ended December 31, 2007, and 2006 and the period from April 15, 2005 (date of inception) through December 31, 2005	F-11
Notes to Consolidated Financial Statements	F-12

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Our management has excluded KPB from its assessment of internal control over financial reporting as of December 31, 2007 as it was acquired by us in a purchase business combination on January 2, 2007. KPB is a wholly-owned subsidiary whose total assets and total net sales represent 71% and 100%, respectively, of our consolidated financial statement amounts as of, and for the year ended December 31, 2007. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Based on this assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective.

        Ernst & Young LLP, independent registered accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired Kraft Papers Business, which is included in the 2007 consolidated financial statements of KapStone Paper and Packaging Corporation and constituted $159.7 million and $141.8 million of total and net assets, respectively, as of December 31, 2007 and $256.8 million and $37.3 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of KapStone Paper and Packaging Corporation also did not include an evaluation of the internal control over financial reporting of the acquired Kraft Papers Business.

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP
Chicago, IL March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation's internal controls over financial reporting as of December 31, 2007, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Ernst & Young LLP
Chicago, IL March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying statements of income, changes in stockholders' equity and cash flows for the period from April 15, 2005 (date of inception) through December 31, 2005 of KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation) (a development stage company) (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, KapStone Paper and Packaging Corporation, the results of its operations and its cash flows for the period from April 15, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP Eisner LLP
New York, New York March 9, 2006
Except for the second paragraph under the heading 'Underwriter's Purchase Option' of Note 11, as which the date is January 4, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
International Paper Company:

        We have audited the accompanying combined balance sheet of the Kraft Papers Business—A Division (the "Division" or "Kraft Papers Business") of International Paper Company as of December 31, 2006, and the related combined statements of operations and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Division is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Division's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1, 10, 11, and 18 to the financial statements, the accompanying combined financial statements have been prepared from the separate records maintained by the Division and International Paper Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Kraft Papers Business had been operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate-office items applicable to International Paper Company as a whole.

        In our opinion, such combined financial statements present fairly, in all material respects, the financial position of the Kraft Papers Business as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

        As described in Note 1 to the financial statements, in March 2006, International Paper Company committed to a plan to sell the Kraft Papers Business and during 2006 recorded a pretax impairment charge of approximately $112 million to write down the Division's assets to their estimated net realizable value.

        As described in Note 1 to the financial statements, on January 2, 2007, International Paper Company completed the sale of the Division.

        As described in Note 3 to the financial statements, certain selling, general and administrative expenses related to administrative salaries of manufacturing personnel have been reclassified to cost of sales to conform to the KapStone Paper and Packaging Corporation presentation.

/s/ Deloitte & Touche LLP Deloitte & Touche LLP

Memphis, Tennessee
March 19, 2007 (March 14, 2008 as to the effects of the reclass discussed in Note 3)

KapStone Paper and Packaging Corporation
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,		Predecessor KPB December 31, 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$56,635	$—	$1
Restricted cash held in trust	—	115,239	—
Trade accounts receivable	30,208	—	25,824
Accounts receivable—International Paper Company, net	—	—	336
Inventories	16,358	—	24,087
Inventories consigned to third parties	3,488	—	—
Deferred income taxes	1,263	—	—
Prepaid expenses and other current assets	735	120	1,089

Total current assets	108,687	115,359	51,337

Plant, property and equipment, net	104,858	—	201,593
Deferred income taxes	—	689	—
Other assets	3,735	3,209	4,452
Intangible assets, net	5,875	—	—
Goodwill	2,295	—	—

Total assets	$225,450	$119,257	$257,382

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$19,578	$—	$—
Accounts payable	11,050	196	7,931
Accrued expenses	4,867	2,786	2,636
Accrued compensation costs	6,625	—	4,508
Accrued income taxes	1,477	—	—

Total current liabilities	43,597	2,982	15,075
Other liabilities:
Long-term debt	32,922	—	22,357
Pension and post-retirement benefits	3,420	—	—
Deferred income taxes	1,047	—	—
Other liabilities	279	—	265

Total other liabilities	37,668	—	22,622
Commitments and contingencies
Common stock, subject to redemption—40,000 shares at December 31, 2006	—	230	—
Stockholders' equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 25,280,197 shares issued and outstanding (40,000 treasury shares outstanding) at December 31, 2007 and 25,000,000 issued and outstanding at December 31, 2006 (including 40,000 shares subject to possible redemption at December 31, 2006)	3	3	—
Additional paid-in capital	115,002	113,904	—
Retained earnings	29,101	2,138	—
Accumulated other comprehensive income	79	—	—
Divisional control	—	—	219,685

Total stockholders' equity	144,185	116,045	219,685

Total liabilities and stockholders' equity	$225,450	$119,257	$257,382

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation
Consolidated Statements of Income
(In thousands, except share and per share amounts)

			Inception (April 15, 2005) through December 31, 2005
				Predecessor KPB Years Ended December 31,
	Years Ended December 31,
	2007	2006		2006	2005

Net sales (Including Predecessor related-party net sales of $16.0 million, and $3.8 million for the years ended December 31, 2006 and 2005, respectively)	$256,795	$—	$—	$246,161	$221,972
Cost of sales, excluding depreciation (Including Predecessor related-party purchases of $48.8 million, and $44.2 million for the years ended December 31, 2006 and 2005, respectively)	162,429	—	—	160,444	161,197
Freight and distribution	23,581	—	—	22,274	19,996
Selling, general and administrative expenses (Including Predecessor costs allocated to IP of $10.8 million, and $9.1 million for the years ended December 31, 2006 and 2005, respectively)	16,482	1,976	221	11,282	10,016
Depreciation and amortization	11,327	—	—	18,210	21,285
Other operating income	1,324	—	—	—	—

Operating income / (loss)	44,300	(1,976)	(221)	33,951	9,478
Interest income	2,096	5,291	1,460	—	—
Interest expense	4,295	—	—	1,411	1,439

Income before provision for income taxes	42,101	3,315	1,239	32,540	8,039
Provision for income taxes	15,138	1,119	421	12,573	3,106

Net income	$26,963	$2,196	$818	$19,967	$4,933

Interest income, net of taxes, attributable to common stock subject to possible redemption	—	(686)	(189)

Net income allocable to holders of nonredeemable common stock	$26,963	$1,510	$629

Weighted-average number of shares outstanding:
Basic	25,010,057	25,000,000	15,307,692
Diluted	36,134,488	29,601,770	16,547,715
Net income per share:
Basic	$1.08	$0.09	$0.05

Diluted	$0.75	$0.07	$0.05

Weighted-average shares outstanding exclusive of shares subject to possible redemption:
Basic	25,006,724	21,023,688	13,247,185
Diluted	36,064,206	25,625,458	14,487,208
Net income per share exclusive of shares and deferred interest subject to possible redemption:
Basic	$1.08	$0.07	$0.05

Diluted	$0.75	$0.06	$0.04

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation
Consolidated Statements of Changes in Stockholders' Equity
(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance—April 15, 2005 (date of inception)	—	$—	$—	$—	$—	$—
Initial capital from founding stockholders	5,000,000	1	24			25
Sale of 20,000,000 units and underwriter's option (including 3,998,000 shares of common stock subject to possible redemption), net of underwriter's discount and offering expenses	20,000,000	2	113,234			113,236
Reclassification as a result of 3,998,000 shares of common stock being subject to possible redemption			(22,159)			(22,159)
Accretion of trust fund relating to common stock subject to possible redemption				(190)		(190)
Net income				818		818

Balance—December 31, 2005	25,000,000	$3	$91,099	$628	$—	$91,730

Reclassification as a result of 3,958,000 shares of common stock no longer subject to possible redemption			22,805			22,805
Accretion of trust fund relating to common stock no longer subject to possible redemption				(686)		(686)
Net income				2,196		2,196

Balance—December 31, 2006	25,000,000	$3	$113,904	$2,138	$—	$116,045

Purchase of redeemed common stock	(40,000)
Exercises of warrants into common stock	320,197		1,601			1,601
Stock compensation cost			697			697
Underwriter fee			(1,200)			(1,200)
Comprehensive Income:
Net income				26,963		26,963
Actuarial gain on pension and postretirement plans (net of tax of $44)					79	79

Total Comprehensive Income						27,042

Balance—December 31, 2007	25,280,197	$3	$115,002	$29,101	$79	$144,185

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation
Consolidated Statements of Cash Flows
(In thousands)

			Inception (April 15, 2005) through December 31, 2005
				Predecessor KPB Years Ended December 31,
	Years Ended December 31,

	2007	2006		2006	2005
Operating activities
Net income	$26,963	$2,196	$818	$19,967	$4,933
Depreciation and amortization	11,327	—	—	18,210	21,285
Stock based compensation expense	697	—	—	—	—
Amortization of debt issuance costs	254	—	—	—	—
Loss on disposal of fixed assets	463	—	—	700	566
Deferred income taxes	(244)	(725)	36	—	—
Other, net	—	—	—	(2,076)	876
Changes in operating assets and liabilities	12,775	960	(258)	(596)	(2,676)

Net cash provided by operating activities	52,235	2,431	596	36,205	24,984

Investing activities
Acquisition costs paid	(1,191)	(149)	—	—	—
KPB acquisition	(149,603)	(900)	—	—	—
Capital expenditures	(11,861)	—	—	(7,419)	(8,116)
Purchase of short-term investments	(35,000)	—	—	—	—
Proceeds from of short-term investments	35,000	—	—	—	—
Restricted cash held in trust	115,239	(115,239)	—	53	(845)
Purchase of U.S. government securities held in trust	—	(1,482,963)	(556,765)	—	—
Maturities of U.S. government securities held in trust	—	1,594,662	445,066	—	—

Net cash used in investing activities	(47,416)	(4,589)	(111,699)	(7,366)	(8,961)

Financing activities
Proceeds from long-term debt	60,000	—	—	—	—
Debt issuance costs paid	(855)	—	—	—	—
Repayments of long-term debt	(7,500)	—	—	—	—
Redemption of shares	(230)	—	—	—	—
Investment banking fee paid	(1,200)	—	—	—	—
Proceeds from public offering, net of expenses	—	—	113,236	—	—
Proceeds from sale of common stock	—	—	25	—	—
Proceeds from notes payable to stockholders	—	—	200	—	—
Repayment of notes payable to stockholders	—	—	(200)	—	—
Proceeds from exercise of common stock warrants	1,601	—	—	—	—
Distributed to International Paper Company	—	—	—	(28,839)	(16,024)

Net cash provided (used in) by financing activities	51,816	—	113,261	(28,839)	(16,024)

Net increase (decrease) in cash and cash equivalents	56,635	(2,158)	2,158	—	(1)
Cash and cash equivalents-beginning of period	—	2,158	—	1	2

Cash and cash equivalents-end of period	$56,635	$—	$2,158	$1	$1

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1.    Formation, Basis of Presentation and Description of Business

Formation

        On April 15, 2005, KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation) or the "Company" was incorporated in Delaware. The Company was formed to serve as a vehicle for acquisition through a merger, capital stock exchange, asset acquisition, or other similar business combination of an operating business in the paper, packaging, forest products and related industries.

        In connection with the Company's initial public offering, on August 19, 2005, the Company sold 20,000,000 units ("Units") for a gross price of $6.00 per Unit. Each Unit consists of one share of the company's common stock, $0.0001 par value, and two warrants ("Warrants"); the proceeds of which were earmarked for a business acquisition.

Description of Business

        On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business ("KPB") from International Paper Company ("IP"). The accompanying consolidated financial statements include the results of KPB since the date of acquisition. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage enterprise. For periods prior to the acquisition, KPB is deemed to be the "Predecessor" to the Company. As a result, certain financial information of KPB is presented for comparative purposes including the financial position as of December 31, 2006, and for the years ended December 31, 2006 and 2005, the statements of income and statements of cash flows. The accompanying consolidated statements of income and cash flows present the results of operations and cash flows for i) the period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business.

Predecessor's Basis of Presentation

        The Predecessor's accompanying combined financial statements for the years ended December 31, 2006 and 2005 were prepared from separate records maintained by the Kraft Papers Business and IP and include all allocations of certain IP corporate costs and expenses. The liabilities associated with the IP corporate costs and expenses were not allocated to KPB in the accompanying combined financial statements. These costs and obligations are those of IP, not KPB. These liabilities primarily include workers' compensation and general liability insurance reserves, payroll taxes and pension and post retirement and post employment liabilities. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 57, Related Party Disclosures, related-party transactions cannot be presumed to be carried out on an arms-length basis as the requisite conditions of competitive, free-market dealing may not exist. These combined financial statements may not necessarily be indicative of the conditions that would have existed, or the results of operations that would have resulted, had KPB been operated as an unaffiliated company.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

1.    Formation, Basis of Presentation and Description of Business (Continued)

        On July 19, 2005, IP announced a plan to transform its business portfolio to concentrate on two key platform businesses: Uncoated Papers and Packaging. In connection with this plan, IP announced it would evaluate strategic options for other businesses, including the possible sale or spin-off of KPB. In March 2006, IP's management committed to a plan to sell KPB. As a result, the net assets of KPB met the criteria of held for sale for IP as described in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, IP performed the impairment test required by SFAS No. 144 using a held-for-sale classification for its investment in KPB. An aggregate impairment charge of approximately $112 million was recognized by IP in its 2006 operating results.

        At March 31, 2006, in conjunction with the actions of IP, discussed above, KPB considered whether an impairment of the carrying value of its assets should be recorded pursuant to SFAS No. 144. The financial statements of KPB reflect KPB as an entity and as an entity KPB's assets are held and used and not held for sale. KPB as an entity had no plans to sell any of its separate assets at March 31, 2006.

        KPB determined that, with respect to its assets on a held and used basis, an indicator of impairment existed pursuant to SFAS No. 144. KPB recognized that IP's intent to sell its investment in the assets indicated that the fair market price of an asset group of KPB may have significantly decreased as discussed in SFAS No. 144. KPB performed a recoverability test of carrying values of its asset groups on a held and used basis. Specifically, the carrying values of its long-lived asset group within KPB were compared to the future cash flows expected to result from the operations of such asset groups on an undiscounted basis as of December 31, 2005, March 31, 2006 and December 31, 2006. KPB's assets were grouped for this purpose with other assets and liabilities at the lowest level of independent identifiable cash flows, which was the Roanoke Rapids, North Carolina and Fordyce, Arkansas facilities. KPB estimated those cash flows expected to be derived from using the assets under a held and used basis to determine whether there was an impairment, without consideration of any sale of such asset groups. The results of those tests indicated that the undiscounted future cash flows of each asset group on a held and used basis exceeded the carrying amount of the respective long-lived assets in the accompanying financial statements.

        On January 2, 2007, IP completed the sale of its unbleached kraft papers business to KapStone Paper and Packaging Corporation for approximately $155 million in cash (subject to certain closing adjustments) and two contingent earn-out payments totaling up to $60 million, payable five years from the close of the transaction, based upon future business performance.

2.    Summary of Significant Accounting Policies

        The consolidated statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The significant accounting policies are summarized below:

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Use of Estimates—The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the amounts reported in the consolidated

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

financial statements and accompanying notes. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided all other revenue recognition criteria is met. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate. Prepaid rebates are recorded in prepaid expenses until earned.

        Freight charged to customers is recognized in net sales.

        Cost of Sales—Cost of sales is determined on a first-in first-out basis and includes the following: the cost of inventory sold during the period, maintenance and property taxes related to manufacturing facilities and excludes deprecation and amortization. Proceeds received from the sale of by-products generated from the paper manufacturing process are reflected as a reduction to cost of sales. By-product revenue is derived primarily from the sale of tall oil and turpentine to a third party and is netted in cost of sales. During 2007, 2006, and 2005, cost of sales was reduced by $5.9 million, $5.4 million, and $3.6 million for by-products.

        Annual Maintenance Cost—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Other maintenance costs are expensed as incurred.

        The Company completed its annual planned maintenance shutdown during the quarter ended June 30, 2007. Costs of $4.6 million related to the shutdown are included in cost of sales for the years ended December 31, 2007 and 2006 (Predecessor).

        Net Income per Common Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued for the exercise of outstanding in-the-money warrants and stock options and restricted stock awards and assuming the proceeds thereof were used to purchase common shares at the average market price during the period such awards were outstanding.

        Concentrations of Risk—Financial instruments that potentially expose the Company to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade accounts receivable from sales of product to third parties. Cash and cash equivalents are placed in high credit quality securities.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        A summary of net sales to major customers who exceeded 10% of consolidated net sales is as follows ($000's):

		Predecessor KPB Years ended December 31,

	Year ended December 31, 2007
		2006	2005
Net sales to largest customer	$43,963	$50,000	$53,500
Net sales to second largest customer	26,669	27,322	24,600
Net sales to third largest customer	—	23,100	22,700

        Sales to the above customers are reflected in the unbleached kraft operating segment.

        Receivables from these customers that potentially expose the Company to concentrations of credit risk totaled $5.1 million, $10.1 million (Predecessor) and $12.9 million (Predecessor) at December 31, 2007, 2006 (Predecessor) and 2005 (Predecessor), respectively.

        The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information. No allowance for doubtful accounts was deemed necessary at December 31, 2007. At December 31, 2006, Predecessor's allowance for doubtful accounts was $0.7 million. For the years ended December 31, 2006 and 2005, Predecessor's bad debt expense was approximately $0.2 million and $0.1 million, respectively.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost which approximates fair value. The Company has no restricted cash as of December 31, 2007, (see note 4).

        Restricted Cash—At December 31, 2006, Predecessor restricted cash held by trustees related to certain bonds payable is included in other assets in the amount of $1.4 million.

        Fair value of Financial Instruments—Due to the short maturities of receivables and payables, the carrying values of these financial instruments approximates their fair values. The fair value of Predecessor's debt is estimated based on current rates offered for debt of the same maturity. The fair value of Predecessor's debt was approximately $27.3 million at December 31, 2006.

        Inventories—Inventories are valued at the lower of cost or market; whereby, cost includes all direct and indirect materials, labor, and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

        Plant, Property, and Equipment, net—Plant and equipment is stated at cost less accumulated depreciation. Property, plant and equipment acquired in the KPB acquisition was recorded at fair value

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

on the date of acquisition (see Note 4). Depreciation is computed using the straight-line method over the assets' estimated useful lives. The range of estimated useful lives is as follows:

Years
Machinery and equipment	1-30
Buildings	20-40
Computer hardware and software	3-6
Furniture and office equipment	3-10
Leasehold improvements	Lesser of life of leasehold improvements or term of the lease

        The Company accounts for costs incurred for the development of software for internal use in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP-98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

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

        Deferred Acquisition Costs—The Company capitalizes direct external costs incurred relating to planned acquisitions which include legal fees, due diligence and other costs.

        Stock Based Compensation Costs—The Company accounts for stock awards in accordance with SFAS No. 123 (R), Share Based Payment. Accordingly, compensation expense for the fair value of stock options, as determined on the date of grant, is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for the fair value of restricted stock, as determined on the date of grant, is recorded on a straight-line basis over the awards' vesting periods. For the year ended December 31, 2007, $0.7 million in stock compensation expense has been recognized.

Recent Accounting Pronouncements.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), Business Combinations ("FAS 141(R)") and SFAS No. 160, Accounting and Reporting of Noncontrolling

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Interest in Consolidated Financial Statements, an amendment of ARB 51 ("FAS 160"). These Statements improves reporting by creating greater consistency in the accounting and financial reporting of business combinations and non-controlling interests, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. To achieve this goal, FAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; with limited exceptions, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. FAS 160 requires: non-controlling interest (previously referred to as minority interest) be presented as a component of equity separate from parent's equity; the amount of income attributable to parent and non-controlling interest be clearly identified on the face of the income statement; and changes in ownership of a controlling subsidiary; whereby, control is not lost, is treated as equity transactions. FAS 141(R) and FAS 160 are effective for fiscal years beginning after December 15, 2008, required to be adopted simultaneously and early adoption is not permitted. The Company is currently evaluating the potential impact of the adoption of FAS 141(R) and FAS 160 on the Company's consolidated financial statements. The guidance will be effective for any acquisitions closed by the Company beginning on or after January 1, 2009.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact the consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income. SFAS No. 158 also requires an employer to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006; the measurement

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2.    Summary of Significant Accounting Policies (Continued)

requirements are effective for fiscal years ending after December 15, 2008. The Company adopted the recognition and disclosure requirements of SFAS No. 158 as of January 1, 2007 and the adoption did not have a material significant effect on the Company's consolidated financial statements.

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The Company adopted the recognition and disclosure requirements of FIN No. 48 on January 1, 2007. There was no impact on the Company's financial statements upon adoption.

3.    Reclassifications

        Certain selling, general and administrative expenses related to administrative salaries of manufacturing personnel of prior period Predecessor balances have been reclassified to cost of sales to conform to the current period presentation. The reclassification had no effect on operating income or net income.

4.    KPB Acquisition

        On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivables, and inventories for a cash purchase price of $155.0 million less certain post-closing adjustments of $7.8 million plus two contingent earn-out payments of up to $60.0 million (in aggregate), based on KPB's annual earnings before interest, income taxes and depreciation and amortization, or EBITDA, during the five years immediately following the acquisition. Any contingent earn-out payments will be accounted for as additional purchase price consideration and be recorded as goodwill if such performance targets are achieved. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

        The KPB acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4.    KPB Acquisition (Continued)

        The Company used a portion of restricted cash held in trust at December 31, 2006 of $115.2 million, combined with the net long-term loan proceeds of $59.1 million ($60.0 million less $0.9 million of financing costs) to fund the acquisition.

        The final purchase price allocation includes cash of $155.0 million less post-closing adjustments of $7.8 million plus transaction costs of $3.3 million. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The allocation of the acquisition consideration is final ($000's):

Trade accounts receivable	$26,498
Inventories	25,613
Prepaid expenses and other current assets	1,089
Plant, property and equipment	104,820
Other assets	1,103
Goodwill	2,295
Intangible assets	6,058
Accounts payable	(7,931)
Accrued expenses	(5,843)
Pension and post-retirement benefits	(2,258)
Deferred income taxes, net	(676)
Other liabilities	(265)

Allocated acquisition consideration	$150,503

        The intangible assets represent the value of a long term lease with favorable terms compared to market rates, $3.1 million, the Ride Rite Converting trademark, $2.8 million and customer lists, $0.2 million. The favorable building lease asset is being amortized over 19 years, the remaining lease term. Customer lists are amortized over 8 years. For the year ended December 31, 2007, amortization expense totaled $0.2 million. Trademarks were appraised with an indefinite life and as a result are not being amortized, but are subject to an annual impairment review.

        The expected amortization expense for intangible assets is $0.2 million for each of the next five fiscal years ending December 31, and $2.1 million thereafter.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested annually for impairment, or more frequently, if circumstances indicate a possible impairment may exist. The impairment test was conducted in the fourth quarter of 2007. Goodwill is allocated amongst reporting units in proportion to the fair value of their net assets acquired at January 2, 2007. Goodwill allocated to the unbleached kraft and dunnage bag reporting units was $1.1 million and $1.2 million, respectively, at December 31, 2007.

        The appraisal process for determining the fair value of the acquired KPB assets, in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, included a valuation of the acquired assets with a consideration of the three traditional valuation approaches to fair value: cost, market and income. The appraisal was based on management's estimates and assumptions.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4.    KPB Acquisition (Continued)

        As part of the KPB acquisition, the Company assumed liabilities for retiree medical/life obligation for employees not eligible to retire at December 31, 2006, of $0.9 million. In addition, obligations for an increase in the hourly pension benefit level totaling $1.4 million were assumed by the Company. Pursuant to the purchase agreement with IP, in May 2007, the Company established a defined benefit pension plan for its union employees providing benefits beginning January 1, 2007. See Note 9.

        The following unaudited pro forma financial information combines certain accounts of KapStone and KPB for the year ended December 31, 2006, giving effect to the transaction as if it had occurred on January 1, 2006.

        The historical financial information has been adjusted to give effect to pro forma events that are directly attributable to the transaction, are factually supportable and have a recurring impact.

Unaudited
Net sales	$246,161
Operating income	$38,858
Net income	$21,490
Net income per share basic	$0.86
Net income per share diluted	$0.73

5.    Inventories

        Inventories consist of the following at December 31, 2007 and 2006, respectively ($000's):

	December 31,		Predecessor KPB
	2007	2006	December 31, 2006
Raw materials	$5,351	$—	$6,466
Work in process	655	—	321
Finished goods	6,363	—	13,352
Replacement parts and supplies	3,989	—	3,948

Inventories	$16,358	$—	$24,087

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

6.    Plant, Property and equipment

        Plant, property and equipment consist of the following at December 31, 2007 and 2006, respectively ($000's):

	December 31,		Predecessor KPB
	2007	2006	December 31, 2006
Land	$4,170	$—	$4,919
Buildings	3,769	—	22,756
Machinery and equipment	101,966	—	425,846
Leasehold improvements	269	—	—
Construction-in-progress	5,828	—	1,880

	116,002	—	455,401
Less accumulated depreciation	11,144	—	253,808

Plant, property and equipment, net	$104,858	$—	$201,593

        Depreciation expense for the years ended December 31, 2007 and 2006 was $11.1 million and $18.2 million (Predecessor), respectively.

        At December 31, 2007, included in construction in progress is $3.9 million of software development costs for the Company's new Enterprise Resource Planning system. The new ERP system had not been placed into service as of December 31, 2007.

        The Company leases a 155,000 square foot production facility in Fordyce, Arkansas, under a 19 year lease with annual rentals of $0.1 million through 2012 reducing to less than $0.1 million in 2013 through the end of the lease term.

7.    Accrued expenses

        Accrued expenses consist of the following at December 31, 2007 and 2006, respectively ($000):

	As of December 31,		Predecessor KPB
	2007	2006	December 31, 2006
Accrued acquisition costs	$520	$2,073	$—
Accrued audit and accounting	284	161	—
Accrued capital spending	700	—	—
Accrued taxes other than income tax	1,835	224	64
Other miscellaneous accruals	1,528	328	2,572

Total accrued expenses	$4,867	$2,786	$2,636

8.    Long-term Debt and Credit Facility

        On January 2, 2007 in connection with the KPB acquisition, the Company obtained a senior secured credit facility, which provided the Company the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving line of credit and a five year $60.0 million term loan, due

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

8.    Long-term Debt and Credit Facility (Continued)

December 31, 2011. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories. At December 31, 2007, the only advance under the revolving line of credit was a letter of credit for $0.3 million. The credit facility is secured by all of the Company's tangible and intangible assets and all of the tangible and intangible assets of the Company and its subsidiary and a pledge of the capital stock of the Company.

        Long-term debt as of December 31, 2007 is summarized as follows ($000's):

	As of December 31,		Predecessor KPB
	2007	2006	December 31, 2006
Term loan	$52,500	$—	$—
Less current portion of long-term debt	19,578	—	—
Halifax County 2001A 5.9%	—	—	6,583
Northampton County 2001A 6.20%	—	—	2,100
Halifax County 1999 6.45%	—	—	3,823
Northampton County 1999 6.45%	—	—	3,332
Halifax County 1998 5.45%	—	—	6,519

Total Long-term debt	$32,922	$—	$22,357

        Borrowings under the term loan accrue interest, at our option, at either: LIBOR plus 1.25% to 2.00% depending on the Company's total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on the Company's total debt to EBITDA ratio. At December 31, 2007, the LIBOR loan rate, which adjusts quarterly, was 6.3% for the balance of the term loan ($52.5 million).

        The Company is required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain asset dispositions, issuances of securities or debt, and 50% of the excess cash flow generated in fiscal years ending December 31, 2007 and 2008. At December 31, 2007, this prepayment requirement totaled $11.6 million. In addition, $1.6 million of funds received from the exercise of common stock warrants has been classified as current portion of long-term debt as it is required to be prepaid. These prepayments, presented as current portion of long-term debt on the accompanying Consolidated Balance Sheets, are due within 100 days after the fiscal year ended December 31, 2007 and are prorated against the original future quarterly loan payment schedule.

        The aggregate maturities of our term loan for each of the next five years are as follows: $19.6 million in 2008 (including $13.2 million of prepayments due), $6.3 million in 2009, $6.3 million in 2010, $20.3 million in 2011, and no payments thereafter.

Debt Covenants

        The term loan and revolving line of credit governing KapStone's senior secured credit facility contain, among other provisions, covenants with which KapStone must comply while they are in force. The covenants limit KapStone's ability to, among other things, incur indebtedness, create additional liens on its assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

8.    Long-term Debt and Credit Facility (Continued)

        KapStone's senior secured credit facility includes requirements to maintain minimum earnings before interest expense, income taxes, depreciation and amortization amount, a maximum leverage ratio and a minimum fixed charge coverage ratio. The secured credit facility also defines a permitted level of annual capital spending. The leverage ratio is calculated by dividing KapStone's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization. The coverage ratio is calculated by dividing KapStone's earnings before interest expense, taxes, depreciation and amortization less cash payments for income taxes and capital expenditures by its consolidated cash financing expense.

        The minimum earnings before interest expense, income taxes, depreciation and amortization amount at December 31, 2007 is $29.4 million. The maximum leverage ratio is 3.50 as of December 31, 2007. The minimum fixed charge coverage ratio is 1.10:1 as of December 31, 2007. The maximum permitted capital spending for the year ended December 31, 2007, is $15 million.

        As of December 31, 2007, KapStone was in compliance with all applicable covenants.

9.    Retirement Plans

Defined Benefit Plan

        As part of the KPB acquisition, the Company established the KapStone Paper and Packaging Corporation Defined Benefit Plan ("Plan") to provide benefits for approximately 560 union represented employees. This plan is part of the collective bargaining agreement between Kapstone and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, CLC. The assumed liability for the retroactive benefits provided for prior service was $1.4 million at January 2, 2007, and employees accrue benefits under the Plan as of January 1, 2007. The measurement date for the plan is December 31, 2007.

        Net pension cost recognized for the year ended December 31, 2007 for the Company's pension plan, as well as the amount of allocated pension costs from IP to the Predecessor for the years ending December 31, 2006 and 2005, is as follows ($000's):

		Predecessor KPB Years Ended December 31,

	Year Ended December 31, 2007
		2006	2005

Service cost for benefits earned during the year	$1,154	$—	$—
Interest cost on projected benefit obligations	84	—	—
Return on plan assets	(1)	—	—
Allocation of pension cost from IP	—	1,233	757

Net pension cost	$1,237	$1,233	$757

Weighted Average discount rate assumption used to measure net periodic cost	6.00%

        The Company annually evaluates and updates as necessary the assumptions used in the determination of net pension cost, including the discount rate and the expected return on plan assets. The discount rate and the long-term rate of return on plan assets as of December 31, 2007 were 6.0% and 7.5% respectively. The discount rate reflects long-term high quality bond rates.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9.    Retirement Plans (Continued)

        As of December 31, 2007 the plan is under funded by $2.6 million which has been recorded in the accompanying Consolidated Balance Sheets. The Company will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone expects to contribute $1.1 million to its pension plan in 2008.

        The following reconciles beginning and ending projected benefit obligation for the Company. No obligation was recognized for the years ended December 31, 2006 and 2005 as the Company's plan was initiated on January 2, 2007 ($000's).

December 31, 2007
Projected benefit obligation assumed at acquisition	$1,398
Service cost for benefits earned during the year	1,154
Interest cost on projected benefit obligations	84
Actuarial loss	3

Projected benefit obligation at end of year	$2,639

Weighted Average discount rate assumption used to measure projected benefit obligation	6.00%

        The accumulated benefit obligation at December 31, 2007, was $2.6 million.

        The following reconciles beginning and ending fair value of the Company's plan assets ($000's):

December 31, 2007
Fair value of plan assets at beginning of year	$—
Actual return on plan assets	(46)
Employer contributions	50

Fair value of plan assets at end of year	$4

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31 ($000's):

2008	$25
2009	44
2010	73
2011	100
2012	140
Years 2013 and thereafter	1,450

        For the years ended December 31, 2006 and 2005, IP allocated $0.8 million and $0.5 million, respectively, to KPB for salaried pension expense.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9.    Retirement Plans (Continued)

Other Post-retirement Benefits

        As part of the KPB acquisition, the Company assumed liabilities for retiree medical/life obligation for the prior service of hourly employees not eligible to retire at December 31, 2006, of $0.9 million. The measurement date for the plan is December 31, 2007.

        Included in accumulated other comprehensive income at December 31, 2007 is an unrecognized actuarial gain of $0.1 million, net of tax. The estimated actuarial gain that will be amortized into 2008 periodic post-retirement cost is less than $0.1 million.

        Net post-retirement cost recognized for the year ended December 31, 2007, for the Company's retiree medical and life insurance benefits as well as the amount of allocated retiree medical and life insurance benefit costs from IP to the Predecessor for the years ending December 31, 2006 and 2005, is as follows ($000's):

		Predecessor KPB Years Ended December 31,

	Year Ended December 31, 2007
		2006	2005

Service cost for benefits earned during the year	$27	$—	$—
Interest cost on projected benefit obligations	48	—	—
Expected return on plan assets	—	—	—
Allocation of post-retirement cost from IP	—	221	366

Net postretirement cost	$75	$221	$366

Weighted Average discount rate assumption used to measure net periodic cost	5.50%

        The Company annually evaluates and updates as necessary the assumptions used in the determination of post-retirement benefit cost, including the discount rate and health care trend rates. The discount rate as of December 31, 2007 was 5.50%. The discount rate reflects long-term high quality bond rates.

        As of December 31, 2007 the plan is under funded by $0.8 million which has been recorded in the accompanying Consolidated Balance Sheets. The plan is only funded in an amount equal to benefits paid. The Company does not fund these benefits prior to payment of claims.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9.    Retirement Plans (Continued)

        The following reconciles beginning and ending projected benefit obligations ($000's):

2007
Projected benefit obligation assumed at acquisition	$860
Service cost for benefits earned during the year	27
Interest cost on projected benefit obligations	48
Actuarial (gain)/loss	(174)
Benefits paid	—

Projected benefit obligation at end of year	$761

Weighted Average discount rate assumption used to measure projected benefit obligation	5.50%

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31 ($000's):

2008	$19
2009	98
2010	165
2011	174
2012	133
Years 2013-2017	337

        For the years ended December 31, 2006 and 2005, IP allocated $0.2 million each year to KPB for post-retirement costs for salaried employees.

Defined Contribution Plans

        In January 2007 the Company established a defined contribution plan covering all eligible employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For the year ended December 31, 2007, the Company recognized expense of $1.0 million for matching contributions.

        The Company's Retirement Savings Plan, which covers all eligible salaried employees, provides for contributions based on an employee's salary and age. The Company contributions vest 100% after three years. For the year ended December 31, 2007, the expense recognized by the Company for contributions to the Retirement Savings Plan was $0.6 million. Retirement Savings Plan contributions were made to employees' 401(k) accounts in January 2008.

10. Income taxes

        The Company's U.S. federal statutory tax rate is 35% for 2007 and 34% for 2006 and 2005. The Company's effective tax rate for the years ended December 31, 2007, 2006 and 2005 was 36.0%, 33.8% and 34.0%, respectively. All income is earned in the United States.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Income taxes (Continued)

        The Company's provision for income taxes for the years ended December 31, 2007, 2006 and 2005 consists of the following ($000's):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$13,298	$1,818	$385
State	2,084	6	—

Total current	15,382	1,824	385

Deferred:
Federal	$(152)	$(705)	$36
State	(92)	—	—

Total deferred	(244)	(705)	36

Total provision for income taxes	$15,138	$1,119	$421

        The Company's income tax provision differs from the amount computed using the statutory federal income tax rate as follows:

	Years Ended December 31,
	2007	2006	2005
Statutory tax rate	35.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	3.2	—	—
Manufacturing deduction & other permanent differences	(2.0)	—	—
Other	(0.2)	(0.2)	—

	36.0%	33.8%	34.0%

        The effective tax rate for the year ended December 31, 2007, includes a 2.0% benefit provided to U.S. manufacturers under the American Jobs Creation Act of 2004.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 for the Company are as follows ($000's):

	Years Ended December 31,
	2007	2006
Deferred tax assets and liabilities resulting from:
Reserve accounts	$116	$—
Inventories	394	—
Accrued compensation costs	789	—
Start up costs	621	689
Pension and post retirement benefits	928	—
Stock based compensation	268	—

Total deferred tax assets	3,116	689
Prepaid expenses	(36)	—
Tax depreciation in excess of book depreciation	(1,312)	—
Intangible assets and other	(1,552)	—

Total deferred tax liabilities	(2,900)	—

Net deferred tax assets	$216	$689

        At December 31, 2007 and 2006 the Company had the following deferred tax balances on the Consolidated Balance Sheets ($000's):

	Years Ended December 31,
	2007	2006
Current deferred tax assets, net	$1,263	$—
Non current deferred tax assets	—	689
Non current deferred tax liabilities, net	(1,047)	—

Total deferred tax assets, net	$216	$689

        The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        In July 2006, the Financial Accounting Standards Board issued Financial Interpretation Number ("FIN") 48, which clarifies the application of SFAS No. 109. FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN 48 provides guidance regarding measurement, de-recognition, classification, and disclosure of tax positions. The Company adopted FIN 48 effective January 1, 2007. The Company to date has no unrecognized tax benefit. The Company classifies interest and penalties as a component of the provision for income taxes. We do not have any significant uncertain income tax positions included in the accompanying consolidated financial statements at December 31, 2007.

        In the normal course of business, we are subject to examination by taxing authorities. The Company's open tax years are 2005 and 2006.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Income taxes (Continued)

        The results of operations of the Predecessor were included in the income tax returns of IP. In the accompanying consolidated financial statements, the Predecessor reflected U.S. federal and state income tax expense on its pretax income based on an allocated rate of 38.64%. The Predecessor settled the current amount due to/from IP through the divisional control account.

11. Stockholder's equity and Predecessor Divisional Control

Common Stock Warrants

        In connection with the Company's initial public offering, on August 19, 2005, the Company sold 20,000,000 units ("Units") for a gross price of $6.00 per Unit. Each Unit consists of one share of the company's common stock, $0.0001 par value, and two warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on August 15, 2009. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given.

Common Stock Reserved for Issuance

        At December 31, 2007, approximately 39.7 million shares of common stock were reserved for issuance upon exercise of warrants, 3.0 million shares for stock awards and 3.0 million shares for the underwriter's option.

Underwriter's Fee

        In connection with the Company's initial public offering on August 19, 2005, the Company agreed to pay the underwriter $1.2 million relating to the Company's initial public offering payable upon a successful business combination. Upon the closing of KPB in January 2007, the fee was paid and charged against additional paid in capital.

Underwriter's Purchase Option

        In connection with the Company's initial public offering, the Company paid the underwriters an underwriting discount of five percent of the gross proceeds of the Offering. The Company also issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the public offering, except that the exercise price of the warrants included in the underwriters' purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a Business Combination or one year from the date of the public offering, expires five years from the date of the public offering, and may be exercised on a cashless basis. However, the option may be transferred to any underwriter or selected dealer participating in the public offering and their bona fide officers or partners.

        The underwriters' purchase option and the Warrants (including the warrants underlying the underwriters' option) will be exercisable only if at the time of exercise a current registration statement covering the underlying securities is effective or, in the opinion of counsel, not required, and if the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Stockholder's equity and Predecessor Divisional Control (Continued)

securities are qualified for sale or exempt from qualification under the applicable state securities laws of the exercising holder. The Company is obligated to use its best efforts to maintain an effective registration statement during the term of the option and the Warrants; however, it may be unable to do so. Holders of the option and the Warrants are not entitled to receive a net cash settlement or other settlement in lieu of physical settlement if the common stock underlying the Warrants, or securities underlying the option, as applicable, are not covered by an effective registration statement. Accordingly, the Warrants, which do not have a cashless exercise provision, may expire unexercised and worthless if a current registration statement covering the common stock is not effective.

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

        The Company accounted for this purchase option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. Accordingly there was no impact in the Company's financial position or results of operations except for the recording of the $100 proceeds from the sale.

Redemption Status of Common Stock

        The registration statement for the Company's initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, the Company would submit such transaction for stockholder approval. Based on the votes submitted on December 29, 2006, 40,000 shares voted against the proposed KPB business combination and sought to be redeemed for cash. As a result, $0.2 million of the net proceeds from the initial offering plus interest was classified as common stock subject to redemption at December 31, 2006. The stock redemption occurred in February 2007 and the redeemed shares were held in treasury at December 31, 2007.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11.    Stockholder's equity and Predecessor Divisional Control (Continued)

Predecessor Division Control

        KPB operated in 2005 and 2006 as a division of IP. Accordingly, certain operating, financing, and investing activities of KPB were funded through interdivisional transactions with IP and its other operating divisions and subsidiaries. The accompanying combined balance sheets reflect these amounts on the divisional control account.

        Intercompany sales and purchases with wholly owned entities of IP may result in payables or receivables that have not been settled through the divisional control account at December 31, 2006 and 2005. Such amounts are reported separately from the divisional control account. Trade and non-trade transactions that involve U.S. locations were allowed to accumulate in the intercompany accounts. Trade transactions involving non-U.S. locations were settled with cash according to the terms of the sale. Non-trade transactions involving non-U.S. locations were settled with cash by the end of each calendar quarter.

        There has been no direct interest income or interest expense (other than capitalized interest) allocated to KPB by IP with respect to the divisional control account or other net receivables or payables due to/from IP.

        The changes in the divisional control account for the years ended December 31, 2006 and 2005 are as follows (in thousands of U.S. dollars):

	2006	2005
Balance—January 1	$228,557	$239,648
Net income	19,967	4,933
Funding (distributed to)/provided by IP	(28,839)	(16,024)

Balance—December 31	$219,685	$228,557

12.    Stock-Based Compensation

        On December 29, 2006, stockholders approved the 2006 Incentive Plan ("Plan"). A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called "Awards"), may be granted under the Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Plan. The number of shares available under the Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the Plan are exercisable for a period fixed by the Administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        During 2007, the Company's Compensation Committee approved the stock awards of 174,000 shares of restricted stock and 631,050 stock options to directors, executive officers and employees of

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12.    Stock-Based Compensation (Continued)

the Company. The Company accounts for these awards in accordance with SFAS No. 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. As a result, the Company recognized $0.7 million compensation cost for the year ended December 31, 2007.

        At December 31, 2007, common stock reserved for future stock awards totaled 3.0 million shares.

        SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. The Company did not recognize any excess tax benefits for the year ended December 31, 2007.

Stock options

        The stock options vest as follows: 50% after two years and the remaining 50% after three years. The stock options have a contractual term of seven years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        A summary of information related to stock options is as follows:

KapStone Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in Thousands)
Outstanding at January 1, 2007	—	$—	—	—
Granted	631,050	6.77	6.3	147
Exercised	—	—	—	—
Lapsed (forfeited or cancelled)	—	—	—	—

Outstanding at December 31, 2007	631,050	$6.77	6.3	$147

Exercisable at December 31, 2007	—	$—

        Total stock-based compensation recorded in the Consolidated Statements of Income related to the stock option grants was $0.4 million for the year ended December 31, 2007.

        As of December 31, 2007, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.3 years. No stock options were vested as of December 31, 2007.

        The weighted average fair value for the KapStone stock options granted in 2007 was $2.30 per option. The fair value was estimated using the Black-Scholes option-pricing model based on the average market price at the grant date and the weighted average assumptions specific to the underlying options. Expected volatility assumptions are based on volatility of related peer companies. The expected term is based on management's estimate of employees' expected exercise behavior. The risk-free

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12.    Stock-Based Compensation (Continued)

interest rate was selected based upon yields of U.S. Treasury issues with a term equal to the expected life of the stock option being valued. The assumptions utilized for stock options during the period are as follows:

Year Ended December 31, 2007
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	28.6%
Expected term (years)	5.0
Risk-free interest rate	4.6%
Expected dividend yield	0.0%
Expected forfeitures	2.0%

Restricted Stock

        In April 2007, the Company's Compensation Committee granted 174,000 restricted shares of common stock to executive officers and employees as compensation for service. These common stock shares are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        The following table summarizes restricted stock amounts and activity:

	Shares	Weighted Average Grant Price
Outstanding at January 1, 2007	—	$—
Granted	174,000	6.76
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2007	174,000	$6.76

        Total stock-based compensation recorded in the Consolidated Statements of Income related to the restricted stock awards was $0.3 million for the year ended December 31, 2007. As of December 31, 2007, there was $0.8 million of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period.

13.    Commitments and Contingencies

Legal claims

        From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, they are not expected to

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13.    Commitments and Contingencies (Continued)

have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.

Operating Leases

        The following represents the Company's future minimum rental payments due under non cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years ($000's):

Years Ending December 31,
2008	506
2009	446
2010	396
2011	343
2012	254
Thereafter	639

Total	$2,584

        The Company's rental expense under operating leases amounted to $1.1 million for the year ended December 31, 2007 and $0.9 million for each of the years ended December 31, 2006 and 2005, respectively.

14.    Net income per share

        The Company's basic and diluted net income per share is calculated as follows ($000's except for share and per share data):

	Years Ended December 31,
	2007	2006	2005
Net income as reported	$26,963	$2,196	$818
Weighted-average number of common shares for basic net income per share	25,010,057	25,000,000	15,307,692
Incremental effect of dilutive common stock equivalents:
Common stock warrants	10,994,018	4,601,770	1,240,023
Underwriter's option	111,536	—	—
Unvested restricted stock awards	18,877	—	—

Weighted-average number of shares for diluted	36,134,488	29,601,770	16,547,715

Net income per share—basic	$1.08	$0.09	$0.05
Net income per share—diluted	$0.75	$0.07	$0.05

        Stock option grants of 631,050 were outstanding at December 31, 2007, but were not included in the computation of diluted net income per share because the effect of including the stock option grants would be anti-dilutive.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15.    Segment Information

        The Company operates in one geographic segment, the United States. The Company operates in two operating segments: unbleached kraft and dunnage bags. The unbleached kraft segment produces a variety of unbleached kraft paper and linerboard products. These products are sold to customers who convert the paper into end-market finished products. The dunnage bags segment converts unbleached Kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport. The products are sold to distributors and on a direct basis for use by manufacturers, less-than-trailer-load carriers and retail regional distribution centers. Corporate expenses that benefit the entire organization are not charged to the operating segments. Corporate assets represent mainly cash and cash equivalents, capitalized software for a new ERP system and deferred acquisition costs.

		Predecessor KPB

	Year Ended December 31,	Years Ended December 31,

Operating Segment ($000's):	2007	2006	2005
Net sales:
Unbleached kraft	$227,921	214,175	$191,007
Dunnage bags	32,801	35,753	35,381
Elimination of intersegment sales	(3,927)	(3,767)	(4,416)

Total	$256,795	$246,161	$221,972

Net sales to external customers:
Unbleached kraft	$223,994	$210,408	$186,591
Dunnage bags	32,801	35,753	35,381

Total	$256,795	$246,161	$221,972

Operating income/(loss):
Unbleached kraft	$51,901	34,280	8,112
Dunnage bags	6,350	7,514	7,490
Corporate	(13,951)	(7,843)	(6,124)

Total	$44,300	$33,951	$9,478

Depreciation and amortization:
Unbleached kraft	$10,966	$17,895	$20,984
Dunnage bags	349	315	301
Corporate	12	—	—

Total	$11,327	$18,210	$21,285

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15.    Segment Information (Continued)

		Predecessor KPB
	Year Ended December 31,	Years Ended December 31,
Operating Segment ($000's):
	2007	2006	2005
Capital spending:
Unbleached kraft	$6,095	$7,336	$7,045
Dunnage bags	359	—	653
Corporate	5,407	—	—

Total	$11,861	$7,336	$7,698

		Predecessor KPB
Operating Segment ($000's):	December 31, 2007	December 31, 2006
Total assets (at December 31, 2007 and 2006):
Unbleached kraft	$144,798	$245,412
Dunnage bags	17,079	11,970
Corporate	63,573	—

Total	$225,450	$257,382

16.    Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for fiscal 2007 and 2006. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in thousands, except earnings per share information.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16.    Quarterly Financial Information (Unaudited) (Continued)

Fiscal 2007

	Quarters Ended,
	March 31, 2007	June 30, 2007 (1)	September 30, 2007	December 31, 2007
Net sales	$65,427	$60,242	$66,188	$64,938
Gross profit	$15,132	$10,289	$16,984	$17,053
Operating income	$11,865	$6,121	$12,854	$13,460
Net income	$7,078	$3,449	$7,802	$8,634
Net income per share:
Basic	$0.28	$0.14	$0.31	$0.34
Diluted	$0.21	$0.09	$0.21	$0.23

(1)
Operating income in the quarter ended June 30, 2007, includes annual planned maintenance outage costs of $4.6 million.

Fiscal 2006

	Quarters Ended,
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$—	$—	$—	$—
Gross profit	—	—	—	—
Operating income/(loss)	$(155)	$(364)	$(373)	$(1,084)
Net income	$691	$640	$672	$193
Net income per share:
Basic	$0.03	$0.03	$0.03	$0.01
Diluted	$0.02	$0.02	$0.02	$0.01

Predecessor KPB
Fiscal 2006

	Quarters Ended,
	March 31, 2006		June 30, 2006		September 30, 2006		December 31, 2006
Net sales		$64,012		$61,010		$64,318		$56,997
Gross profit		10,985		9,194		12,873		12,357
Operating income/(loss)		$7,891		$6,003		$10,234		$9,999
Net income		$4,637		$3,467		$6,064		$5,919
Net income per share:
Basic	$	N/A	$	N/A	$	N/A	$	N/A
Diluted	$	N/A	$	N/A	$	N/A	$	N/A

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16.    Quarterly Financial Information (Unaudited) (Continued)

        The Predecessor results for the quarter ended March 31, 2006 have been restated within the results for the six-month period ended June 30, 2006 from those previously reported within the Company's Form 10-Q for the three month period ending March 31, 2007. The restatement corrects errors related to cash discounts and the book to fair value adjustments for Industrial Development Bonds, related to the acquisition of one of KPB's facilities, was incorrectly recorded as a premium rather than a discount. The impact of this correction was a decrease to net sales and net income of $0.2 million and $0.1 million, respectively.

        Predecessor results have been restated in accordance with FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities, to account for major maintenance activities under the direct expense method. Accordingly, cost of sales has been increased by $1.1 million for the three months ended March 31, September 30 and December 31, 2006 and decreased by $3.3 million for the three months ended June 30, 2006. In addition, net income has been decreased by $0.7 million for the three months ended March 31, September 30 and December 31, 2006 and increased by $2.1 million for the three months ended June 30, 2006. For the year ended December 31, 2006, there was no effect on cost of sales, operating income and net income.

17.    Cash flows

        Changes in operating assets and liabilities are as follows ($000's):

				Predecessor KPB
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2006	2005
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,710)	—	—	1,315	(5,697)
Interest receivable on investments	—	266	(266)	—	—
Inventories	5,767	—	—	(930)	2,213
Prepaid expenses and other current assets	474	9	(128)	567	(1,817)
Accounts payable	2,923	196	—	(608)	2,037
Accrued expenses	6,039	489	136	(940)	588
Accrued pension and postretirement benefits	1,282	—	—	—	—

Total change in operating assets and liabilities	12,775	960	(258)	(596)	(2,676)

Cash paid during the period:
Income taxes	13,812	1,990	325	—	—
Interest	3,976	—	—	—	—
Supplemental disclosures of non-cash activities:
Reclassification of common stock subject to redemption	—	(22,805)	22,160	—	—
Accretion of trust fund relating to common stock subject to possible redemption	—	686	189	—	—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

18.    KPB Transactions With IP and Affiliates

        Beginning January 1, 2006, KPB entered into an agreement with IP to market certain bleached product produced by IP and sold to KPB customers in exchange for a commission of 2.5% of gross sales. Commissions earned during 2006 totaled $0.9 million and is included as a reduction to cost of sales. Prior to this date, KPB had provided these services without a formal agreement and allocated a portion of the costs of its sales function to IP for these services. The allocation totaled $2.3 million for the year ended December 31, 2005.

        Certain services were provided to KPB by IP, including corporate management, legal, accounting and tax, treasury, payroll, and benefits administration, public warehouse space, risk management, information technology, and centralized transaction processing. Expenses for such corporate services were allocated to KPB totaled $10.6 million and $9.1 million for the years ended December 31, 2006 and 2005, respectively. These expenses, other than allocated warehouse rent which was included in cost of sales, were included in selling, general and administrative expenses in the accompanying combined statements of income. These costs were allocated based on various allocation methods, which management believed to be reasonable. These methods included direct consumption, percent of capital employed, and number of employees. The allocation method was consistent from year to year; however, as factors change, the allocation amounts increased or decreased.

        Substantially, all domestic employees hired prior to July 2004, and retirees of KPB, participated in IP's pension plans and were eligible to receive retirement benefits. IP allocated service cost to KPB based upon a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. During the years ended December 31, 2006 and 2005, IP allocated periodic pension costs to KPB of approximately $2.0 million and $1.3 million, respectively.

        IP provided certain retiree healthcare and life insurance benefits to a majority of KPB salaried employees and certain of its hourly employees. IP allocated postretirement benefit costs to KPB based on a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. During the years ended December 31, 2006 and 2005, IP allocated postretirement benefit costs to KPB of $0.4 million and $0.6 million, respectively.

        KPB had net sales to IP of approximately $16.0 million and $3.8 million for the years ended December 31, 2006 and 2005, respectively. KPB had purchases principally for pulpwood from IP of approximately $48.8 million and $44.2 million for the years ended December 31, 2006 and 2005, respectively.

19.    Other Predecessor Information

Revenue Recognition—Cash Discounts and Incentives

        Accrued discounts are netted against trade accounts receivable—net. Revenue is presented net of cash discounts of $7.4 million and $11.3 million and cash incentive payments of $1.6 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19.    Other Predecessor Information (Continued)

Inventories

        Slow-moving replacement parts and other supplies of $2.8 million are included in other assets in the accompanying consolidated balance sheets net of obsolete replacement part reserves of $1.0 million at December 31, 2006.

Capitalized Software

        KPB capitalized software and amortized over its anticipated useful life of approximately three years. Software amortization was less than $0.1 million for the years ended December 31, 2006 and 2005. The unamortized portion of software, included in plant, property and equipment in the accompanying consolidated financial statements at December 31, 2006 is less than $0.1 million.

Plant, Property and Equipment

        KPB plant, property and equipment at December 31, 2006 and 2005, is stated at cost, net of accumulated depreciation. Interest was capitalized on projects meeting certain criteria and is included in the cost of the assets. The capitalized interest was depreciated over the same useful lives as the related assets. Expenditures for major repairs and improvements were capitalized, whereas normal repairs and maintenance were expensed as incurred.

        Depreciation and amortization were computed using the units-of-production method for all machinery and equipment and supporting assets and the straight-line method for all other assets over the assets' estimated useful lives. The useful life of machinery and equipment was not expected differ significantly between the units-of-production method and the straight-line method. KPB used the following estimated useful lives for calculating depreciation expense:

Years
Machinery and equipment	12-20
Buildings	20-40
Computer hardware and software	3-6
Furniture and office equipment	3-20
Leasehold improvements	Over terms of the lease

        Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Capitalized net interest costs were $0.2 million in 2006 and $0.1 million in 2005. Capitalized interest was allocated to KPB using International Paper Company's incremental borrowing rate. In 2005, KPB accelerated approximately $3.0 million of depreciation expense for a recover boiler whose useful life was determined to be shorter than originally estimated.

        At December 31, 2006 and 2005, KPB had purchased plant, property, and equipment which was included in trade accounts payable in amounts of $0.9 million and $1.0 million, respectively. Such amounts were paid soon after year-end.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19.    Other Predecessor Information (Continued)

        In 2006, KPB transferred special purpose structures with a cost basis of $11.0 million from machinery and equipment to buildings.

Asset Retirement Obligations

        In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, KPB recorded a liability equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation existed. The liability was accreted over time and a related asset was depreciated over its useful life. KPB's asset retirement obligation under this standard related to closure costs for landfills. KPB determined in 2006 that certain recycling and recovery efforts had reduced the amount of waste materials going to the landfill which extended the estimated landfill closure date by approximately 40 years to the year 2060. The obligation was re-measured using the revised closure date. As a result of this change, the obligation was reduced by $1.6 million. The related deferred cost in fixed assets was reduced by $0.3 million and selling, general and administrative expenses were reduced by $1.3 million. Future revisions to the liability could occur due to changes in the estimated costs or timing of closure, or possible new federal or state regulations affecting the closure.

        The following table presents an analysis of the activity related to asset retirement obligations since January 1, 2005 through December 31, 2006 (in thousands of U.S. dollars):

	2006	2005
Asset retirement obligations—January 1	$1,752	$1,667
Accretion expense	90	85
Change in estimate	(1,577)	—

Asset retirement obligations—December 31	$265	$1,752

        Asset retirement obligations are included in the accompanying consolidated balance sheets in other liabilities.

Environmental Costs and Obligations

        KPB accrued the costs associated with environmental obligations, such as remediation or closure costs, when probable and reasonably estimable. Such accruals were adjusted as further information developed or circumstances changed. Costs of future expenditures for environmental obligations were discounted to their present value when the expected cash flows were reliably determinable. At December 31, 2006 and 2005 there were no accruals for environmental obligations other than asset retirement obligations.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
KapStone Paper and Packaging Corporation (INDEX TO FINANCIAL INFORMATION)