Form 10-K/A
period 2007-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2008-03-19
CIK 1325281

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–K/A

(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File No. 000-51444

Kapstone Paper and Packaging Corporation
(Name of issuer as specified in its charter)

KapStone Paper and Packaging Corporation
1101 Skokie Boulevard, Suite 300
Northbrook, Illinois 60062
(Address of principal executive offices) (Zip Code)

Delaware	20-2699372
(State or other jurisdiction of Incorporation or organization))	(I.R.S. Employer Identification No.)
Registrant's telephone number, including area code: (847) 239-8800
Securities registered pursuant to Section 12(B) of the Act: NONE
Title of Title Of Class	Name Of Each Exchange On Which Registered
Common Stock (Par Value $.0001)	Nasdaq Stock Market, LLC
Warrants to purchase Common Stock	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark of the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether this registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10—K or any amendment to this Form 10—K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

          On February 29, 2008, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 25,283,897.

DOCUMENTS INCORPORATED BY REFERENCE

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

EXPLANATORY NOTE

        We are filing Amendment No. 1 (this "Amendment") to the KapStone Paper and Packaging Corporation (the "Company") Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed on March 14, 2008 (the "Original Filing").

        The Company inadvertently included in the Original Filing a report by, and consent of, Eisner LLP ("Eisner"), our predecessor auditor, which were not approved for release by Eisner. The report of Eisner on page F-6 and the consent of Eisner on Exhibit 23.3 of the amended Form 10-K replace and supersede in their entirety the report and consent of Eisner included in the Original Filing. The audited financial statement and schedules included in the Amendment are otherwise unchanged from the audited financial statements and schedules included in the Original Filing. In addition, this Amendment corrects a typographical error on the facing page of the Form 10-K in the number of shares of Common Stock outstanding as of February 29, 2008.

        This Amendment does not otherwise amend or update any exhibit to or disclosure set forth in the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to the Sarbanes-Oxley Act of 2002.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

        An index to Consolidated Financial Statements appears on page F-1.

(a)(2) Financial Statement Schedules.

        Financial Statement Schedules have been omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(1)
2.2	Letter Amendment to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation, dated December 15, 2006.(2)
3.1	Amended and Restated Certificate of Incorporation.(3)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(2)
3.3	By-laws.(3)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Common Stock Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Form of Unit Purchase Option to be granted to Representative.(2)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)
4.6	Amended and Restated Warrant Clarification Agreement.(4)
4.7	Amended and Restated Unit Purchase Clarification Agreement(5)
10.1	Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders.(3)
10.2	Form of Promissory Note issued to each of Roger Stone, Matthew Kaplan, John Chapman, Jonathan Furer and Muhit Rahman.(3)
10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)
10.4	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(3)
10.5	Form of Letter Agreement between Stone-Kaplan Investments LLC and Registrant regarding administrative support.(3)
10.6	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(3)
10.7	Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc.(3)

10.8	2006 Equity Incentive Plan.(2)
10.9	Credit Agreement among KapStone Kraft, LaSalle Bank National Association, and various lenders thereto.(2)
10.10	Form of Agreement for the Provision of Transition Services between KapStone Kraft and IP.(2)
10.11	Lease Agreement between City of Fordyce, Arkansas and IP.(2)
14	Code of Ethics.(7)
16.1	Letter Regarding Change in Certifying Accountant.(6)
21	Subsidiary.(7)
23.1	Consent of Ernst & Young, LLP.(8)
23.2	Consent of Deloitte & Touche LLP.(8)
23.3	Consent of Eisner LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2006 filed on December 12, 2006.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on April 19, 2006.

(7)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 13, 2007.

(8)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 18, 2008	By:	/s/ ROGER STONE Roger Stone, Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 18, 2008	By:	/s/ ROGER STONE Roger Stone, Chairman of the Board and Chief Executive Officer
March 18, 2008	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox Chief Financial Officer and Vice President

KapStone Paper and Packaging Corporation

(INDEX TO FINANCIAL INFORMATION)

Financial Statements	Page

Management's Annual Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm for 2007 and 2006	F-5
Report of Independent Registered Public Accounting Firm for 2005	F-6
Report of Independent Registered Public Accounting Firm for Predecessor for 2006 and 2005	F-7
Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	F-8
Consolidated Statements of Income for the years ended December 31, 2007, and 2006 and for the period from April 15, 2005, (date of inception) through December 31, 2005	F-9
Consolidated Statements of Changes in Stockholders' Equity for the period from April 15, 2005 (date of inception) through December 31, 2007	F-10
Consolidated Statements of Cash Flows for years ended December 31, 2007, and 2006 and the period from April 15, 2005 (date of inception) through December 31, 2005	F-11
Notes to Consolidated Financial Statements	F-12

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

        In our opinion, the financial statements referred to above present fairly in all material respects, the results of operations and cash flows of KapStone Paper and Packaging Corporation for the period from April 15, 2005 (date of inception) through December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Eisner LLP Eisner LLP

New York, New York
March 9, 2006

Except for the second paragraph under the heading 'Underwriter's
Purchase Option' of Note 11, as to which the date is January 4, 2007.

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

QuickLinks

EXPLANATORY NOTE
SIGNATURES
KapStone Paper and Packaging Corporation (INDEX TO FINANCIAL INFORMATION)