Form 10-Q
period 2008-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2008-05-05
CIK 1325281

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2008

Commission File Number: 000-51444

KapStone Paper and Packaging Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2699372
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

KapStone Paper and Packaging Corporation, 1101 Skokie Blvd., Suite 300

Northbrook, IL 60062

(Address of Principal Executive Offices including zip code)

(847) 239-8800

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

IIndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

There were 25,283,897 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 30, 2008, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,260	$56,635
Trade accounts receivable	29,419	30,208
Inventories	14,458	16,358
Inventories consigned to third parties	3,516	3,488
Deferred income taxes	1,155	1,263
Prepaid expenses and other current assets	2,948	735
Total current assets	111,756	108,687

Plant, property and equipment, net	104,612	104,858
Other assets	5,243	3,735
Intangible assets, net	5,829	5,875
Goodwill	2,295	2,295

Total assets	$229,735	$225,450

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$17,611	$19,578
Accounts payable	11,498	11,050
Accrued expenses	4,407	4,867
Accrued compensation costs	4,754	6,625
Accrued income taxes	2,045	1,477
Total current liabilities	40,315	43,597

Other liabilities:
Long-term debt	31,350	32,922
Pension and post-retirement benefits	3,769	3,420
Deferred income taxes	2,350	1,047
Other liabilities	282	279
Total other liabilities	37,751	37,668

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.0001 par value, 175,000,000 shares authorized; 25,283,897 shares issued and outstanding (40,000 treasury shares outstanding) at March 31, 2008 and 25,280,197 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2007	3	3
Additional paid-in capital	115,256	115,002
Retained earnings	36,331	29,101
Accumulated other comprehensive income	79	79
Total stockholders’ equity	151,669	144,185

Total liabilities and stockholders’ equity	$229,735	$225,450

See notes to condensed consolidated financial statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$67,129	$65,427
Cost of sales, excluding depreciation	41,558	42,436
Freight and distribution	6,587	5,686
Selling, general and administrative expenses	4,930	3,720
Depreciation and amortization	2,593	2,181
Other operating income	184	461
Operating income	11,645	11,865
Interest income	547	397
Interest expense	753	1,156
Income before provision for income taxes	11,439	11,106
Provision for income taxes	4,209	4,028

Net income	$7,230	$7,078

Weighted-average number of shares outstanding:
Basic	25,282,047	24,973,333
Diluted	34,557,324	33,868,933
Net income per share:
Basic	$0.29	$0.28
Diluted	$0.21	$0.21

See notes to condensed consolidated financial statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$7,230	$7,078
Depreciation and amortization	2,593	2,181
Stock based compensation expense	236	—
Amortization of debt issuance costs	59	64
Deferred income taxes	1,411	958

Changes in operating assets and liabilities:
Trade accounts receivable	789	(5,929)
Inventories	1,872	3,660
Prepaid expenses and other current assets	(2,213)	(711)
Accounts payable	448	2,116
Accrued expenses	(1,206)	(2,439)
Accrued compensation costs	(1,871)	4,893
Accrued income taxes	568	2,976
Net cash provided by operating activities	9,916	14,847

Investing activities
Acquisition costs paid	(469)	(187)
KPB acquisition	—	(150,303)
Receipt of cash held in trust	—	115,239
Capital expenditures	(2,301)	(2,078)
Net cash used in investing activities	(2,770)	(37,329)

Financing activities
Proceeds from long-term debt	—	60,000
Debit issuance costs paid	—	(855)
Repayment of long-term debt	(3,539)	—
Redemption of shares	—	(230)
Proceeds from the exercise of common stock warrants	18	—
Investment banking fee paid	—	(1,200)
Net cash provided by (used in) financing activities	(3,521)	57,715

Net increase in cash and cash equivalents	3,625	35,233
Cash and cash equivalents-beginning of period	56,635	—
Cash and cash equivalents-end of period	$60,260	$35,233

See notes to condensed consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited condensed consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business (KPB) from International Paper Company (IP). The accompanying condensed consolidated financial statements include the results of KPB since this date. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage company.

2.                                      Reclassification

Other income related to commissions the Company received from IP in the 2007 period has been reclassified to other operating income to conform to the current period presentation. The reclassification had no effect on net income.  In addition, the change in deferred income taxes of $1.0 million reported in the statement of cash flows in the 2007 period has been reclassified from accrued expenses to conform to the current period presentation.

3.                                      Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on January 1, 2008.

The impact of the adoption of SFAS No. 157 on our financial assets and liabilities, which are principally comprised of cash equivalents, did not have a significant impact on their fair value measurements or require expanded disclosures.

4.                                      Stockholder’s equity

In connection with the Company’s initial public offering, on August 19, 2005, the Company sold 20,000,000 units (“Units”) for a gross price of $6.00 per Unit. Each Unit consists of one share of the company’s common stock, $0.0001 par value, and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on August 15, 2009. The warrants are redeemable by the Company at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given.

5.                                      Inventories

Inventories consist of the following at March 31, 2008, and December 31, 2007, respectively ($000’s):

	March 31,	December 31,
	2008	2007
Raw materials	$5,255	$5,351
Work in process	559	655
Finished goods	4,882	6,363
Replacement parts and supplies	3,762	3,989

Inventories	$14,458	$16,358

6.                                      Income taxes

The Company’s U.S. federal statutory tax rate is 35% for 2008 and 2007. The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 36.8% and 36.3%, respectively.  Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax, net of federal benefit and the domestic manufacturing deduction.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 through 2007.

7.                                      Net income per share

Basic and diluted net income per share is calculated as follows ($ 000’s except for share and per share data):

	Three Months Ended March 31,
	2008	2007
Net income as reported	$7,230	$7,078
Weighted-average number of common shares for basic net income per share	25,282,047	24,973,333
Incremental effect of dilutive common stock equivalents:
Common stock warrants	9,219,778	8,895,600
Unvested restricted stock awards	55,499	—

Weighted-average number of shares for diluted	34,557,324	33,868,933

Net income per share – basic	$0.29	$0.28

Net income per share – diluted	$0.21	$0.21

Stock option grants totaling 631,050 were outstanding during the three month period ended March 31, 2008, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

Underwriter’s purchase option of 1,000,000 units were outstanding during the three month period ended March 31, 2008 and 2007, but were not included in the computation of diluted earnings per share because the effect of including the underwriter’s option would be anti-dilutive.

8.                                      Pension plan and post retirement benefits

Defined Benefit Plan

As part of the Company’s acquisition of the Kraft Papers Business (KPB) in January of 2007, the Company established the KapStone Paper and Packaging Corporation Defined Benefit Plan (“Plan”) to provide benefits for approximately 560 union represented employees.  This plan is part of the collective bargaining agreement between Kapstone and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, CLC.  The assumed liability for the retroactive benefits provided for prior service was $1.4 million at January 2, 2007, and employees accrue benefits under the Plan as of January 1, 2007.

Net pension cost recognized for the three months ended March 31, 2008 and 2007 for the Company’s pension plan, is as follows ($ 000’s):

	Three Months Ended March 31,
	2008	2007

Service cost for benefits earned during the year	$306	$287
Interest cost on projected benefit obligations	39	20
Expected return on plan assets	(6)	—
Amortization of prior service cost	—	25
Net pension cost	$339	$332

KapStone will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone expects to contribute $1.1 million to the pension plan during the third quarter of 2008.

Other Post-retirement Benefits

As part of the KPB acquisition, the Company assumed certain liabilities for retiree medical/life obligations for employees not eligible to retire at December 31, 2006 of $0.9 million. Net postretirement cost recognized for the three months ended March 31, 2008 and 2007 for the Company’s retiree medical and life insurance plan was less than $0.1 million, respectively.

Defined Contribution Plans

In January 2007, the Company established a defined contribution plan covering all eligible employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For each of the three months ended March 31, 2008 and 2007, the Company recognized expense of $0.4 million for matching contributions.

The Company’s Retirement Savings Plan, which covers all eligible salaried employees, provides for contributions based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three months ended March 31, 2008 and 2007, the Company recognized expense for contributions to the Retirement Savings Plan of $0.2 million. Retirement Savings Plan contributions are made to employees’ 401(k) accounts in January of each year.

9.             Stock-Based Compensation

On December 29, 2006, stockholders approved the 2006 Incentive Plan (“Plan”).  A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called “Awards”), may be granted under the Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Plan. The number of shares available under the Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees while actually employed the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the Plan are exercisable for a period fixed by the administrator, but not longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

In April 2007, the Company’s Compensation Committee approved the issuance of 174,000 shares of restricted stock and 631,050 stock options to directors, executive officers and employees of the Company. KapStone accounts for these awards under SFAS No. 123(R), Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $0.2 million of compensation cost for the three months ended March 31, 2008.

At March 31, 2008, the Company reserved 3.0 million shares of common stock for stock option and restricted stock awards.

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

A summary of information related to stock options is as follows:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2008	631,050	$6.77	6.3	$147
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed (forfeited or canceled)	—	—	—	—
Outstanding at March 31, 2008	631,050	$6.77	6.0	$(92)
Exercisable at March 31, 2008	—	—	—	—

Total stock-based compensation recorded in the Condensed Consolidated Statement of Income related to the stock option grants was $0.1 million for the three months ended March 31, 2008.

As of March 31, 2008, there was $0.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of two years. No stock options were vested as of March 31, 2008.

Restricted Stock

In April 2007, the Company’s Compensation Committee granted 174,000 restricted shares of common stock to executive officers and employees as compensation for service. These common stock shares are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes our restricted stock amounts and activity:

		Weighted
		Average
		Grant
	Shares	Price
Outstanding at January 1, 2008	174,000	$6.76
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2008	174,000	$6.76

Total stock-based compensation recorded in the Condensed Consolidated Statement of Income related to the restricted stock awards was $0.1 million for the three months ended March 31, 2008. As of March 31, 2008, there was $0.7 million of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period of two years.

10.          Segment Information

The Company operates in one geographic segment, the United States. The Company operates in two operating segments: unbleached kraft and dunnage bags. The unbleached kraft segment produces a variety of unbleached kraft paper and linerboard products. These products are sold to customers who convert the paper into end-market finished products. The dunnage bags segment converts unbleached Kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport. The products are sold to distributors and on a direct basis for use by manufacturers, less-than-trailer-load carriers and retail regional distribution centers. Corporate expenses that benefit the entire organization are not charged to the operating segments. Corporate assets represent mainly cash and cash equivalents, capitalized software for a new ERP system, deferred acquisition costs and deferred income taxes.

	Three Months Ended March 31,
Operating Segment (in thousands of U.S. dollars):	2008	2007
Net sales:
Unbleached kraft	$60,360	$58,481
Dunnage bags	7,892	7,768
Elimination of intersegment sales to Dunnage bags	(1,123)	(822)

Total	$67,129	$65,427

Net sales to external customers:
Unbleached kraft	$59,237	$57,659
Dunnage bags	7,892	7,768

Total	$67,129	$65,427

Operating income / (loss):
Unbleached kraft	$14,550	$13,514
Dunnage bags	1,331	1,495
Corporate	(4,236)	(3,144)

Total	$11,645	$11,865

Depreciation and amortization:
Unbleached kraft	$2,473	$2,133
Dunnage bags	91	40
Corporate	29	8

Total	$2,593	$2,181

Total assets (at March 31, 2008 and 2007):
Unbleached kraft	$143,524	$155,045
Dunnage bags	16,862	11,394
Corporate	69,349	40,627

Total	$229,735	$207,066

Capital spending:
Unbleached kraft	$775	$2,049
Dunnage bags	121	29
Corporate	1,405	—

Total	$2,301	$2,078

11.          Subsequent Events

Asset Purchase Agreement

On April 4, 2008, the Company signed an asset purchase agreement with MeadWestvaco Corporation to purchase substantially all the assets and assume certain liabilities of the North Charleston Kraft Division for $485 million, subject to certain post-closing adjustments. The acquisition consists of an unbleached kraft paper manufacturing facility and electric cogeneration facility in North Charleston, South Carolina and a lumber business located in Summerville, South Carolina. KapStone expects to close the acquisition by September 30, 2008, subject to customary closing conditions, including regulatory review and receipt of financing.

Financing for the acquisition is expected to be secured by a new five year credit facility of $585 million.

The Charleston Kraft Division business was deemed an attractive acquisition candidate based on meeting the Company’s objectives of being a North American based profitable company in the paper and packaging industry and for its synergies with the Company’s business.

Stock-Based Awards

On April 10, 2008, the Company’s Compensation Committee approved the issuance of approximately 175,000 shares of restricted stock units and 690,000 stock options to directors, executive officers and employees of the Company under the Company’s 2006 Incentive Plan.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A in this Form 10-Q and in our other Securities and Exchange Commission filings.  The information contained in this form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update their statements as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on April 15, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”) with an operating business in the paper, packaging, forest products and related industries.

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business, or KPB, a division of International Paper Company (IP), consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million in cash less certain post-closing adjustments of $7.8 million, plus two contingent earn-out payments of up to $60 million (in aggregate), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and recorded as goodwill.

The accompanying management discussion and analysis include the results of KPB since January 2, 2007. Prior to the acquisition of KPB, the Company had no operations nor generated operating revenues and was considered a development stage company.

On April 4, 2008, the Company signed an asset purchase agreement with MeadWestvaco Corporation (MW) to purchase substantially all of the assets and assume certain liabilities of MW’s Charleston Kraft Division (CKD) for $485 million, subject to certain post-closing adjustments.  The acquisition consists of an unbleached kraft paper manufacturing facility and electric cogeneration facility in North Charleston, South Carolina and a lumber business located in Summerville, South Carolina.  KapStone expects to close the acquisition by September 30, 2008, subject to customary closing conditions, including regulatory review and receipt of financing.  The results reported below do not reflect any actual or pro forma adjustments related to the acquisition.  See Liquidity and Capital Resources – Future Cash Needs for discussion of the credit facility that is expected to be utilized for borrowings necessary to pay the purchase price and other related cash needs.

Comparison of Results of Operations for the Three Months Ended March 31, 2008 and the Three Months Ended March 31, 2007

The Company’s management uses a variety of financial measurements to analyze its performance. These measurements include (1) Operating Income, (2) Productivity, (3) Selling, General & Administrative (“SG&A”) expenses and (4) Average revenue per ton (for unbleached kraft) and average revenue per dunnage bag (for Ride Rite® Converting).

Operating Income.    Operating income is used by the Company’s management primarily as a measure of its segments’ operating performance. The Company’s management defines operating income as sales minus costs associated with these sales. Sales include sales of unbleached kraft paper products, linerboard and dunnage bags net of term allowances and discounts. For purposes of calculating operating income, costs include the cost of raw materials, labor, maintenance, depreciation and amortization, distribution expenses and selling, general and administrative expenses.

Selling, General and Administrative Expenses.   SG&A expenses include selling, customer service and corporate employee salaries and benefits, professional fees, and information technology expenses, including fees paid to IP for transitional services support.

Average Revenue per Ton/Dunnage Bag.  Average revenue per ton/bag represents the gross revenue divided by the tons of unbleached kraft paper or the number of dunnage bags sold, as applicable.

	Three Months Ended March 31,		Increase/
(in thousands of U.S. dollars):	2008	2007	(Decrease)
Net sales	$67,129	$65,427	$1,702
Cost of sales, excluding depreciation	41,558	42,436	(878)
Freight and distribution	6,587	5,686	901
Selling, general and administrative expenses	4,930	3,720	1,210
Depreciation and amortization expenses	2,593	2,181	412
Other operating income	184	461	(277)
Operating income	11,645	11,865	(220)
Interest income	547	397	150
Interest expense	753	1,156	(403)
Income before provision for income taxes	11,439	11,106	333
Provision for income taxes	4,209	4,028	181
Net income	$7,230	$7,078	$152

Net sales for the quarter ended March 31, 2008, were $67.1 million compared to $65.4 million for the first quarter of 2007, an increase of 2.6%. The increase in net sales was driven by higher prices in the unbleached kraft segment, partially offset by lower volume. Dunnage bag sales were up 1.3%. Refer to the segment results below for detailed sales information for each segment.

Cost of sales for the quarter ended March 31, 2008, was $41.6 million compared to $42.4 million for the first quarter of 2007, a 1.9% decrease. The decrease in cost of sales was mainly due to a $1.5 million non-cash purchase accounting charge to adjust acquired inventory to fair value as part of the KPB acquisition that occurred in the 2007 quarter and lower unbleached kraft volume of $0.7 million in the 2008 quarter. Partially offsetting these decreases were inflation on energy and raw material costs and lower production levels which increased cost of sales by $1.4 million and $0.6 million, respectively, for the three months ended March 31, 2008.

Freight and distribution expenses for the quarter ended March 31, 2008, totaled $6.6 million compared to $5.7 million for the quarter ended March 31, 2007. The increase of $0.9 million reflects higher transportation rates due to fuel oil surcharges, a higher percentage of shipments by truck and customer mix.

Selling, general and administrative expenses for the quarter ended March 31, 2008 totaled $4.9 million compared to $3.7 million for the quarter ended March 31, 2007. The increase of $1.2 million is due to higher compensation costs of $0.7 million mainly for corporate employees hired throughout the second half of 2007 and early 2008. In addition, professional fees and occupancy costs were higher by $0.2 million in quarter ended March 31, 2008.

Depreciation and amortization for the quarter ended March 31, 2008, totaled $2.6 million compared to $2.2 million for the quarter ended March 31, 2007. The increase of $0.4 million reflects depreciation on 2007 capital expenditures and amortization of intangible assets.

Other operating income for the quarters ended March 31, 2008 and 2007, totaled $0.2 million and $0.5 million respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced by IP and sold to KapStone customers.

Interest income for the quarters ended March 31, 2008 and 2007 was $0.5 million and $0.4 million, respectively. Interest income represents earnings on the Company’s cash and cash equivalents. The increase in interest income reflects a higher amount of cash being invested during the quarter ended March 31, 2008, partially offset by lower interest rates.

Interest expense for the quarters ended March 31, 2008 and 2007, was $0.8 million and $1.2 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of deferred debt issuance costs. Interest expense was $0.4 million less in the quarter ended March 31, 2008, due to a lower amount of outstanding debt and lower interest rates.

Provision for income taxes for the quarter ended March 31, 2008, reflects an effective tax rate of 36.8% compared to 36.3% for the similar period in 2007. The increase in the effective tax rate reflects a lower benefit from the manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended March 31,
Operating Segment ($000’s):	2008	2007
Consolidated net sales:
Unbleached kraft	$60,360	$58,481
Dunnage bags	7,892	7,768
Elimination of intersegment sales	(1,123)	(822)

Total net sales	$67,129	$65,427

Operating income / (loss):
Unbleached kraft	$14,550	$13,514
Dunnage bags	1,331	1,495
Corporate	(4,236)	(3,144)

Total operating income	$11,645	$11,865

The following represents analysis and commentary for results of operations for the Company’s two operating segments: Unbleached kraft and Dunnage bags.

Unbleached Kraft

	Three Months Ended March 31,
	2008	2007
Net sales ($000’s):	$60,360	$58,481
Operating income ($000’s):	$14,550	$13,514
Operating income % of net sales	24.1%	23.1%

Average revenue per ton	$571	$537
Tons of paper sold	105,650	108,953

For the three months ended March 31, 2008, unbleached kraft segment net sales increased by $1.9 million, or 3.2%, to $60.4 million compared to $58.5 million for the three months ended March 31, 2007. Average revenue per ton increased $34/ton, approximately $3.6 million, due to the full realization of 2007 price increases. Volume of paper sold decreased by 3,303 tons driven by greater 2007 inventory sales volumes and lighter grade mix partially offset by one additional operating day in 2008.  Intersegment sales to the dunnage bag segment of $1.1 million increased by $0.3 million.

Unbleached kraft segment operating income increased by $1.1 million, or 8.1%, to $14.6 million for the three months ended March 31, 2008 compared to $13.5 million for the three months ended March 31, 2007. Higher average revenue per ton contributed $3.6 million of the increased operating income. The impact of the pricing gains was partially offset by lower volume of $1.4 million. Inflation on energy, chemicals, freight and other costs negatively impacted operating income by $2.0 million for the quarter ended March 31, 2008.  In addition, 2007 operating income included a $1.2 million non-cash purchase accounting charge adjusting acquired finished goods inventory to fair value. Operating income in the quarter ended March 31, 2008, was also negatively impacted by production levels that were 2.5% below the similar period in 2007. Operating income as a percent of net sales improved to 24.1%.

Dunnage Bags

	Three Months Ended March 31,
	2008	2007
Net sales ($000’s):	$7,892	$7,768
Operating income ($000’s):	$1,331	$1,495
Operating income % of net sales	16.9%	19.2%

Average revenue per bag	$3.76	$3.80
Bags sold (000’s)	2,101	2,044

For the three months ended March 31, 2008, net sales for the dunnage bag segment increased by $0.1 million, or 1.3%, to $7.9 million compared to $7.8 million for the three months ended March 31, 2007 mainly due to a 2.8% increase in unit sales. Average revenue per bag of $3.76 decreased by $0.04 or 1.1%, for the three months ended March 31, 2008 compared to the similar period in the prior year due to increased price competition in 2-ply bags.

Dunnage bag segment operating income decreased by $0.2 million, or 13.3%, to $1.3 million for the three months March 31, 2008 compared to $1.5 million for the three months ended March 31, 2007. Unfavorable volume/mix, lower average revenue per bag, inflation on raw material costs and higher amortization expenses contributed approximately $0.5 million of the reduction to operating income. Operating income for the quarter ended March 31, 2007, included a $0.3 million non-cash purchase accounting charge adjusting acquired finished goods inventory to fair value as part of the KPB acquisition. Operating income as a percent of net sales declined to 16.9%.

Corporate

Corporate expenses for the three months ended March 31, 2008 totaled $4.2 million compared to $3.1 million for the year three months March 31, 2007. The increase of $1.1 million is due to higher compensation related costs of $0.7 million reflecting the hiring of corporate employees which took place mainly during the second half of 2007 and early 2008. In addition, professional fees and occupancy costs were higher in quarter ended March 31, 2008 by $0.2 million.

Liquidity and Capital Resources

KPB Acquisition

On January 2, 2007, we consummated the purchase of substantially all of the assets and the assumption of certain liabilities of KPB. The assets consist of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas. The liabilities assumed consist of trade accounts payable, accrued expenses and certain long term liabilities. The purchase price for the acquisition was $155.0 million in cash less certain post-

closing adjustments of $7.8 million, plus contingent earn-out payments of up to $60.0 million (in aggregate) based on KPB’s annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”) during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB’s average annual EBITDA for the five year period immediately following the acquisition, less $165.0 million and subject to a maximum of $35.0 million. The second contingent payment is an “all or nothing” payment and is payable if, and only if, KPB’s average annual EBITDA for the same five year period equals or exceeds $49.2 million. Generally, both payments, if earned, will be due and paid at the end of the five year period.

If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration.

Funding for the acquisition came from restricted cash funds held in trust at December 31, 2006 totaling $115.2 million and the establishment of a new credit facility for $60.0 million.

Credit Facility

In connection with the KPB acquisition, the Company’s subsidiary, KapStone Kraft, obtained a senior secured credit facility which provides us with the ability to borrow up to $95.0 million pursuant to a five year $35.0 million revolving loan and a five year $60.0 million term loan.  Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility expires on December 31, 2011. At March 31, 2008, availability under revolving loan was $34.3 million.

The term loan has remaining principal payments of:  $1.5 million on June 30, September 30 and December 31 of 2008; quarterly payments totaling $6.3 million in 2009 and 2010; $1.7 million on March 31, June 30 and September 30 of 2011; and $15.2 million on December 31, 2011.

We are also required to make prepayments on the term loan under certain circumstances from the net cash proceeds of certain asset dispositions and issuances of securities or debt and, within 100 days after the end of December 31, 2007 and  2008, 50% of excess cash flow from such fiscal year.  The Company paid the 2007 excess cash prepayment of $11.6 million on April 8, 2008.

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

The credit facility is secured by all of KapStone’s tangible and intangible assets and a pledge of the capital stock of KapStone Kraft.

Cash flow

Cash flow from all activities during the quarter ended March 31, 2008, increased by $3.6 million from December 31, 2007, reflecting cash generated from operations of $9.9 million, partially offset by net cash outflow from investing activities of $2.8 million and net cash outflow from financing activities of $3.5 million.

Net cash inflow from operating activities was $9.9 million due to net income for the quarter of $7.2 million and non-cash charges of $4.3 million. Changes in operating assets and liabilities used $1.6 million reflecting an annual payment of $1.2 million for insurance premiums, incentive payments of $1.7 million and 401k plan contributions of $0.6 million, partially offset by lower inventories due to lower production levels and lower trade accounts receivables due to improved collections.

Net cash outflow from investing activities was $2.8 million reflecting capital expenditures of $2.3 million. For the quarter ended March 31, 2008, capital expenditures mainly reflect $0.8 million for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina and $1.3 million for the Company’s new ERP system.  Acquisition costs paid of $0.5 million includes costs incurred for the acquisition of the Charleston Kraft Division of MeadWestvaco.

Net cash outflow generated from financing activities totaled $3.5 million during the quarter ended March 31, 2008, and reflects a repayment of long-term debt.

Future Cash Needs

Excluding the impact of the anticipated completion of the acquisition of the Charleston Kraft Division (CKD) of MeadWestvaco, we believe that our existing cash, cash equivalents and short-term investments and cash flow from operations, combined with availability under our credit facility, will be sufficient to meet our presently anticipated future cash needs.

In connection with the proposed acquisition of CKD, KapStone entered into a debt commitment letter (the “Debt Commitment Letter”) with LaSalle Bank National Association and Banc of America Securities LLC with respect to a five year senior secured credit facility in the aggregate amount of $585 million, consisting of a $100 million revolving credit facility and a $485 million term loan facility (the “Facilities”).

Such commitments are subject to a number of conditions including, among other, the negotiation, execution and delivery of satisfactory documentation of the Facilities; the accuracy and completeness of certain representations made by KapStone and its affiliates; the absence of certain material adverse changes with respect to KapStone or the CKD business; and the concurrent consummation of the acquisition of CKD in accordance with applicable law and on satisfactory terms.  Certain subsidiaries of KapStone will provide guarantees of KapStone’s obligations under these new Facilities, and the Facilities will be secured by substantially all of KapStone’s and its guarantor subsidiaries’ assets and capital stock of subsidiaries.  The Debt Commitment Letter contemplates that the Facilities will include various customary representation and warranties, affirmative and negative covenants, financial covenants and default provisions.

The Company intends to use the proceeds from the Facilities to finance the acquisition of CKD and related fees and expenses, to refinance certain liabilities, and for working capital and general corporate purposes.  Unless extended, the commitments expire on the earlier of August 29, 2008, or the closing of the Facilities and related transactions contemplated by the Debt Commitment Letter.

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

Under KapStone Kraft’s Credit Facility, we have a $60 million term loan and a revolving loan of $35 million. At March 31, 2008, the balance of the term loan was $49.0 million and there were no amounts drawn on the revolving loan. We had two letters of credit outstanding at March 31, 2008 totaling $0.7 million. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The facility has a maturity date of December 31, 2011.

Borrowings under the term loan accrue interest, at our option, at either:  LIBOR plus 1.25% to 2.00% depending on the Company’s total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to .50% depending on KapStone’s total debt to EBITDA ratio. The Base Rate margin and LIBOR margin adjusts quarterly upon receipt of quarterly financial statements.

Changes in market rates may impact the bank’s base rate. For instance, if the bank’s base rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $0.4 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. —    LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

Except as for the following update to the risk factors relating to the proposed acquisition of the Charleston Kraft Division (CKD) of MeadWestvaco Corporation, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the CKD acquisition may not be realized.

We entered into the asset purchase agreement with MeadWestvaco with the expectation that the acquisition of CKD will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The transaction will present challenges to management, including the integration of operations, properties and personnel of CKD and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the CKD business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

We may fail to realize the anticipated synergies and cost savings expected from the pending CKD acquisition.

Our success after the CKD acquisition will depend, in part, on our ability to realize the anticipated growth opportunities and cost savings from integrating our business with CKD.  To realize these anticipated benefits, we must successfully integrate our business with CKD in a manner that permits these synergies to be realized.  If we are not able to successfully achieve these objectives, such anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We may have difficulty integrating our business with the CKD business and may incur substantial costs in connection with the integration.

Achieving the anticipated benefits of the transaction will depend on the successful integration of our products, operations, personnel, and facilities with those of CKD in a timely and efficient manner.

Although we do not anticipate material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the transaction, especially given the relatively large size of the transaction. The time and expense associated with integrating our businesses and CKD may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of integrating sales and marketing forces and administrative functions and coordinating product offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the benefits of the transaction may be reduced.

Integrating our business with CKD will be a complex, time-consuming and expensive process. Before the transaction, KapStone and CKD operated independently, each with its own business, products, customers, employees, culture and systems. We may face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

•                  Costs and delays in implementing common systems and procedures;

•                  Potential charges to earnings resulting from the application of purchase accounting to the transaction;

•                  Difficulty comparing financial reports due to differing financial and/or internal reporting systems;

•                  Diversion of management resources from the business;

•                  Challenges in retaining and integrating management and other key employees of KapStone and CKD;

•                  Difficulties in coordinating infrastructure operations in an effective and efficient manner; and

•                  The inability to achieve the synergies anticipated to be realized from the transaction on the timeline presently anticipated, or at all.

After the transaction is consummated, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes in a timely and efficient manner. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance and/or the loss of customers and employees. Many of these factors are also outside of our control.

We may have difficulty integrating our system of internal control over financial reporting with that of CKD.

The failure to integrate our system of internal control over financial reporting with that of CKD following the transaction could affect adversely our ability to exercise effective internal control over financial reporting. A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

As a result of the pending CKD acquisition, including the financing necessary to consummate the transaction, we will have substantial indebtedness.

As a result of the transaction, we expect to incur substantial indebtedness, including the financing necessary to pay the cash consideration and transaction-related costs, in addition to debt assumed from CKD. Our substantial indebtedness could have the following consequences:

•      Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

•      A substantial portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness;

•      We will be substantially more leveraged than certain of our competitors, which might place us at a competitive disadvantage;

•      We will be subject to restrictive covenants that may negatively affect our operational or financial flexibility or our ability to pursue additional acquisitions;

•      We may be hindered in our ability to adjust rapidly to changing market conditions; and

•      Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or our business.

If the conditions to the pending CKD acquisition are not satisfied or waived, the transaction may not occur.

Specified conditions set forth in the asset purchase agreement must be satisfied or waived to complete the CKD acquisition.  If the conditions are not satisfied or waived, to the extent waiver is permitted by law or the rules or regulations of NASDAQ, the transaction will not occur or will be delayed, and we may lose some or all of the intended benefits of the CKD acquisition.

The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before we and CKD are obligated to complete the transaction:

•      The waiting period (and any extension thereof) applicable to the transaction pursuant to the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”), or any other applicable competition, transaction, antitrust or similar law shall have expired or been terminated;

•      Specified governmental consents or certain other approvals shall have been obtained and be in full force and effect;

•      There must not be any judgment, injunction, decree or order issued by any court or other governmental entity or any other statute, law, rule, legal restraint or prohibition which prohibits, materially restricts, makes illegal or enjoins consummation of the transaction; and

•      There must not be any action or proceeding pending by a governmental entity challenging or seeking to prevent the consummation of the transaction.

Except as described above, there have been no other material changes to our risk factors since December 31, 2007.

Item 2. —    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. —    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. —    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. —    OTHER INFORMATION

None.

PART II. — OTHER INFORMATION

Item 6. —    EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.3	Asset Purchase Agreement dated April 4, 2008 among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC. (1)

3.1	Amended and Restated By-laws. (1)

10.12	Debt Commitment Letter dated April 4, 2008 by and among KapStone Paper and Packaging Corporation, LaSalle National Bank Association and Banc of America Securities LLC. (1)

10.13	Amendment to the KapStone Paper and Packaging Corporation 2006 Incentive Plan. (2)

10.14	Performance Incentive Plan of KapStone Paper and Packaging Corporation. (2)

10.15	Form of Restricted Stock Unit Agreement. (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on April 4, 2008.

(2)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on April 10, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

May 5, 2008	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer