Form 10-Q
period 2008-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2008-08-04
CIK 1325281

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

There were 25,777,782 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 31, 2008, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,508	$56,635
Trade accounts receivable, net	34,167	30,208
Inventories	17,088	16,358
Inventories consigned to third parties	3,114	3,488
Deferred income taxes	2,039	1,263
Prepaid expenses and other current assets	1,932	735
Total current assets	114,848	108,687

Plant, property and equipment, net	104,423	104,858
Other assets	7,011	3,735
Intangible assets, net	5,783	5,875
Goodwill	2,295	2,295

Total assets	$234,360	$225,450

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$7,583	$19,578
Accounts payable	13,126	11,050
Accrued expenses	7,239	4,867
Accrued compensation costs	6,444	6,625
Accrued income taxes	829	1,477
Total current liabilities	35,221	43,597

Other liabilities:
Long-term debt	29,778	32,922
Pension and post-retirement benefits	4,117	3,420
Deferred income taxes	3,509	1,047
Other liabilities	286	279
Total other liabilities	37,690	37,668

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.0001 par value, 175,000,000 shares authorized; 25,498,762 shares issued and outstanding (40,000 treasury shares outstanding) at June 30, 2008 and 25,280,197 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2007	3	3
Additional paid-in capital	116,785	115,002
Retained earnings	44,582	29,101
Accumulated other comprehensive income	79	79
Total stockholders’ equity	161,449	144,185

Total liabilities and stockholders’ equity	$234,360	$225,450

See notes to condensed consolidated financial statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$68,162	$60,242	$135,291	$125,669
Cost of sales, excluding depreciation and amortization	40,800	41,358	82,358	83,794
Freight and distribution	6,924	5,674	13,511	11,360
Selling, general and administrative expenses	4,564	4,287	9,494	8,007
Depreciation and amortization	2,835	2,929	5,428	5,110
Other operating income	187	127	371	588
Operating income	13,226	6,121	24,871	17,986
Interest income	293	485	840	882
Interest expense	460	1,117	1,213	2,273
Income before provision for income taxes	13,059	5,489	24,498	16,595
Provision for income taxes	4,808	2,040	9,017	6,068

Net income	$8,251	$3,449	$15,481	$10,527

Weighted-average number of shares outstanding:
Basic	25,391,330	24,960,000	25,336,688	24,966,667
Diluted	36,719,720	36,627,912	35,638,521	35,248,423
Net income per share:
Basic	$0.32	$0.14	$0.61	$0.42
Diluted	$0.22	$0.09	$0.43	$0.30

See notes to condensed consolidated financial statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$15,481	$10,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,428	5,110
Stock based compensation expense	691	223
Amortization of debt issuance costs	100	129
Deferred income taxes	1,686	963
Other	(175)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,959)	(1,128)
Inventories	(356)	4,284
Prepaid expenses and other current assets	(1,197)	(1,128)
Accounts payable	2,076	3,737
Accrued expenses	1,987	(993)
Accrued compensation costs	(181)	5,632
Accrued income taxes	(648)	784
Net cash provided by operating activities	20,933	28,140

Investing activities
Acquisition costs paid	(2,393)	(340)
KPB acquisition	—	(150,303)
Capital expenditures	(4,620)	(5,665)
Net cash (used in) investing activities	(7,013)	(156,308)

Financing activities
Proceeds from long-term debt	—	60,000
Debt issuance costs paid	—	(855)
Repayment of long-term debt	(15,139)	(1,875)
Receipt of cash held in trust	—	115,239
Redemption of shares	—	(230)
Proceeds from the exercises of common stock warrants	1,092	19
Investment banking fee paid	—	(1,200)
Net cash provided by (used in) financing activities	(14,047)	171,098

Net increase in cash and cash equivalents	(127)	42,930
Cash and cash equivalents-beginning of period	56,635	—
Cash and cash equivalents-end of period	$56,508	$42,930

See notes to condensed consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited condensed consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

2.                                      Reclassification

Certain 2007 balances have been reclassified to conform to 2008 presentation, including freight and distribution from cost of sales, and amortization expense from selling, general and administrative expenses in the statements of income for the three and six month periods ended June 30, 2007. In addition, deferred income taxes have been reclassified from accrued expenses in the statements of cash flows.

3.                                      Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value.  In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on January 1, 2008.

The impact of the adoption of SFAS No. 157 on our financial assets and liabilities, which is principally comprised of cash equivalents, did not have a significant impact on their fair value measurements or require expanded disclosures.

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

For the six months ended June 30, 2008, 218,565 common stock warrants were exercised with proceeds totaling $1.1 million.

5.                                      Inventories

Inventories consist of the following at June 30, 2008, and December 31, 2007, respectively ($000’s):

	June 30,	December 31,
	2008	2007
Raw materials	$5,890	$5,351
Work in process	459	655
Finished goods	6,897	6,363
Replacement parts and supplies	3,842	3,989

Inventories	$17,088	$16,358

6.                                      Income taxes

The Company’s U.S. federal statutory tax rate is 35% for 2008 and 2007. The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 36.8% and 36.6%, respectively.  Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax, net of federal benefit and the domestic manufacturing deduction.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 through 2007.

7.             Net income per share

Basic and diluted net income per share is calculated as follows ($ 000’s except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income as reported	$8,251	$3,449	$15,481	$10,527
Weighted-average number of common shares for basic net income per share	25,391,330	24,960,000	25,336,688	24,966,667
Incremental effect of dilutive common stock equivalents:
Common stock warrants	11,040,067	11,655,972	10,129,922	10,275,786
Underwriter’s purchase option	117,052	—	58,526	—
Unvested restricted stock awards	171,271	11,940	113,385	5,970

Weighted-average number of shares for diluted	36,719,720	36,627,912	35,638,521	35,248,423

Net income per share – basic	$0.32	$0.14	$0.61	$0.42

Net income per share – diluted	$0.22	$0.09	$0.43	$0.30

Stock option grants totaling 1.3 million were outstanding during the three and six month periods ended June 30, 2008, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

Underwriter’s purchase option of 1,000,000 units were outstanding during the three and six month periods ended June 30, 2007, but were not included in the computation of diluted earnings per share because the effect of including the underwriter’s option would be anti-dilutive.

8.                                      Pension plan and post retirement benefits

Defined Benefit Plan

As part of the Company’s acquisition of the Kraft Papers Business (KPB) in January 2007, the Company established the KapStone Paper and Packaging Corporation Defined Benefit Plan (“Plan”) to provide benefits for approximately 560 union represented employees.  This plan is part of the collective bargaining agreement between Kapstone and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, CLC.  The assumed liability for the retroactive benefits provided for prior service was $1.4 million at January 2, 2007, and employees accrue benefits under the Plan as of January 1, 2007.

Net pension cost recognized for the three and six months ended June 30, 2008 and 2007 for the Company’s pension plan, is as follows ($ 000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Service cost for benefits earned during the year	$306	$288	$612	$575
Interest cost on projected benefit obligation	39	20	78	40
Expected return on plan assets	(6)	—	(12)	—
Amortization of prior service cost	—	25	—	50
Net pension cost	$339	$333	$678	$665

KapStone will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone expects to contribute $1.0 million to the pension plan during the third quarter of 2008.

Other Post-retirement Benefits

As part of the KPB acquisition, the Company assumed certain liabilities for retiree medical/life obligations for employees not eligible to retire at December 31, 2006 of $0.9 million. Net postretirement cost recognized for the three and six months ended June 30, 2008 and 2007 for the Company’s retiree medical and life insurance plan was less than $0.1 million, respectively.

Defined Contribution Plans

In January 2007, the Company established a defined contribution plan covering all eligible employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For each of the three months ended June 30, 2008 and 2007, the Company recognized expense of $0.3 million for matching contributions. For the six months ended June 30, 2008 and 2007, the Company recognized expense of $0.7 million and $0.6 million, respectively.

The Company’s Retirement Savings Plan, which covers all eligible salaried employees, provides for contributions based on an employee’s salary and age.  The Company contributions vest 100% after three years. For each of the three months ended June 30, 2008 and 2007, the Company recognized expense for the Retirement Savings Plan of $0.1 million. For the six months ended June 30, 2008 and 2007, the Company recognized expense of $0.3 million and $0.1 million respectively.  Retirement Savings Plan contributions are made to employees’ 401(k) accounts in January of each year.

9.             Stock-Based Compensation

On December 29, 2006, the Company’s stockholders approved the 2006 Incentive Plan (“Plan”).  A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called “Awards”), may be granted under the Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Plan. The number of shares available under the Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees while actually employed the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the Plan are exercisable for a period fixed by the administrator, but not longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

KapStone accounts for these awards under SFAS No. 123(R), Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $0.5 million and $0.7 million of compensation cost for the three and six months ended June 30, 2008, respectively, and $0.2 million for each of the three and six month periods ended June 30, 2007.

At June 30, 2008, the Company reserved 3.0 million shares of common stock for stock option and restricted stock awards.

Stock Options

In April 2008, the Company’s Compensation Committee approved the issuance of 689,679 stock options to directors, executive officers and employees of the Company.  The stock options vest as follows: 50% after two years and the remaining 50% after three years.  The stock options awarded in 2008 have a contractual term of ten years. The stock options are subject to forfeiture should the recipient terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant (April 10, 2008 for the 2008 awards) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The fair value of the KapStone stock options granted in April 2008 was $2.19. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options.  The Company  uses the “simplified method”, as permitted by SAB No. 110, as it does not have any historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for stock options during the period are as follows:

Three Months Ended June 30,
2008
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	24.4%
Expected life (years)	6.5
Risk-free interest rate	3.1%
Expected dividend yield	—%
Expected forfeitures	2.0%

A summary of information related to stock options is as follows:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2008	631,050	$6.77	6.3	$147
Granted	689,679	6.90	9.8	—
Exercised	—	—	—	—
Lapsed (forfeited or canceled)	(33,131)	(6.98)	—	—
Outstanding at June 30, 2008	1,287,598	$6.84	8.1	$(209)
Exercisable at June 30, 2008	—	—	—	—

Total stock-based compensation recorded in the Condensed Consolidated Statements of Income related to the stock option grants was $0.3 million and $0.4 million for the three and six months ended June 30, 2008 respectively, and $0.1 million for the three and six month periods ended June 30, 2007.

As of June 30, 2008, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over the remaining vesting period of approximately two years   No stock options were vested as of June 30, 2008.

Restricted Stock

In April 2008, the Company’s Compensation Committee granted 175,422 restricted stock units to executive officers and employees as compensation for service. These restricted stock units are restricted as to transferability until they vest three years from the grant date. These restricted stock units are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes our restricted stock amounts and activity:

		Weighted
		Average
	Units/	Grant
	Shares	Price
Outstanding at January 1, 2008	174,000	$6.76
Granted	175,422	6.90
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2008	349,422	$6.83

Total stock-based compensation recorded in the Condensed Consolidated Statements of Income related to the restricted stock awards was $0.2 million and $0.3 million for the three and six months ended June 30, 2008, respectively, and $0.1 million for the three and six month periods ended June 30, 2007. As of June 30, 2008, there was $1.7 million of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period of approximately two years. No restricted stock awards were vested as of June 30, 2008.

10.                               Annual Planned Maintenance Outage

Cost of sales for the three and six month periods ended June 30, 2007 included approximately $4.6 million for the annual planned maintenance outage. The planned maintenance outage for 2008 is scheduled to be completed in the quarter ended September 30, 2008.

11.          Segment Information

The Company operates in one geographic segment, the United States. The Company operates in two operating segments: unbleached kraft and dunnage bags. The unbleached kraft segment produces a variety of unbleached kraft paper and linerboard products. These products are sold to customers who convert the paper into end-market finished products. The dunnage bags segment converts unbleached Kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport. The products are sold to distributors and on a direct basis for use by manufacturers, less-than-trailer-load carriers and retail regional distribution centers. Corporate expenses that benefit the entire organization are not charged to the operating segments. Corporate capital expenditures represent mainly expenditures for a new Enterprise Resource Planning system.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Segment (in thousands of U.S. dollars):	2008	2007	2008	2007
Net sales:
Unbleached kraft	$60,545	$52,519	$120,905	$111,001
Dunnage bags	8,905	8,684	16,797	16,452
Elimination of intersegment sales to Dunnage bags	(1,288)	(961)	(2,411)	(1,784)

Total	$68,162	$60,242	$135,291	$125,669

Net sales to external customers:
Unbleached kraft	59,257	51,558	118,494	109,217
Dunnage bags	8,905	8,684	16,797	16,452

Total	$68,162	$60,242	$135,291	$125,669

Operating income / (loss):
Unbleached kraft	$15,930	$7,892	$30,480	$21,406
Dunnage bags	1,269	1,817	2,600	3,312
Corporate	(3,973)	(3,588)	(8,209)	(6,732)

Total	$13,226	$6,121	$24,871	$17,986

Depreciation and amortization:
Unbleached kraft	$2,459	$2,860	$4,932	$4,993
Dunnage bags	94	61	185	101
Corporate	282	8	311	16

Total	$2,835	$2,929	$5,428	$5,110
Capital Spending:
Unbleached kraft	$1,785	$889	$2,560	$2,938
Dunnage bags	28	28	149	57
Corporate	506	2,670	1,911	2,670

Total	$2,319	$3,587	$4,620	$5,665

12.                               Subsequent Event

On July 1, 2008, the Company consummated an asset purchase agreement with MeadWestvaco Corporation to purchase substantially all the assets and assume certain liabilities of the Charleston Kraft Division for $475 million, subject to certain post-closing adjustments. The acquisition consists of an unbleached kraft paper manufacturing facility and electric cogeneration facility in North Charleston, South Carolina and a lumber business located in Summerville, South Carolina.

The acquisition was financed by cash on hand and by a new five-year senior secured credit facility of $515 million consisting of LIBOR based term loans of $415 million and a $100 million revolving credit facility. In addition, $40 million of 8.30% senior notes due July 1, 2015 were issued.  A portion of the proceeds were used to pay off the prior credit facility. The new credit facility was entered into on June 12, 2008, and became effective with the consummation of the acquisition on July 1, 2008.

The Charleston Kraft Division business was deemed an attractive acquisition candidate based on meeting the Company’s objectives of being a North American based profitable company in the paper and packaging industry and for its synergies with the Company’s existing operations.

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

On July 1, 2008, the Company consummated an asset purchase agreement with MeadWestvaco Corporation (MW) to purchase substantially all of the assets and assume certain liabilities of MW’s Charleston Kraft Division (CKD) for $475 million, subject to certain post-closing adjustments.  The acquisition consists of an unbleached kraft paper manufacturing facility and electric cogeneration facility in North Charleston, South Carolina and a lumber business located in Summerville, South Carolina.  The results reported below do not reflect any actual or pro forma adjustments related to the acquisition.

 See Liquidity and Capital Resources – CKD acquisition for discussion of the financing of the CKD acquisition.

Comparison of Results of Operations for the Three Months Ended June 30, 2008 and the Three Months Ended June 30, 2007

The Company’s management uses a variety of financial measurements to analyze its performance. These measurements include (1) Operating Income, (2) Productivity, (3) Selling, General & Administrative (“SG&A”) expenses and (4) Average revenue per ton (for unbleached kraft) and average revenue per dunnage bag (for Ride Rite® Converting).

Operating Income.    Operating income is used by the Company’s management primarily as a measure of its segments’ operating performance. The Company’s management defines operating income as sales minus costs associated with these sales. Sales include sales of unbleached kraft paper products, linerboard and dunnage bags net of term allowances and discounts. For purposes of calculating operating income, costs include the cost of raw materials, labor, maintenance, depreciation and amortization, freight and distribution expenses and selling, general and administrative expenses.

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

	Three Months Ended June 30,		Increase/
(in thousands of U.S. dollars):	2008	2007	(Decrease)
Net sales	$68,162	$60,242	$7,920
Cost of sales, excluding depreciation and amortization	40,800	41,358	(558)
Freight and distribution	6,924	5,674	1,250
Selling, general and administrative expenses	4,564	4,287	277
Depreciation and amortization	2,835	2,929	(94)
Other operating income	187	127	60
Operating income	13,226	6,121	7,105
Interest income	293	485	(192)
Interest expense	460	1,117	(657)
Income before provision for income taxes	13,059	5,489	7,570
Provision for income taxes	4,808	2,040	2,768
Net income	$8,251	$3,449	$4,802

Net sales for the quarter ended June 30, 2008, were $68.2 million compared to $60.2 million for the second quarter of 2008, an increase of 13.3%. The increase in net sales was driven by an $7.8 million increase in the unbleached kraft segment due to higher prices and volume, partially as a result of a change in the timing of the annual planned maintenance outage from June in 2007, to July 2008, and a $0.2 million increase in the dunnage bag segment due to higher volume. Refer to the segment results below for detailed sales information for each segment.

Cost of sales for the quarter ended June 30, 2008, was $40.8 million compared to $41.4 million for the second quarter of 2007, a 1.4% decrease due to a change in the timing of the annual planned maintenance outage which took place in June in 2007 at a cost of approximately $4.6 million, but not until July in 2008, partially offset by higher sales volume and inflation on energy and raw material costs. Production levels in the unbleached kraft segment were 15.2% higher in the 2008 period due to the change in the annual planned maintenance outage. Cost of sales in 2007 also included approximately $0.6 million due to a two-day unplanned outage caused by an electrical fire.

Freight and distribution expenses for the quarter ended June 30, 2008, totaled $6.9 million compared to $5.7 million for the quarter ended June 30, 2007. The increase of $1.2 million reflects higher transportation rates due to fuel oil surcharges, a higher percentage of shipments by truck compared to rail and higher sales volume.

Selling, general and administrative expenses for the quarter ended June 30, 2008 totaled $4.6 million compared to $4.3 million for the quarter ended June 30, 2007. The increase of $0.3 million is due to higher stock compensation costs of $0.3 million, CKD acquisition start up expenses of $0.3 million and occupancy and other costs of $0.3 million; partially offset by lower transitional support services from IP of $0.6 million as the Company terminated the transitional services agreement upon going live with it’s new ERP system.

Depreciation and amortization for the quarter ended June 30, 2008, totaled $2.8 million compared to $2.9 million for the quarter ended June 30, 2007. The decrease of $0.1 million reflects lower depreciation in the unbleached kraft segment, partially offset by higher amortization in Corporate mainly due to the amortization of Company’s new Enterprise Resource Planning (ERP) computer software which was placed into service on April 1, 2008.

Other operating income for the quarters ended June 30, 2008 and 2007, totaled $0.2 million and $0.1 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

Interest income for the quarters ended June 30, 2008 and 2007 was $0.3 million and $0.5 million, respectively. Interest income represents earnings on the Company’s cash and cash equivalents. The decrease in interest income reflects lower interest rates during the 2008 quarter.

Interest expense for the quarters ended June 30, 2008 and 2007, was $0.5 million and $1.1 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of deferred debt issuance costs. Interest expense was $0.6 million less in the quarter ended June 30, 2008, due to a lower amount of outstanding debt and lower interest rates.

Provision for income taxes for the quarter ended June 30, 2008, increased by $2.8 million due to higher pre-tax income. The effective tax rate for the quarter ended June 30, 2008 was 36.8% compared to 37.2% for the similar period in 2007. The decrease in the effective tax rate reflects a greater benefit from the domestic manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended June 30,
Operating Segment ($ 000’s):	2008	2007
Consolidated net sales:
Unbleached kraft	$60,545	$52,519
Dunnage bags	8,905	8,684
Elimination of intersegment sales	(1,288)	(961)

Total net sales	$68,162	$60,242

Operating income / (loss):
Unbleached kraft	$15,930	$7,892
Dunnage bags	1,269	1,817
Corporate	(3,973)	(3,588)

Total operating income	$13,226	$6,121

The following represents analysis and commentary for results of operations for the Company’s two operating segments: Unbleached kraft and Dunnage bags.

Unbleached Kraft

	Three Months Ended June 30,
	2008	2007
Net sales ($000’s):	$60,545	$52,519
Operating income ($000’s):	$15,930	$7,892
Operating income % of net sales	26.3%	15.0%

Average revenue per ton	$581	$539
Tons of paper sold	104,131	97,449

For the three months ended June 30, 2008, unbleached kraft segment net sales increased by $8.0 million, or 15.2%, to $60.5 million compared to $52.5 million for the three months ended June 30, 2007. The average revenue per ton increased $42 per ton, contributing approximately $4.4 million to the sales increase, due to the full realization of 2007 price increases and the partial realization of first quarter 2008 price increases. Volume of paper sold increased by 6,682 tons driven by higher production as the Company changed its annual planned maintenance outage to July 2008, partially offset by a lighter mix of paper. The 2007 annual planned maintenance outage occurred in June.  Intersegment sales to the dunnage bag segment of $1.3 million increased by $0.3 million.

Unbleached kraft segment operating income increased by $8.0 million, or 101.3%, to $15.9 million for the three months ended June 30, 2008 compared to $7.9 million for the three months ended June 30, 2007. The Company changed its annual planned maintenance outage, which took place in June in 2007, to July in 2008, which benefitted the current quarter by approximately $4.6 million. Higher average revenue per ton contributed $4.4 million of the increased operating income. Higher sales volume and productivity gains were partially offset by inflation on energy, chemicals and freight of approximately $3.9 million for the quarter ended June 30, 2008. In addition, operating income for the 2007 period was negatively impacted by approximately $1.0 million due to a two-day unplanned outage caused by an electrical fire. Operating income as a percent of net sales improved to 26.3%.

Dunnage Bags

	Three Months Ended June 30,
	2008	2007
Net sales ($000’s):	$8,905	$8,684
Operating income ($000’s):	$1,269	$1,817
Operating income % of net sales	14.3%	20.9%

Average revenue per bag	$3.82	$3.93
Bags sold (000’s)	2,333	2,211

For the three months ended June 30, 2008, net sales for the dunnage bag segment increased by $0.2 million, or 2.3%, to $8.9 million compared to $8.7 million for the three months ended June 30, 2007 mainly due to a 5.5% increase in unit sales. Average revenue per bag of $3.82 decreased by $0.11 or 2.8%, for the three months ended June 30, 2008 compared to the similar period in the prior year due to increased price competition in 2-ply bags.

Dunnage bag segment operating income decreased by $0.5 million, or 27.8%, to $1.3 million for the three months June 30, 2008 compared to $1.8 million for the three months ended June 30, 2007. The reduction in operating income was due to lower selling prices of $0.2 million, inflation on raw material costs of $0.2 million and other cost increases of $0.1 million. Operating income as a percent of net sales declined to 14.3%.

Corporate

Corporate expenses for the three months ended June 30, 2008 totaled $4.0 million compared to $3.6 million for the three months June 30, 2007. The increase of $0.4 million is due to higher stock compensation costs of $0.3 million, CKD acquisition start up expenses of $0.3 million, personnel additions of $0.2 million, and higher occupancy and other costs of $0.2 million, partially offset by lower transitional support services from IP of $0.6 million as the Company terminated its transitional services agreement with IP upon converting to its new ERP system.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and the Six Months Ended June 30, 2007

	Six Months Ended June 30,		Increase/
(in thousands of U.S. dollars):	2008	2007	(Decrease)
Net sales	$135,291	$125,669	$9,622
Cost of sales, excluding depreciation and amortization	82,358	83,794	(1,436)
Freight and distribution	13,511	11,360	2,151
Selling, general and administrative expenses	9,494	8,007	1,487
Depreciation and amortization	5,428	5,110	318
Other operating income	371	588	(217)
Operating income	24,871	17,986	6,885
Interest income	840	882	(42)
Interest expense	1,213	2,273	(1,060)
Income before provision for income taxes	24,498	16,595	7,903
Provision for income taxes	9,017	6,068	2,949
Net income	$15,481	$10,527	$4,954

Net sales for the six months ended June 30, 2008, were $135.3 million compared to $125.7 million for the first six months of 2007, an increase of 7.6%. The increase in net sales was driven by a $9.3 million increase in the unbleached kraft segment due to higher prices and volume partially as a result of a change in the annual planned maintenance outage from June in 2007, to July 2008, and a $0.3 million increase in the dunnage bag segment due to higher volume. Refer to the segment results below for detailed sales information for each segment.

Cost of sales for the six months ended June 30, 2008, was $82.4 million compared to $83.8 million for the first six months of 2007, a 1.7% decrease. The decrease in cost of sales was mainly due to a change in the timing of the annual planned maintenance outage, which occurred in June in 2007 to July in 2008. The cost of the 2007 outage was approximately $4.6 million. In addition, 2007 results included a $1.5 million non-cash purchase accounting charge to adjust acquired inventory to fair value as part of the KPB acquisition. Partially offsetting these decreases were inflation on energy and raw material costs of approximately $4.7 million and the impact of higher sales volume. Cost of sales in the 2007 period includes approximately $0.6 million due to the impact of a two-day unplanned outage caused by an electrical fire.

Freight and distribution expenses for the six months ended June 30, 2008, totaled $13.5 million compared to $11.4 million for the six months ended June 30, 2007. The increase of $2.1 million reflects higher transportation rates due to fuel oil surcharges, a higher percentage of shipments by truck compared to rail and higher sales volume.

Selling, general and administrative expenses for the six months ended June 30, 2008 totaled $9.5 million compared to $8.0 million for the similar period in 2007. The increase of $1.5 million is due to higher stock compensation costs of $0.5 million, personnel additions of $0.5 million, CKD acquisition start up expenses of $0.3 million, higher sales expenses of $0.3 million and occupancy and other costs of $0.4 million; partially offset by lower transitional support services from IP of $0.5 million as the Company terminated its agreement with IP upon converting to its new ERP system.

Depreciation and amortization for the six months ended June 30, 2008, totaled $5.4 million compared to $5.1 million for the six month period ended June 30, 2007. The increase of $0.3 million is mainly due to amortization of the Company’s new ERP software which was placed into service on April 1, 2008.

Other operating income for the six month periods ended June 30, 2008 and 2007 totaled $0.4 million and $0.6 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

Interest income for the six months ended June 30, 2008 and 2007 was $0.8 million and $0.9 million, respectively. Interest income represents earnings on the Company’s cash and cash equivalents. The decrease in interest income reflects lower interest rates in 2008.

Interest expense for the six month periods ended June 30, 2008 and 2007, was $1.2 million and $2.3 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of deferred debt issuance costs. Interest expense was $1.1 million less in the six month period June 30, 2008, due to a lower amount of outstanding debt and lower interest rates.

Provision for income taxes for the six months ended June 30, 2008, increased by $2.9 million due to higher pre-tax income and reflects an effective tax rate of 36.8% compared to 36.6% for the similar period in 2007. The increase in the effective tax rate reflects a reduced benefit from the domestic manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Six Months Ended June 30,
Operating Segment ($ 000’s):	2008	2007
Consolidated net sales:
Unbleached kraft	$120,905	$111,001
Dunnage bags	16,797	16,452
Elimination of intersegment sales	(2,411)	(1,784)

Total net sales	$135,291	$125,669

Operating income / (loss):
Unbleached kraft	$30,480	$21,406
Dunnage bags	2,600	3,312
Corporate	(8,209)	(6,732)

Total operating income	$24,871	$17,986

The following represents analysis and commentary for results of operations for the Company’s two operating segments: Unbleached kraft and Dunnage bags.

Unbleached Kraft

	Six Months Ended June 30,
	2008	2007
Net sales ($000’s):	$120,905	$111,001
Operating income ($000’s):	$30,480	$21,406
Operating income % of net sales	25.2%	19.3%

Average revenue per ton	$576	$538
Tons of paper sold	209,781	206,398

For the six months ended June, 2008, unbleached kraft segment net sales increased by $9.9 million, or 8.9%, to $120.9 million compared to $111.0 million for the six months ended June 30, 2007. Average revenue per ton increased $38 per ton, contributing approximately $8.0 million to the sales increase, due to the full realization of 2007 price increases and a portion of price increases implemented in the first half of 2008. Volume of paper sold increased by 3,383 tons driven by higher production in 2008 resulting from a change in timing of the annual planned maintenance outage which took place in June in 2007 to July in 2008, partially offset by a lighter mix of paper sold.  Intersegment sales to the dunnage bag segment of $2.4 million increased by $0.6 million.

Unbleached kraft segment operating income increased by $9.1 million, or 42.5%, to $30.5 million for the six months ended June 30, 2008 compared to $21.4 million for the six months ended June 30, 2007. Higher average revenue per ton contributed $8.0 million of the increased operating income. In addition to the impact of the pricing gains, the change in the timing of the annual planned maintenance outage improved operating income by approximately $4.6 million.  Inflation on energy, chemicals, freight and other costs negatively impacted operating income by approximately $5.9 million for the six months ended June 30, 2008.  In addition, 2007 operating income included a $1.2 million non-cash purchase accounting charge adjusting acquired finished goods inventory to fair value and $1.0 million for a two-day unplanned outage caused by an electrical fire. Operating income as a percent of net sales improved to 25.2%.

Dunnage Bags

	Six Months Ended June 30,
	2008	2007
Net sales ($000’s):	$16,797	$16,452
Operating income ($000’s):	$2,600	$3,312
Operating income % of net sales	15.5%	20.1%

Average revenue per bag	$3.79	$3.87
Bags sold (000’s)	4,434	4,255

For the six months ended June 30, 2008, net sales for the dunnage bag segment increased by $0.3 million, or 1.8%, to $16.8 million compared to $16.5 million for the six months ended June 30, 2007 mainly due to a 4.2% increase in unit sales. Average revenue per bag of $3.79 decreased by $0.08 or 2.1%, for the six months ended June 30, 2008 compared to the similar period in the prior year due to increased price competition in 2-ply bags and mix.

Dunnage bag segment operating income decreased by $0.7 million, or 21.2%, to $2.6 million for the six months June 30, 2008 compared to $3.3 million for the six months ended June 30, 2007. Unfavorable volume/mix of $0.4 million and inflation on raw material costs of $0.4 million and other cost increases of $0.2 million contributed approximately $1.0 million of the reduction to operating income. Operating income for the six months ended June 30, 2007, included a $0.3 million non-cash purchase accounting charge adjusting acquired finished goods inventory to fair value as part of the KPB acquisition. Operating income as a percent of net sales declined to 15.5%.

Corporate

Corporate expenses for the six months ended June 30, 2008, totaled $8.2 million compared to $6.7 million for the year six months June 30, 2007. The increase of $1.5 million is due to higher stock compensation costs of $0.5 million, personnel additions of $0.5 million, CKD acquisition start up expenses of $0.3 million, amortization expense for the Company’s new ERP system of $0.2 million and occupancy and other costs of $0.4 million; partially offset by lower transitional support services from IP of $0.5 million.

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

Funding for the acquisition came from a combination of restricted cash funds held in trust at December 31, 2006 and a prior credit facility with various financial institutions and LaSalle National Bank Association.

CKD Acquisition

On July 1, 2008, we consummated the purchase of substantially all of the assets, and the assumption of certain liabilities, of the Charleston Kraft Division (CKD) from MeadWestvaco Corporation (MW) for $475 million, subject to certain post-closing adjustments.  The acquisition consists of an unbleached kraft paper manufacturing facility and an electric cogeneration facility in North Charleston, South Carolina and a lumber business located in Summerville, South Carolina.

We used borrowings under our new Senior Credit Agreement (as defined below), together with the proceeds from the issuance of Senior Notes (as defined below) and cash on hand, to finance the consideration for our acquisition of CKD, to repay our prior credit facility with various financial institutions and LaSalle Bank National Association, and to pay transaction fees and expenses.

Credit Facilities

Senior Credit Agreement

On June 12, 2008, we entered into a Credit Agreement, dated as of June 12, 2008, and effective with the consummation of the acquisition of CKD, (the “Senior Credit Agreement”), among us, KapStone Kraft Paper Corporation, as borrower (“KapStone Kraft”), our other subsidiaries named therein, as guarantors, the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.  The Senior Credit Agreement provides for an aggregate of up to $515,000,000 in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $390,000,000 term A loan facility, a term B loan facility of $25,000,000 and a $100,000,000 revolving credit facility (including a letter of credit subfacility).  The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of the borrower and guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

The term A loan facility is required to be repaid by us in consecutive quarterly installments of $7,312,500 from September 30, 2008 to June 30, 2009, $9,750,000 from September 30, 2009 to June 30, 2010, $12,187,500 from September 30, 2010 to March 31, 2013, with a final payment of all outstanding principal and interest on the maturity date.  The term B loan is required to be repaid by KapStone in consecutive quarterly installments of $468,750 from September 30, 2008 to June 30, 2009, $625,000 from September 30, 2009 to June 30, 2010, $781,250 from September 30, 2010 to March 31, 2015 and $5,781,250 on the maturity date.  Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes and are required to be repaid in full on the maturity date.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility and June 12, 2015 with respect to the term B loan facility and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper will become (or are reasonably expected to become) due; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio is of the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

Outstanding principal under the term B loan facility bears interest at a rate equal to, at our option, either (1) the base rate (which is the higher of the then current Federal Funds rate plus 0.5% of the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facilities) plus a margin of 2.00% or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50%.

Outstanding principal under the term A loan facility and the revolving credit facility initially bears interest at a rate equal to, at our option, either (1) the base rate plus a margin of 1.50%, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.00%.  The undrawn portion of the revolving credit facility is subject to an unused line fee calculated initially at an annual rate of 0.50%.  Commencing six months after the closing of the Senior Credit Facilities, pricing under the term A loan facility and the revolving credit facility and the unused line fee for the revolving credit facility will be determined by reference to a pricing grid based on our total leverage ratio.  Under the pricing grid, the applicable margins for the term A loan facility and the revolving credit facility will range from 0.0% to 1.5% for base rate loans and from 1.50% to 3.00% for Eurodollar loans, and the unused line fee for the revolving credit facility will range form 0.375% to 0.50%.  Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar loans under the revolving credit facility as in effect from time to time, plus a fronting fee on the undrawn amount thereof.

The term loan facilities and the revolving credit facility may be prepaid at any time without premium.  The Senior Credit Facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, exercise of outstanding warrants, debt and equity issuances, and with excess cash flow, in each case subject to certain conditions.

The Senior Credit Facilities contain covenants that restrict, among other things, our ability to create liens, incur indebtedness and guarantees, make certain investments or acquisitions, merge or consolidate, dispose of assets, pay dividends, repurchase or redeem capital stock and subordinated indebtedness, change the nature of their business, enter into certain transactions with affiliates, and make changes in accounting policies or practices except as required by generally accepted accounting principles.  The Senior Credit Facilities also contain a total leverage ratio covenant and a fixed charge coverage ratio.  The Senior Credit Facilities contain events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control.

Note Purchase Agreement

Pursuant to the Note Purchase Agreement dated July 1, 2008 (the “Note Purchase Agreement”) by and among us, KapStone Kraft and the purchasers listed in the Purchaser Schedule attached to the Note Purchase Agreement (the “Purchasers”), the Purchasers purchased from KapStone Kraft senior secured promissory notes (the “Senior Notes”) with an aggregate principal amount of $40,000,000.  The Senior Notes are guaranteed by the Company and the Company’s other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of KapStone Kraft and the other guarantor subsidiaries and up to 66% of the capital stock of the Company’s foreign subsidiaries.

The Senior Notes mature on July 1, 2015 and bear interest at the rate of 8.30% per annum, payable quarterly on the 1st day of October, January, April and July in each year.  The Senior Notes are required to be repaid by KapStone Kraft in annual installments of $3,000,000 on July 1, 2009; $4,000,000 on July 1, 2010; $5,000,000 on July 1, in each of the years 2011 to 2014, inclusive and $13,000,000 on July 1, 2015.  The Senior Notes may be prepaid at any time with the payment of an applicable yield-maintenance amount.  In the event that a mandatory prepayment event occurs under the Senior Credit Agreement (certain asset dispositions, casualty events, exercises of outstanding warrants, debt and equity issuances and excess cash flow, in each case subject to certain conditions), then KapStone Kraft is required to offer to repay, without premium, a pro rata portion of the Senior Notes held by each holder who accepts the KapStone Kraft’s prepayment offer (such portion based on the product of (a) the net cash proceeds from the mandatory prepayment event required to be prepaid pursuant to the Senior Credit Agreement multiplied by (b) a fraction, the number of which is the aggregate outstanding principal amount of the Senior Notes held by such holder and the denominator of which is the sum of (x) the aggregate outstanding principal amount under the Senior Credit Agreement and (y) the aggregate outstanding principal amount under all Senior Notes.)

The Senior Notes contain covenants are substantially the same as the covenants contained in the Senior Credit Agreement.

Subject to the Intercreditor Agreement described below, if an event of default (other than an event of default resulting from certain events of bankruptcy, insolvency or reorganization) occurs and is continuing, the holders of more than 50% in principal amount of Senior Notes then outstanding may declare all of the Senior Notes immediately due and payable together with interest accrued thereon and any yield maintenance amount; provided that if such event of default arises from the failure to pay principal, any yield maintenance amount or interest on the Senior Notes, any holder of a Senior Note may declare all of the Senior Notes held by such holder to be immediately due and payable.  If an event of default relating to the certain events of bankruptcy, insolvency or reorganization occurs and is continuing, the principal, interest and any yield maintenance amount on all of the Senior Notes shall automatically become immediately due and payable without notice or demand of any kind.

Intercreditor and Collateral Agency Agreement

The Company, KapStone Kraft and each of its guarantor subsidiaries entered into an Intercreditor and Collateral Agency Agreement dated July 1, 2008 (the “Intercreditor Agreement”) with Bank of America, N.A., as administrative agent under the Senior Credit Agreement, and each of the holders of Senior Notes.  The Intercreditor Agreement provides, among other things, that the borrowings under the Senior Credit Agreement and the Senior Notes shall be secured equally and ratably by the assets of the Company, KapStone Kraft and the Company’s other domestic subsidiaries.  Bank of America, N.A. is appointed as collateral agent to act on behalf of the holders of the Senior Notes and the lenders under the Senior Credit Agreement.

Cash flow

Cash on hand as of June 30, 2008, decreased by $0.1 million from December 31, 2007, reflecting cash generated from operations of $20.9 million, partially offset by net cash outflow from investing activities of $7.0 million and net cash outflow from financing activities of $14.0 million.

Net cash inflow from operating activities was $20.9 million due to net income of $15.5 million and non-cash charges of $7.7 million. Changes in operating assets and liabilities used $2.3 million reflecting an annual payment of $1.2 million for insurance premiums, incentive payments of $1.7 million and higher trade accounts receivables of $4.0 million, partially offset by higher accounts payable of $2.1 million and accrued expenses of $2.0 million.

Net cash outflow from investing activities was $7.0 million reflecting capital expenditures of $4.6 million. For the six months June 30, 2008, capital expenditures mainly reflect $2.6 million for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina and $1.8 million for the Company’s new ERP system.  Acquisition costs paid of $2.4 million represents costs incurred for the acquisition of the Charleston Kraft Division of MeadWestvaco Corporation.

Net cash outflow generated from financing activities totaled $14.0 million during the six months ended June 30, 2008, and reflects repayments of long-term debt of $15.1 million, partially offset by $1.1 million received from exercises of common stock warrants.

Future Cash Needs

We expect that cash generated from revenues will be sufficient to meet anticipated cash needs primarily consisting of debt service, working capital and capital expenditures.

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

Under KapStone Kraft’s new Senior Secured Credit Facility, we have two term loans totaling $415 million and a revolving loan of $100 million. Advances under the revolving line of credit are primarily based upon percentages of eligible accounts receivable and inventories.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility and June 12, 2015 with respect to the term B loan facility and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper will become (or are reasonably expected to become) due; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio is of the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

 Changes in market rates may impact the base rate in our senior credit agreement. For instance, if the bank’s base rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $4.3 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

The following change to our internal control over financial reporting was implemented during the three months ended June 30, 2008, has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

The Company began using its own enterprise resource planning system (ERP) on April 1, 2008. As part of the conversion from the ERP system hosted by International Paper Company (IP), the Company terminated its Transitional Services Agreement with IP.

PART II. — OTHER INFORMATION

Item 1. —   LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

With the exception of the following update to the risk factors relating to the acquisition of the Charleston Kraft Division (CKD) of MeadWestvaco Corporation, there have been no material changes from the Risk Factors described in our Form 10-K/A for the year ended December 31, 2007 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the CKD acquisition may not be realized.

We consummated the asset purchase agreement with MeadWestvaco with the expectation that the acquisition of CKD will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The transaction will present challenges to management, including the integration of operations, properties and personnel of CKD and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the CKD business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

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

As a result of the CKD acquisition, including the financing necessary to consummate the transaction, we have substantial indebtedness.

As a result of the transaction, we incurred substantial indebtedness, including the financing necessary to pay the cash consideration and transaction-related costs. Our substantial indebtedness could have the following consequences:

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

As a result of the CKD acquisition, our operations will become increasingly global in nature.  Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

Approximately 50% of CKD’s annual revenues in 2007 were derived from export sales and sales from locations outside of the U.S. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

•                                          Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices, and therefore the demand for our products in a particular market.

•                                          Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over the company.

•                                          Changes generally in political, regulatory or economic conditions in the countries in which we conduct business.

These risks could affect the cost of selling our products, our pricing, sales volume, and ultimately our financial performance. The likelihood of such occurrences and their potential effect on the company vary from country to country and are unpredictable.

Our business depends on effective information management systems.

We rely on our enterprise resource planning (ERP) systems to support such critical business operations as processing sales orders and invoicing; inventory control; purchasing and supply chain management; payroll and human resources; and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. If we are unable to adequately maintain such systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, financial results, or our ability to timely and accurately report such results.

Item 2. —    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. —    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. —    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s Annual Meeting of Stockholders was held on May 29, 2008. At the meeting, stockholders voted on (1) the election of two directors for terms of office expiring at the Annual Meeting of Stockholders in 2011, (2) the approval of the Performance Incentive Plan, and (3) the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm of the Registrant for 2008.

		Votes For	Votes Against	Withheld/Abstentions

1.	Directors for re-election
	Matthew Kaplan	23,235,918	—	183,440
	John M. Chapman	23,222,818	—	196,540

2.	Approval of Performance Incentive Plan	19,543,185	45,510	3,830,663

3.	Ratification of Ernst & Young LLP	23,386,161	1,500	31,697

Item 5. —    OTHER INFORMATION

None.

Item 6. —    EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.3	Asset Purchase Agreement dated April 4, 2008 among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC. (1)

3.1	Amended and Restated By-laws. (1)

10.13	Amendment to the KapStone Paper and Packaging Corporation 2006 Incentive Plan. (2)

10.14	Performance Incentive Plan of KapStone Paper and Packaging Corporation. (2)

10.15	Form of Restricted Stock Unit Agreement. (2)

10.16	Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted thereon). (4)

10.17	Note Purchase Agreement, dated July 1, 2008, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation and The Prudential Insurance Company of America. (4)

10.18

Credit Agreement, dated June 12, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto. (3)

10.19

Intercreditor and Collateral Agency Agreement, dated July 1, 2008, by and among Bank of America N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent Under the Credit Facility Agreement on Behalf of the Secured Lender Parties and Certain Institutional Lenders. (4)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on April 4, 2008.

(2)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on April 10, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on June 12, 2008.

(4)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on July 2, 2008.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

August 4, 2008	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer