Form 10-Q
period 2008-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2008-11-10
CIK 1325281

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2008

Commission File Number: 001-33494

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

There were 28,370,248 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 31, 2008, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,874	$56,635
Trade accounts receivable, net	83,955	30,208
Inventories	74,203	19,846
Refundable and prepaid income taxes	11,416	—
Deferred income taxes	2,599	1,263
Prepaid expenses and other current assets	12,650	735
Total current assets	226,697	108,687

Plant, property and equipment, net	481,987	104,858
Other assets	2,160	3,735
Intangible assets, net	48,972	5,875
Goodwill	8,902	2,295

Total assets	$768,718	$225,450

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and notes	$35,752	$19,578
Accounts payable	37,128	11,050
Accrued expenses	32,963	4,867
Accrued compensation costs	12,839	6,625
Accrued income taxes	—	1,477
Total current liabilities	118,682	43,597

Other liabilities:
Long-term debt and notes	443,357	32,922
Pension and post-retirement benefits	7,315	3,420
Deferred income taxes	14,222	1,047
Other liabilities	6,853	279
Total other liabilities	471,747	37,668

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 28,309,377 shares issued and outstanding (40,000 treasury shares outstanding) at September 30, 2008 and 25,280,197 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2007	3	3
Additional paid-in capital	131,336	115,002
Retained earnings	46,887	29,101
Accumulated other comprehensive income	63	79
Total stockholders’ equity	178,289	144,185

Total liabilities and stockholders’ equity	$768,718	$225,450

See notes to condensed consolidated financial statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$207,671	$66,188	$342,962	$191,857
Cost of sales, excluding depreciation and amortization	151,064	39,910	233,422	123,704
Freight and distribution	19,969	6,116	33,480	17,476
Selling, general and administrative expenses	9,757	4,529	19,251	12,552
Depreciation and amortization	12,953	3,178	18,381	8,272
Other operating income	218	399	589	987
Operating income	14,146	12,854	39,017	30,840
Foreign exchange losses	607	—	607	—
Interest income	51	585	891	1,467
Interest expense	8,772	1,044	9,985	3,317
Income before provision for income taxes	4,818	12,395	29,316	28,990
Provision for income taxes	2,513	4,593	11,530	10,661

Net income	$2,305	$7,802	$17,786	$18,329

Weighted-average number of shares outstanding:
Basic	26,904,070	24,968,097	25,859,149	24,967,143
Diluted	38,012,635	36,674,697	36,429,893	35,723,847
Net income per share:
Basic	$0.09	$0.31	$0.69	$0.73
Diluted	$0.06	$0.21	$0.49	$0.51

See notes to condensed consolidated financial statements

KapStone Paper and Packaging Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$17,786	$18,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,381	8,272
Stock based compensation expense	1,189	459
Amortization of debt issuance costs	1,170	193
Deferred income taxes	12,999	628
Changes in operating assets and liabilities:
Trade accounts receivable, net	(17,367)	(5,089)
Interest receivable on short-term investments	—	(379)
Inventories	438	5,280
Refundable and prepaid income taxes	(11,416)	—
Prepaid expenses and other current assets	(4,937)	(573)
Accounts payable	(3,516)	2,496
Accrued expenses	13,818	(881)
Accrued compensation costs	936	5,609
Accrued income taxes	(1,477)	1,927
Net cash provided by operating activities	28,004	36,271

Investing activities
CKD acquisition (net of cash acquired)	(470,451)	(1,200)
KPB acquisition	—	(150,303)
Capital expenditures	(12,714)	(9,070)
Purchase of short-term investments	—	(35,000)
Net cash (used in) investing activities	(483,165)	(195,573)

Financing activities
Proceeds from long-term debt and notes	455,000	60,000
Borrowings under revolving credit facility	71,800	—
Debt issuance costs paid	(12,593)	(855)
Repayment of long-term debt	(88,953)	(3,750)
Receipt of cash held in trust	—	115,239
Redemption of shares	—	(230)
Proceeds from the exercises of common stock warrants	15,146	40
Investment banking fee paid	—	(1,200)
Net cash provided by financing activities	440,400	169,244

Net increase in cash and cash equivalents	(14,761)	9,942
Cash and cash equivalents-beginning of period	56,635	—
Cash and cash equivalents-end of period	$41,874	$9,942

See notes to condensed consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited condensed consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

On July 1, 2008, the Company consummated an asset purchase agreement with MeadWestvaco Corporation (“MWV”) to purchase substantially all of the assets and assume certain liabilities of the Charleston Kraft Division (“CKD”) for $485 million, subject to certain post-closing adjustments. The accompanying condensed consolidated financial statements include the results of CKD since the date of acquisition.

2.             Reclassification

Certain 2007 balances have been reclassified to conform to 2008 presentation, including freight and distribution from cost of sales, and amortization expense from selling, general and administrative expenses in the statements of income for the three and nine month periods ended September 30, 2007. In addition, deferred income taxes have been reclassified from accrued expenses in the statements of cash flows.

3.             Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The Company is currently evaluating the impact of the provisions of this FSP on the consolidated financial statements.

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

4.                                      CKD Acquisition

On July 1, 2008, the Company consummated an asset purchase agreement with MeadWestvaco Corporation (“MWV”) to purchase substantially all of the assets and assume certain liabilities of MWV’s Charleston Kraft Division (“CKD”), for $485 million, subject to certain adjustments. CKD consists of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber business located in Summerville, South Carolina.

The acquisition was financed by cash on hand and by a new  senior secured credit facility of $515 million consisting of a LIBOR based five-year term loan of $390 million, a LIBOR based seven-year term loan of $25 million and a $100 million revolving credit facility. In addition, $40 million of seven-year 8.30% senior notes were issued.  A portion of the proceeds were used to redeem the Company’s prior credit facility.

The CKD business was deemed an attractive acquisition candidate based upon meeting the Company’s objectives of being a North American-based, profitable company in the paper and packaging industry and for its synergies with the Company’s existing operations.

In connection with the CKD acquisition, the Company entered into a Long Term Fiber Supply Agreement (“Supply Agreement”) with MWV. Pursuant to the Supply Agreement, the Company will purchase, on a take or pay basis, certain amounts of pine pulpwood and saw timber at market prices for a period of 15 years. The purchases will be accounted for as raw materials.

The CKD acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and the accompanying condensed consolidated financial statements include the results of CKD since the date of acquisition.

The excess of the purchase price over the aggregate fair value of net assets acquired was allocated to goodwill. The following table summarizes the purchase price ($000’s):

Purchase price (net of cash acquired of $10,572)	$474,428
Preliminary working capital adjustment	(7,525)
Transaction costs	4,748

Total purchase price	$471,651

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition ($000’s):

Trade accounts receivable	$36,380
Inventories	54,795
Prepaid expenses and other current assets	6,978
Plant, property and equipment	378,837
Deferred income taxes	1,160
Intangible assets	46,520
Goodwill	6,607
Accounts payable	(29,594)
Accrued expenses	(14,878)
Accrued compensation costs	(5,278)
Other liabilities	(6,503)
Accrued pension and postretirement benefits	(3,373)
Acquisition consideration	$471,651

The appraisal process for determining the fair value of the acquired CKD assets, in accordance with SFAS No. 141, Business Combinations, included a valuation of the acquired assets with a consideration of the three traditional valuation approaches to fair value: cost, market and income. The preliminary appraisal was based on management’s estimates and assumptions.  As of September 30, 2008, the preliminary purchase accounting is still subject to final adjustment and could materially change in subsequent periods. The Company’s management has not finalized its review of all CKD plant and equipment, intangible assets, deferred income taxes and other liabilities.

Goodwill is allocated amongst reporting units in proportion to the fair value of their net assets acquired at July 1, 2008. Goodwill of $6.6 million was allocated to the unbleached kraft segment as a result of the CKD acquisition. See footnote 14 for additional discussion regarding the Company’s segments.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested annually for impairment, or more frequently, if circumstances indicate a possible impairment may exist.  The impairment test will be conducted in the fourth quarter.

The following table summarizes the acquired intangible assets and their estimated fair value ($000’s):

	Estimated Fair Value	Average Remaining Useful Life In Years
Trademarks and knowledge	$27,700	8
Coal supply contract with below-market terms	13,700	1.5
Engineering documents	2,181	12
Customer relationships	1,989	20
Transportation lease	500	5
Land lease	290	99
Customer backlog	100	1
Emission credits	60	1
Total fair value of intangible assets	$46,520

The fair value of the intangible assets will be amortized on a straight-line basis over the remaining useful lives.  Estimated amortization expense for the next five years is as follows ($000’s):

2008 (third and fourth quarter only)	$6,570
2009	13,060
2010	3,847
2011	3,847
2012	3,847
2013	3,797
Thereafter	11,552
Total amortization	$46,520

The following unaudited pro forma consolidated results of operations assume that the acquisition of CKD occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations ($000’s).

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$207,671	$190,540	$596,268	$568,414
Net income	$2,305	$8,144	$6,020	$13,135
Net income per share basic	$0.09	$0.33	$0.23	$0.53
Net income per share diluted	$0.06	$0.22	$0.17	$0.37

Certain corporate services were performed and allocated or charged by MWV to the historical CKD business. For the three and nine months ended September 30, 2007, and the nine months ended September 30, 2008, amounts allocated or charged by MWV to CKD were $5,304, $15,911 and $14,775, respectively, and are included in net pro forma income.

5.                                      Inventories

Inventories consist of the following at September 30, 2008, and December 31, 2007, respectively ($000’s):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$20,964	$5,351
Work in process	1,573	655
Finished goods	33,449	9,851
Replacement parts and supplies	18,217	3,989

Total inventories	$74,203	$19,846

6.                                      Accrued expenses

 Accrued expenses consist of the following at September 30, 2008, and December 31, 2007, respectively ($000’s):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Accrued interest	$7,124	$65
Accrued taxes other than income	5,428	1,835
Accrued maintenance cost	3,956	402
Accrued liability with MWV	3,822	—
Accrued energy	3,396	—
Accrued workers compensation	1,920	5
Accrued freight	1,839	569
Other accruals	5,478	1,991
Total accrued expenses	$32,963	$4,867

7.                                      Long-Term Debt and Credit Facility

Senior Credit Agreement

On June 12, 2008, the Company entered into a Credit Agreement, effective with the consummation of the acquisition of CKD, (the “Senior Credit Agreement”) which provides for an aggregate of up to $515 million in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility (including a letter of credit sub-facility).  The Senior Credit Agreement replaces the prior senior secured credit facility due on December 31, 2011. The Senior Credit Facilities are guaranteed by the Company and its domestic subsidiaries and are secured by substantially all of the Company’s assets.

The Senior Credit Facilities are required to be repaid in consecutive quarterly installments with final payments of all outstanding principal and interest on the maturity date. The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper Company will become (or are reasonably expected to become) due (January 2, 2011); provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

Outstanding principal under the term A loan facility and the revolving credit facility initially bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus a margin of 1.50%, or (2) the reserve adjusted one, two, three or six-month LIBOR rate plus a margin of 3.00%.   Commencing six months after the closing of the Senior Credit Facilities, pricing under the term A loan facility and the revolving credit facility and the unused line fee for the revolving credit facility will be determined by reference to a pricing grid based on our total leverage ratio.  Under the pricing grid, the applicable margins for the term A loan facility and the revolving credit facility will range from 0.0% to 1.5% for base rate loans and from 1.50% to 3.00% for Eurodollar loans, and the unused line fee for the revolving credit facility will range from 0.375% to 0.50%.  At September 30, 2008, the revolving credit facility was a base rate loan at a rate of 6.5% and term loan A was a LIBOR loan with a 6.1225% rate. The unused line fee for the revolving credit facility was 0.50% at September 30, 2008.

Outstanding principal under the term B loan facility bears interest at a rate equal to, at the Company’s option, either (1) the base rate plus a margin of 2.00% or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50%.  At September 30, 2008, the term B loan was a LIBOR loan with a 6.6225% rate.

The term loan facilities and the revolving credit facility may be prepaid at any time without premium penalties.  The Senior Credit Facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, exercise of outstanding warrants, debt and equity issuances, and with excess cash flow, in each case subject to certain conditions. During the three months ended September 30, 2008, an $11.9 million mandatory prepayment was made reflecting proceeds from the exercises of common stock warrants.

Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes.

Note Purchase Agreement

Pursuant to the Note Purchase Agreement dated July 1, 2008 (the “Note Purchase Agreement”) the Company issued senior secured promissory notes (the “Senior Notes”) with an aggregate principal amount of $40 million.  The Senior Notes are guaranteed by the Company and secured by substantially all of the Company’s assets.

The Senior Notes are required to be repaid in annual installments until the maturity date of July 1, 2015 and bear interest at the rate of 8.30%.

The Senior Notes may be prepaid at any time with the payment of an applicable yield-maintenance amount.  In the event that a mandatory prepayment event occurs under the Senior Credit Agreement (certain asset dispositions, casualty events, exercises of outstanding warrants, debt and equity issuances and excess cash flow, in each case subject to certain conditions), then the Company is required to offer to repay, without premium, a pro rata portion of the Senior Notes held by each holder who accepts the Company’s prepayment offer (such portion based on the product of (a) the net cash proceeds from the mandatory  prepayment event required to be prepaid pursuant to the Senior Credit Agreement multiplied by (b) a fraction, the numerator of which is the aggregate outstanding principal amount of the Senior Notes held by such holder and the denominator of which is the sum of (x) the aggregate outstanding principal amount under the Senior Credit Agreement and (y) the aggregate outstanding principal amount under all Senior Notes.)

Long-term debt and notes at September 30, 2008 and December 31, 2007, is summarized as follows ($000’s):

	September 30, 2008	December 31, 2007
	(Unaudited)
Term A loan with interest payable quarterly at LIBOR plus 3.0%	$371,719	$—
Term B loan with interest payable quarterly at LIBOR plus 3.5%	23,828	—
Senior Notes with interest payable quarterly at 8.3%	40,000	—
Revolving credit facility (6.5% at September 30, 2008)	54,800	—
Term loan (6.3% at December 31, 2007)	—	52,500
Less current portion of long-term debt and notes	(35,752)	(19,578)
Less unamortized debt issuance costs	(11,238)	—
Total	$443,357	$32,922

The Company recorded approximately $12.6 million of debt issuance costs associated with the new Senior Credit Agreement, which is being amortized over a five-year period using the effective interest method. In addition, in the three months ended September 30, 2008, $0.2 million of debt issuance costs from the prior credit facility were amortized.

The Senior Credit Agreement and Senior Notes contain, among other provisions, requirements for maintaining certain financial ratios and limitations on certain payments. As of September 30, 2008, the Company was in compliance with such provisions.

8.                                      Stockholder’s equity

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

For the nine months ended September 30, 2008, 3,029,180 common stock warrants were exercised with proceeds totaling $15.1 million.

9.                                      Income taxes

The Company’s U.S. federal statutory tax rate is 35% for 2008 and 2007. The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was 39.3% and 36.8%, respectively. The effective tax rate for the three and nine months ended September 30, 2008 increased due to a lower benefit from the federal domestic manufacturing deduction.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 through 2007.

10.                               Net income per share

Basic and diluted net income per share is calculated as follows ($000’s except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income as reported	$2,305	$7,802	$17,786	$18,329
Weighted-average number of common shares for basic net income per share	26,904,070	24,968,097	25,859,149	24,967,143
Incremental effect of dilutive common stock equivalents:
Common stock warrants	10,734,412	11,690,113	10,331,418	10,747,228
Underwriter’s purchase option	243,280	—	120,111	—
Unvested restricted stock awards	130,873	16,487	119,215	9,476

Weighted-average number of shares for diluted net income per share	38,012,635	36,674,697	36,429,893	35,723,847

Net income per share – basic	$0.09	$0.31	$0.69	$0.73

Net income per share – diluted	$0.06	$0.21	$0.49	$0.51

Stock option grants were outstanding during all periods, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

Underwriter’s purchase option with respect to 1,000,000 Units was outstanding during the three and nine months ended September 30, 2007, but such Units were not included in the computation of diluted earnings per share because the effect of including the underwriter’s option would be anti-dilutive.

11.                               Pension plan and post retirement benefits

Defined Benefit Plan

As part of the Company’s acquisition of the Kraft Papers Business (KPB) in January 2007, the Company established the KapStone Paper and Packaging Corporation Defined Benefit Plan (“Plan”) to provide benefits for approximately 560 union represented employees.  This plan is part of the collective bargaining agreement between KapStone and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, and CLC.  The assumed liability for the retroactive benefits provided for prior service was $1.4 million at January 2, 2007, and employees began to accrue benefits under the Plan as of January 1, 2007.

As part of the CKD acquisition, the Company assumed certain liabilities of $1.4 million for defined benefit obligations for 615 union employees at July 1, 2008. CKD union employees began earning benefits under the KapStone Plan as of the acquisition date and has been considered in the determination of net pension cost for the three and nine months ended September 30, 2008.

Net pension cost recognized for the three and nine months ended September 30, 2008 and 2007 for the Company’s pension plan, is as follows ($000’s):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost for benefits earned during the year	$694	$288	$1,306	$863
Interest cost on projected benefit obligation	60	20	138	60
Expected return on plan assets	(7)	—	(19)	—
Amortization of prior service cost	—	25	—	75
Net pension cost	$747	$333	$1,425	$998

KapStone funds its Plan according to IRS funding limitations. Based on those limitations, KapStone funded $1.0 million to the pension plan during the three months ended September 30, 2008.

Other Post-retirement Benefits

As part of the CKD acquisition, the Company assumed certain liabilities of $1.8 million for retiree medical/life obligations for employees not eligible to retire at June 30, 2008. Net postretirement cost recognized for each of the three and nine months ended September 30, 2008 for the Company’s retiree medical and life insurance plan was approximately $0.1 million.

Defined Contribution Plans

In January 2007, the Company established the KapStone’s Retirement Savings Plan, a defined contribution plan covering all eligible employees. Company contributions to the plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For the three months ended September 30, 2008 and 2007, the Company recognized expense of $0.8 million and $0.2 million, respectively, for matching contributions. For the nine months ended September 30, 2008 and 2007, the Company recognized expense of $1.5 million and $0.8 million, respectively.

The Company’s Retirement Savings Plan, which covers all eligible salaried employees, provides for contributions based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three months ended September 30, 2008 and 2007, the Company recognized expense for the Retirement Savings Plan of $0.5 million and $0.2 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized expense of $0.8 million and $0.5 million, respectively.  Retirement Savings Plan contributions are made to employees’ 401(k) accounts in January of each year.

12.                               Stock-Based Compensation

On December 29, 2006, the Company’s stockholders approved the 2006 Incentive Plan (“2006 Plan”).  A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called “Awards”), may be granted under the 2006 Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees while actually employed the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the 2006 Plan are exercisable for a period fixed by the administrator, but not longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

KapStone accounts for these awards under SFAS No. 123(R), Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $0.5 million and $1.2 million of compensation cost for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2007, respectively.

At September 30, 2008, the Company had reserved 3.0 million shares of common stock for stock option and restricted stock awards.

Stock Options

In 2008, the Company’s Compensation Committee approved the issuance of 747,781 stock options to directors, executive officers and employees of the Company.  The stock options vest as follows: 50% after two years and the remaining 50% after three years.  The stock options awarded in 2008 have a contractual term of ten years. The stock options are subject to forfeiture should  recipients terminate their employment with the Company for certain reasons prior to vesting in their awards, or upon the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in 2008 was $2.11. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options.  The Company  uses the “simplified method”, as permitted by SAB No. 110, as it does not have any historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for determining the fair value of stock options awarded during the period are as follows:

KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	24.4%
Expected life (years)	6.5
Risk-free interest rate	3.4%
Expected dividend yield	—%
Expected forfeitures	2.0%

A summary of information related to stock options is as follows:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2008	631,050	$6.77	6.3	$147
Granted	747,781	6.97	9.6	—
Exercised	—	—	—	—
Lapsed (forfeited or canceled)	(33,131)	(6.98)	—	—
Outstanding at September 30, 2008	1,345,700	$6.88	7.9	$(703)
Exercisable at September 30, 2008	—	—	—	—

Total stock-based compensation recorded in the Condensed Consolidated Statements of Income related to the stock option grants was $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, there was $1.8 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over the remaining vesting period of approximately two years   No stock options were vested as of September 30, 2008.

Restricted Stock

In 2008, the Company’s Compensation Committee granted 194,688 restricted stock units to executive officers and employees as compensation for service. These restricted stock units are restricted as to transferability until they vest three years from the grant date. These restricted stock units are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes restricted stock amounts and activity:

		Weighted
		Average
	Units/	Grant
	Shares	Price
Outstanding at January 1, 2008	174,000	$6.76
Granted	194,688	6.99
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2008	368,688	$6.88

Total stock-based compensation recorded in the Condensed Consolidated Statements of Income related to the restricted stock awards was $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2007, respectively. As of September 30, 2008, there was $1.6 million of total unrecognized compensation cost related to the restricted stock which, will be recognized over the remaining vesting period of approximately two years. No restricted stock awards were vested as of September 30, 2008.

13.                               Annual Planned Maintenance Outage

Cost of sales for the nine month periods ended September 30, 2008 and 2007 included approximately $6.0 million and $4.6 million, respectively, for the annual planned maintenance outage costs at the Company’s North Carolina unbleached kraft paper facility, which are expensed as incurred.  The annual planned maintenance outage occurred in the third quarter of 2008 and in the second quarter of 2007.

14.                               Segment Information

Prior to the acquisition of CKD, the Company had two reportable segments, unbleached kraft and dunnage bags.  After the CKD acquisition the Company determined, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that it has one reportable segment. The unbleached kraft reportable segment consists of the Company’s unbleached kraft paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard products, unbleached kraft board and saturating kraft. These products are sold to customers who convert our products into end-market finished products. The all other category consists of the Company’s dunnage bag operating segment, based in Fordyce, Arkansas, which converts unbleached kraft paper and film into inflatable dunnage products, which are used to secure freight to minimize movement and potential damage of goods and products during transport, and the lumber business operating segment, based in Summerville, South Carolina, which produces dimensional softwood board lumber which is sold to regional lumber yards.

Corporate expenses that benefit the entire organization are not charged to the operating segments.

The Company operates in two geographic segments, the United States and International. For the nine months ended September 30, 2008 approximately 29% of consolidated net sales were to International customers.

Segment disclosures have been revised to conform to the new presentation for all reporting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment (in thousands of U.S. dollars):	2008	2007	2008	2007
Net sales:
Unbleached kraft	$194,726	$58,967	$315,631	$169,968
All other	13,781	8,254	30,578	24,706
Elimination of intersegment sales	(836)	(1,033)	(3,247)	(2,817)

Total	$207,671	$66,188	$342,962	$191,857

Net sales to external customers:
Unbleached kraft	193,890	57,934	312,384	167,151
All other	13,781	8,254	30,578	24,706

Total	$207,671	$66,188	$342,962	$191,857

Operating income / (loss):
Unbleached kraft	$19,884	$15,297	$50,364	$36,703
All other	1,332	1,420	3,932	4,732
Corporate	(7,070)	(3,863)	(15,279)	(10,595)

Total	$14,146	$12,854	$39,017	$30,840

Operating Segment (in thousands of U.S. dollars):	September 30, 2008	December 31, 2007
Total assets :
Unbleached kraft	$663,066	$144,798
All other	43,151	17,079
Corporate	62,501	63,573
Total	$768,718	$225,450

Item 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Item 1A in this Form 10-Q and in our other Securities and Exchange Commission filings.  The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update such statements as a result of new information, future events or otherwise.

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

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business (“ KPB’’), a division of International Paper Company (“IP”), consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million in cash, less certain post-closing adjustments of $7.8 million, plus two contingent earn-out payments of up to $60 million (in aggregate), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.  Any contingent earn-out payments will be accounted for as additional purchase price consideration and recorded as goodwill.

On July 1, 2008, the Company consummated an asset purchase agreement with MeadWestvaco Corporation (“MWV”) to purchase substantially all of the assets and assume certain liabilities of MWV’s Charleston Kraft Division (“CKD”) for $485 million, subject to certain closing adjustments.  The acquisition consists of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber business located in Summerville, South Carolina.

The results reported below do not reflect any actual or pro forma adjustments related to the acquisition prior to the consummation of the acquisition on July 1, 2008. The results reported below include the results of CKD since the date of acquisition, July 1, 2008.

 See Liquidity and Capital Resources – CKD Acquisition for discussion of the financing of the CKD acquisition.

Comparison of Results of Operations for the Three Months Ended September 30, 2008 and the Three Months Ended September 30, 2007

The Company’s management uses a variety of financial measurements to analyze its performance. These measurements include (1) Operating Income, (2) Tons Sold, (3) Selling, General & Administrative (“SG&A”) expenses and (4) Average revenue per ton (for unbleached kraft).

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

Selling, General and Administrative Expenses.   SG&A expenses include selling, customer service and corporate employee salaries and benefits, professional fees, and information technology expenses, including fees paid  for transitional services support.

Average Revenue per Ton.  Average revenue per ton represents gross revenue divided by the tons of unbleached kraft products sold.

	Three Months Ended September 30,		Increase/
(in thousands of U.S. dollars):	2008	2007	(Decrease)
Net sales	$207,671	$66,188	$141,483
Cost of sales, excluding depreciation and amortization	151,064	39,910	111,154
Freight and distribution	19,969	6,116	13,853
Selling, general and administrative expenses	9,757	4,529	5,228
Depreciation and amortization	12,953	3,178	9,775
Other operating income	218	399	(181)
Operating income	14,146	12,854	1,292
Foreign exchange losses	607	—	607
Interest income	51	585	(534)
Interest expense	8,772	1,044	7,728
Income before provision for income taxes	4,818	12,395	(7,577)
Provision for income taxes	2,513	4,593	(2,080)
Net income	$2,305	$7,802	$(5,497)

Net sales for the quarter ended September 30, 2008 were $207.7 million compared to $66.2 million for the third quarter of 2007, an increase of 214%. The increase in net sales was driven primarily by the acquisition of the Charleston Kraft Division (CKD) of MeadWestvaco Corporation (MWV) on July 1, 2008. The acquisition accounted for $141.1 million of the increase. The balance of the increase in net sales was driven by higher prices of $5.3 million, mainly in the unbleached kraft segment, offset by sales volume decline of $4.9 million in the quarter mainly in the unbleached kraft segment reflecting lower production volumes due to a change in the timing of the annual planned maintenance outage from June in 2007 to July in 2008. Refer to the segment results below for detailed sales information for each segment.

Cost of sales for the quarter ended September 30, 2008 was $151.1 million compared to $39.9 million for the third quarter of 2007, a 279% increase. The increase in cost of sales was driven primarily by the acquisition of CKD on July 1, 2008. The acquisition accounted for $102.7 million of the increase which included a $0.7 million non-cash purchase accounting charge to adjust acquired inventory to fair value. The balance of the increase in cost of sales was driven by a change in the timing of the annual planned maintenance outage which took place in June in 2007 at a cost of approximately $4.6 million, but not until July in 2008 at a cost of $6.0 million. In addition, inflation on energy and raw material costs of $4.5 million increased cost of sales which was partially offset by lower sales volume and productivity improvements of $2.0 million. Production levels in the unbleached kraft segment were 10% lower in the 2008 period due to the change in the annual planned maintenance outage.

Freight and distribution expenses for the quarter ended September 30, 2008, totaled $20.0 million compared to $6.1 million for the quarter ended September 30, 2007. The increase of $13.9 million was driven primarily by the CKD acquisition of $13.0 million. In addition, higher transportation rates due to fuel oil surcharges and a higher percentage of shipments by truck compared to rail increased costs by $1.5 million. Lower sales volume reduced costs for the current quarter by $0.6 million compared to the 2007 period.

Selling, general and administrative expenses for the quarter ended September 30, 2008 totaled $9.8 million compared to $4.5 million for the quarter ended September 30, 2007. The increase of $5.3 million is due to $2.2 million of CKD direct selling and administrative expenses, acquisition related start up expenses of $1.5 million, transitional support from MWV of $1.8 million and other cost increases of $0.5 million, partially offset by lower transitional support services from IP for the KPB acquisition of $0.7 million as the Company terminated the transitional services agreement upon going live with its new ERP system.

Depreciation and amortization for the quarter ended September 30, 2008 totaled $13.0 million compared to $3.2 million for the quarter ended September 30, 2007. The increase of $9.8 million mainly reflects the impact of the CKD acquisition comprised of $6.8 million of depreciation and $3.3 million of amortization of intangible assets, which includes $2.3 million for the amortization of the intangible asset related to the coal contract.

Other operating income for the quarters ended September 30, 2008 and 2007 totaled $0.2 million and $0.4 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

Foreign exchange losses of $0.6 million for the quarter ended September 30, 2008 reflect the impact of a 9% stronger US dollar compared to the euro. The Company invoices certain European customers in euros.

Interest income for the quarters ended September 30, 2008 and 2007 was $0.1 million and $0.6 million, respectively. Interest income represents earnings on the Company’s cash and cash equivalents. The decrease in interest income reflects the Company use of cash and cash equivalents to fund a portion of the CKD acquisition.

Interest expense for the quarters ended September 30, 2008 and 2007 was $8.8 million and $1.0 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of deferred financing costs. Interest expense was $7.8 million higher in the quarter ended September 30, 2008 as the Company obtained a new $515 million senior credit facility and $40 million of senior notes to finance the CKD acquisition. Interest expense for the three months ended September 30, 2008, includes $7.8 million of interest and fees, $0.8 million for amortization of financing costs, and $0.2 million of amortization of debt issuance costs from the prior credit facility.

Provision for income taxes for the quarter ended September 30, 2008 decreased by $2.1million due to lower pre-tax income and a higher effective tax rate. The effective tax rate for the quarter ended September 30, 2008 increased due to a lower benefit from the federal domestic manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by segment:

	Three Months Ended September 30,
Operating Segment ($000’s):	2008	2007
Consolidated net sales:
Unbleached kraft	$194,726	$58,967
All other	13,781	8,254
Elimination of intersegment sales	(836)	(1,033)

Total net sales	$207,671	$66,188

Operating income / (loss):
Unbleached kraft	$19,884	$15,297
All other	1,332	1,420
Corporate	(7,070)	(3,863)

Total operating income	$14,146	$12,854

The following represents analysis and commentary for results of operations for the Company’s unbleached kraft reportable segment and the dunnage bags and lumber business operating segments in all other:

Unbleached Kraft

	Three Months Ended September 30,
	2008	2007
Net sales ($000’s):	$194,726	$58,967
Operating income ($000’s):	$19,884	$15,297
Operating income % of net sales	10.2%	25.9%

Average revenue per ton	$605	$551
Tons sold	321,792	107,092

For the three months ended September 30, 2008, the unbleached kraft segment net sales increased by $135.7 million, or 230%, to $194.7 million compared to $59.0 million for the three months ended September 30, 2007. The CKD acquisition accounted for $136.2 million and 223,836 tons sold. The balance of the sales change reflects lower volume for the existing business of 9,136 tons, or $5.0 million, resulting from lower production due to a change in the timing of the annual planned maintenance outage in North Carolina to July 2008. The 2007 annual planned maintenance outage occurred in June. The average revenue per ton for the existing business increased by $46/ton to $597/ton, resulting in an increase in net sales of $4.5 million. Intersegment sales to the all other segment of $0.8 million decreased by $0.2 million.

Unbleached kraft segment operating income increased by $4.6 million, or 30%, to $19.9 million for the three months ended September 30, 2008 compared to $15.3 million for the three months ended September 30, 2007. The CKD acquisition accounted for $13.4 million of the operating income increase. Included in CKD’s results is a $1.0 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, which was recognized within cost of sales upon sale of the inventory. Also included in CKD’s results is a $2.3 million quarterly charge for the amortization of an intangible asset recorded for the acquired coal contract with favorable prices valued at $13.7 million at the date of acquisition. The balance of the operating income change reflects a change in the annual planned maintenance outage, which took place in June in 2007, to July in 2008, which negatively impacted the current quarter by approximately $6.0 million. Higher average revenue per ton contributed $4.5 million of operating income but was offset by inflation on energy, raw materials and freight of approximately $5.0 million and lower sales volume of $2.3 million for the quarter ended September 30, 2008.  Operating income as a percentage of net sales declined to 10.2%.

All other

	Three Months Ended September 30,
	2008	2007
Net sales ($000’s):	$13,781	$8,254
Operating income ($000’s):	$1,332	$1,420
Operating income % of net sales	9.7%	17.2%

For the three months ended September 30, 2008, net sales for “all other” increased by $5.5 million, or 66%, to $13.8 million compared to $8.3 million for the three months ended September 30, 2007. The lumber business from the CKD acquisition accounted for $4.9 million of the sales increase. The balance of the increase in net sales came mainly from higher dunnage bag average revenue per bag of $0.7 million.

All other operating income decreased by $0.1 million, or 7%, to $1.3 million for the three months ended September 30, 2008 compared to $1.4 million for the three months ended September 30, 2007. The decrease in operating income was due to a loss for the lumber business of $0.3 million partially offset by higher operating income in the dunnage bag business. Operating income as a percentage of net sales declined to 9.7%.

Corporate

Corporate expenses for the three months ended September 30, 2008 totaled $7.1 million compared to $3.9 million for the three months ended September 30, 2007. The increase of $3.2 million is due to CKD acquisition start up expenses of $1.5 million, transitional services provided by MWV of $1.8 million, amortization expense of the Company’s new ERP system of $0.3 million  and higher stock compensation costs of $0.3 million, partially offset by lower transitional support services from IP of $0.7 million as the Company terminated its transitional services agreement with IP upon converting to its new ERP system.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and the Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Increase/
(in thousands of U.S. dollars):	2008	2007	(Decrease)
Net sales	$342,962	$191,857	$151,105
Cost of sales, excluding depreciation and amortization	233,422	123,704	109,718
Freight and distribution	33,480	17,476	16,004
Selling, general and administrative expenses	19,251	12,552	6,699
Depreciation and amortization	18,381	8,272	10,109
Other operating income	589	987	(398)
Operating income	39,017	30,840	8,177
Foreign exchange losses	607	—	607
Interest income	891	1,467	(576)
Interest expense	9,985	3,317	6,668
Income before provision for income taxes	29,316	28,990	326
Provision for income taxes	11,530	10,661	869
Net income	$17,786	$18,329	$(543)

Net sales for the nine months ended September 30, 2008 were $343.0 million compared to $191.9 million for the first nine months of 2007, an increase of 79%. The increase in net sales was driven primarily by the acquisition of the CKD on July 1, 2008. The acquisition accounted for $141.1 million of the increase. The balance of the increase in net sales was driven by higher prices of $13.3 million, mainly in the unbleached kraft segment, offset by lower volume of $3.3 million. Refer to the segment results below for detailed sales information for each segment.

Cost of sales for the nine months ended September 30, 2008, was $233.4 million compared to $123.7 million for the first nine months of 2007, an increase of 89%. The increase in cost of sales was primarily driven by the acquisition of CKD on July 1, 2008. The acquisition accounted for $102.7 million of the increase. The balance of the increase in cost of sales was mainly due to inflation on raw material costs of $10.2 million and a $1.4 million increase in the cost of the annual planned maintenance outage partially offset by lower sales volume. In addition, 2008 and 2007 results included $0.7 million and $1.5 million non-cash purchase accounting charges, respectively, to adjust acquired inventory to fair value as part of the CKD and KPB acquisitions.

Freight and distribution expenses for the nine months ended September 30, 2008 totaled $33.5 million compared to $17.5 million for the nine months ended September 30, 2007. The increase of $16.0 million mainly reflects the acquisition of CKD. The acquisition accounted for $13.0 million of the increase. The balance of the increase in freight and distribution reflects higher transportation rates due to fuel oil surcharges of $2.9 million and a higher percentage of shipments by truck compared to rail of $0.5 million, partially offset by lower sales volume of $0.4 million.

Selling, general and administrative expenses for the nine months ended September 30, 2008 totaled $19.3 million compared to $12.6 million for the same period in 2007. The increase of $6.7 million reflects CKD’s direct selling and administrative expenses of $2.2 million, acquisition related start up expenses of $1.6 million, transitional services provided by MWV of $1.8 million, higher stock compensation costs of $0.7 million and other cost increases of $1.5 million, partially offset by lower transitional support services from IP of $1.1 million as the Company terminated its transitional service s agreement with IP upon converting to its new ERP system.

Depreciation and amortization for the nine months ended September 30, 2008, totaled $18.4 million compared to $8.3 million for the nine month period ended September 30, 2007. The increase of $10.1 million is due to the CKD acquisition which resulted in $6.8 million of depreciation and $3.3 million of amortization of intangible assets, which includes $2.3 million of amortization for the intangible asset related to the coal contract.

Other operating income for the nine months ended September 30, 2008 and 2007 totaled $0.6 million and $1.0 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

Foreign exchange losses of $0.6 million for the nine months ended September 30, 2008 reflect the impact of a 9% stronger US dollar compared to the euro. The Company invoices certain European customers in euros.

Interest income for the nine months ended September 30, 2008 and 2007 was $0.9 million and $1.5 million, respectively. Interest income represents earnings on the Company’s cash and cash equivalents. The decrease in interest income reflects the Company’s use of cash and cash equivalents used to fund a portion of the CKD acquisition.

Interest expense for the nine months ended September 30, 2008 and 2007 was $10.0 million and $3.3 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of debt issuance costs. Interest expense was $6.7 million higher in the nine months ended September 30, 2008, primarily due to the Company obtaining a new $515 million senior credit facility and $40 million of senior notes to finance the CKD acquisition. In addition, interest expense for the nine months ended September 30, 2008 includes $0.3 million of amortization of the debt issuance costs from the prior credit facility.

Provision for income taxes for the nine months ended September 30, 2008 increased by $0.9 million due to a higher effective tax rate driven by a lower benefit from the federal domestic manufacturing deduction. The effective tax rate of 39.3% for the nine months ended September 30, 2008 compared to 36.8% for the same period in 2007.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by segment:

	Nine Months Ended September 30,
Operating Segment ($000’s):	2008	2007
Consolidated net sales:
Unbleached kraft	$315,631	$169,968
All other	30,578	24,706
Elimination of intersegment sales	(3,247)	(2,817)

Total net sales	$342,962	$191,857

Operating income / (loss):
Unbleached kraft	$50,364	$36,703
All other	3,932	4,732
Corporate	(15,279)	(10,595)

Total operating income	$39,017	$30,840

The following represents analysis and commentary for results of operations for the Company’s unbleached kraft reportable segment and the dunnage bags and lumber business operating segments in all other:

Unbleached Kraft

	Nine Months Ended September 30,
	2008	2007
Net sales ($000’s):	$315,631	$169,968
Operating income ($000’s):	$50,364	$36,703
Operating income % of net sales	16.0%	21.6%

Average revenue per ton	$594	$542
Tons sold	531,573	313,487

For the nine months ended September, 2008, unbleached kraft segment net sales increased by $145.6 million, or 86%, to $315.6 million compared to $170.0 million for the nine months ended September 30, 2007. The CKD acquisition accounted for $136.2 million of the sales increase and 223,836 additional tons sold. The balance of the net sales change reflects higher average revenue per ton of $41, contributing approximately $12.6 million to the sales increase, due to the full realization of 2007 price increases and a portion of price increases implemented in February, July and August of 2008. Volume sold decreased by 5,750 tons, or $3.2 million.  Intersegment sales to all other segments of $3.2 million increased by $0.4 million compared to the prior year.

Unbleached kraft segment operating income increased by $13.7 million, or 37%, to $50.4 million for the nine months ended September 30, 2008 compared to $36.7 million for the nine months ended September 30, 2007. The CKD acquisition accounted for $13.4 million of the increase. Included in CKD’s results is a $1.0 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, which was recognized within cost of sales upon sale of inventory. Also included in CKD’s results is a $2.3 million quarterly charge for the amortization of an intangible asset recorded for the acquired coal contract with favorable prices valued at $13.7 million at the date of acquisition. The balance of the change in operating income reflects higher average revenue per ton, which contributed $12.6 million, offset by inflation on energy, raw materials, freight and other costs of $11.8 million and a $1.4 million increase in the cost of the annual planned maintenance outage and lower sales volume.  In addition, 2007 operating income included a $1.2 million non-cash purchase accounting charge adjusting acquired finished goods inventory to fair value and $1.0 million for a two-day unplanned outage caused by an electrical fire. Operating income as a percentage of net sales declined to 16.0%.

All other

	Nine Months Ended September 30,
	2008	2007
Net sales ($000’s):	$30,578	$24,706
Operating income ($000’s):	$3,932	$4,732
Operating income % of net sales	12.9%	19.2%

For the nine months ended September 30, 2008, net sales for “all other” increased by $5.9 million, or 24%, to $30.6 million compared to $24.7 million for the nine months ended September 30, 2007, mainly due to the lumber business from the CKD acquisition, which accounted for $4.9 million of the net sales increase. The balance of the net sales increase was due to higher dunnage bag prices and increased volume.

All other operating income decreased by $0.8 million, or 17%, to $3.9 million for the nine months ended September 30, 2008 compared to $4.7 million for the nine months ended September 30, 2007.  The CKD acquisition accounted for $0.3 million of the operating income reduction. The balance of the reduction was driven by inflation on raw material and freight costs which exceeded price increases in the dunnage bag segment. Operating income for the nine months ended September 30, 2007 included a $0.3 million non-cash purchase accounting charge adjusting acquired finished goods inventory to fair value as part of the KPB acquisition. Operating income as a percentage of net sales declined to 12.9%.

Corporate

Corporate expenses for the nine months ended September 30, 2008 totaled $15.3 million compared to $10.6 million for the nine months ended September 30, 2007. The increase of $4.7 million included $1.6 million related to CKD acquisition start up expenses, $1.8 million of transitional services provided by MWV, higher stock compensation costs of $0.7 million, amortization expense for the Company’s new ERP system of $0.6 million and  other costs increases of $1.1 million, partially offset by lower transitional support services from IP of $1.1 million.

Liquidity and Capital Resources

See footnote 7 in the Notes to the Consolidated Financial Statements.

KPB Acquisition

On January 2, 2007, we consummated the purchase of substantially all of the assets and the assumption of certain liabilities of KPB. The assets consist of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas. The liabilities assumed consist of trade accounts payable, accrued expenses and certain long term liabilities. The purchase price for the acquisition was $155.0 million in cash less certain post-closing adjustments of $7.8 million, plus contingent earn-out payments of up to $60.0 million (in aggregate) based on KPB’s annual earnings before interest, income taxes, depreciation and amortization (“EBITDA”) during the five-year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB’s average annual EBITDA for the five-year period immediately following the acquisition, less $165.0 million and subject to a maximum of $35.0 million. The second contingent payment is an “all or nothing” payment and is payable if, and only if, KPB’s average annual EBITDA for the same five-year period equals or exceeds $49.2 million. Generally, both payments, if earned, will be due and paid at the end of the five year period.

If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration.

Funding for the acquisition came from a combination of restricted cash funds held in trust at December 31, 2006 and a prior credit facility with various financial institutions and LaSalle National Bank Association.

CKD Acquisition

On July 1, 2008, we consummated the purchase of substantially all of the assets, and the assumption of certain liabilities of  CKD from MWV for $485 million, subject to certain adjustments.  There was no contingent consideration arrangement in the CKD acquisition. The acquisition consists of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber business located in Summerville, South Carolina.

We used borrowings under our new Senior Credit Agreement (as defined below), together with the proceeds from the issuance of Senior Notes (as defined below) and cash, to finance the consideration for our acquisition of CKD, to repay our prior credit facility with various financial institutions and LaSalle Bank National Association, and to pay transaction costs.

Credit Facilities

Senior Credit Agreement

We entered into a Credit Agreement, dated as of June 12, 2008, and effective with the consummation of the acquisition of CKD, (the “Senior Credit Agreement”), among us, KapStone Kraft Paper Corporation, as borrower (“KapStone Kraft”), our other subsidiaries named therein, as guarantors, the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.  The Senior Credit Agreement provides for an aggregate of up to $515,000,000 in senior secured credit facilities (the “Senior Credit Facilities”), consisting of a $390,000,000 term A loan facility, a $25,000,000 term B loan facility and a $100,000,000 revolving credit facility (including a letter of credit subfacility).  The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of the borrower and guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

The term A loan facility is required to be repaid by us in consecutive quarterly installments of $7,102,923 from September 30, 2008 to June 30, 2009, $9,470,564 from September 30, 2009 to June 30, 2010, $11,838,205 from September 30, 2010 to March 31, 2013, with a final payment of all outstanding principal and interest on the maturity date.  The term B loan is required to be repaid by KapStone in consecutive quarterly installments of $455,316  from September 30, 2008 to June 30, 2009, $607,087 from September 30, 2009 to June 30, 2010, $758,859 from September 30, 2010 to March 31, 2015 and $5,615,559 on the maturity date.  Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes and are required to be repaid in full on the maturity date.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper will become (or are reasonably expected to become) due; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio at the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

Outstanding principal under the term B loan facility bears interest at a rate equal to, at our option, either (1) the base rate (which is the higher of the then current Federal Funds rate plus 0.5% or the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facilities) plus a margin of 2.00% or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50%.

Outstanding principal under the term A loan facility and the revolving credit facility initially bears interest at a rate equal to, at our option, either (1) the base rate plus a margin of 1.50%, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.00%.  The undrawn portion of the revolving credit facility is subject to an unused line fee calculated initially at an annual rate of 0.50%.  Commencing six months after the closing of the Senior Credit Facilities, pricing under the term A loan facility and the revolving credit facility and the unused line fee for the revolving credit facility will be determined by reference to a pricing grid based on our total leverage ratio.  Under the pricing grid, the applicable margins for the term A loan facility and the revolving credit facility will range from 0.0% to 1.5% for base rate loans and from 1.50% to 3.00% for Eurodollar loans, and the unused line fee for the revolving credit facility will range from 0.375% to 0.50%.  Outstanding letters of credit are subject to an annual fee equal to the applicable margin for Eurodollar loans under the revolving credit facility as in effect from time to time, plus a fronting fee on the undrawn amount thereof.

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

The Senior Credit Facilities contain covenants that restrict, among other things, our ability to create liens, incur indebtedness and guarantees, make certain investments or acquisitions, merge or consolidate, dispose of assets, pay dividends, repurchase or redeem capital stock and subordinated indebtedness, change the nature of  our business, enter into certain transactions with affiliates, and make changes in accounting policies or practices except as required by generally accepted accounting principles.  The Senior Credit Facilities also contain a total leverage ratio covenant and a fixed charge coverage ratio.  The Senior Credit Facilities contain events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control.

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

The Senior Notes mature on July 1, 2015 and bear interest at the rate of 8.30% per annum, payable quarterly on the 1st day of October, January, April and July in each year.  The Senior Notes are required to be repaid by KapStone Kraft in annual installments of $3,000,000 on July 1, 2009; $4,000,000 on July 1, 2010; $5,000,000 on July 1, in each of the years 2011 to 2014, inclusive and $13,000,000 on July 1, 2015.  The Senior Notes may be prepaid at any time with the payment of an applicable yield-maintenance amount.  In the event that a mandatory prepayment event occurs under the Senior Credit Agreement (certain asset dispositions, casualty events, exercises of outstanding warrants, debt and equity issuances and excess cash flow, in each case subject to certain conditions), then KapStone Kraft is required to offer to repay, without premium, a pro rata portion of the Senior Notes held by each holder who accepts the KapStone Kraft’s prepayment offer (such portion based on the product of (a) the net cash proceeds from the mandatory prepayment event required to be prepaid pursuant to the Senior Credit Agreement multiplied by (b) a fraction, the numerator of which is the aggregate outstanding principal amount of the Senior Notes held by such holder and the denominator of which is the sum of (x) the aggregate outstanding principal amount under the Senior Credit Agreement and (y) the aggregate outstanding principal amount under all Senior Notes.)

The Senior Notes contain covenants substantially the same as the covenants contained in the Senior Credit Agreement.

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

Cash flow

Cash on hand as of September 30, 2008 decreased by $14.8 million from December 31, 2007, to $41.9 million, reflecting cash generated from operations of $28.0 million, net cash outflow from investing activities of $483.2 million and net cash inflow from financing activities of $440.4 million.

Net cash inflow from operating activities was $28.0 million due to net income of $17.8 million and non-cash charges of $33.7 million. Changes in operating assets and liabilities used $23.5 million, mainly reflecting an increase in trade accounts receivables of $17.4 million, refundable and prepaid income taxes of $11.1 million and prepaid expenses and other current assets of $4.9 million, partially offset by higher current liabilities of $9.8 million.

Net cash outflow from investing activities was $483.2 million reflecting the CKD acquisition of $470.5 million and capital expenditures of $12.7 million. For the nine months ended September 30, 2008, capital expenditures mainly reflect $10.3 million for the unbleached kraft segment and include equipment upgrades and replacements at the paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina and $2.1 million for the Company’s new ERP system.

Net cash inflow generated from financing activities totaled $440.4 million during the nine months ended September 30, 2008, and reflects borrowings from a new senior credit facility to finance the CKD acquisition of $526.8 million and $15.1 million received from exercises of common stock warrants, partially offset by $89.0 million of debt repayments, which includes $11.9 million of mandatory prepayments resulting from proceeds from exercises of common stock warrants, and $12.6 million paid for debt issuance costs.

Future Cash Needs

We expect that cash generated from revenues and our revolving credit facility will be sufficient to meet anticipated cash needs primarily consisting of debt service, working capital and capital expenditures.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

The following table summarizes our material contractual obligations as of September 30, 2008 ($000’s):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Long-term debt obligations(1)	$490,347	$35,752	$46,830	$55,388	$55,388	$268,820	$28,169
Interest on long-term debt obligations(2)	105,344	27,729	24,476	21,093	17,577	11,102	3,367
Fiber supply agreement(3)	442,320	39,578	38,873	37,636	36,398	35,573	254,262
Total	$1,038,011	$103,059	$110,179	$114,117	$109,363	$315,495	$285,798

(1)	These obligations are reflected on our condensed Consolidated Balance Sheets at September 30, 2008 in current portion of long-term debt and long-term debt, as appropriate.

(2)

Assumes debt is carried to full term and excludes any mandatory prepayments for 2008. Debt bears interest at variable rates. The amounts above assume future interest will be incurred at the bank’s LIBOR rate on September 30, 2008. These obligations are not reflected on our Condensed Consolidated Balance Sheet at September 30, 2008.

(3)	These obligations are not reflected on our Condensed Consolidated Balance Sheet at September 30, 2008.

Item 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under KapStone Kraft’s new Senior Credit Facilities, we have two term loans totaling $395.5 million and a revolving loan of $54.8 million at September 30, 2008.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper will become (or are reasonably expected to become) due; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio is of the end of the then most recent fiscal quarter, less than 2.0 to 1.0.

Changes in market rates may impact the base rate in our senior credit agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $4.5 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed, and were effective, to give reasonable assurance that information required to be disclosed about us and our subsidiaries are recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure in our filings under the Securities Exchange Act of 1934.

The following change to our internal control over financial reporting during the three months ended September 30, 2008 has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

The Company entered into a transitional services agreement with MWV upon consummating the acquisition of CKD. The agreement includes that MWV will provide certain accounting, distribution and logistics activities and information technology services for the Company until CKD can be migrated to the Company’s enterprise resource planning system.

PART II. — OTHER INFORMATION

Item 1. — LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

With the exception of the following update to the risk factors relating to the acquisition of the CKD of MWV, there have been no material changes from the Risk Factors described in our Form 10-K/A for the year ended December 31, 2007 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K/A.

The anticipated benefits of the CKD acquisition may not be realized.

We consummated the transaction contemplated by the asset purchase agreement with MWV with the expectation that the acquisition of CKD will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The transaction will present challenges to management, including the integration of operations, properties and personnel of CKD and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the CKD business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

We may fail to realize the anticipated synergies and cost savings expected from the  CKD acquisition.

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

As a result of the transaction, we incurred substantial indebtedness, including the financing necessary to pay the cash consideration and transaction-related costs. Our substantial indebtedness could have the following consequences:

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired in the future;

•	A substantial portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness;

•	We are substantially leveraged which might place us at a competitive disadvantage;

•	We are subject to restrictive covenants that may negatively affect our operational or financial flexibility or our ability to pursue additional acquisitions;

•	We may be hindered in our ability to adjust rapidly to changing market conditions; and

•	Our high degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or our business.

As a result of the CKD acquisition, our operations have become increasingly global in nature.  Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

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

We rely on our enterprise resource planning (ERP) systems to support such critical business operations as processing sales orders and invoicing, inventory control, purchasing and supply chain management, payroll and human resources, and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. If we are unable to adequately maintain such systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, financial results, or our ability to timely and accurately report such results.

PART II. — OTHER INFORMATION

Item 6. — EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.3	Asset Purchase Agreement dated April 4, 2008 among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC. (1)

3.1	Amended and Restated By-laws. (1)

10.13	Amendment to the KapStone Paper and Packaging Corporation 2006 Incentive Plan. (2)

10.14	Performance Incentive Plan of KapStone Paper and Packaging Corporation. (2)

10.15	Form of Restricted Stock Unit Agreement. (2)

10.16	Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from). (4)

10.17	Note Purchase Agreement, dated July 1, 2008, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation and The Prudential Insurance Company of America. (4)

10.18

Credit Agreement, dated September 12, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto. (3)

10.19

Intercreditor and Collateral Agency Agreement, dated July 1, 2008, by and among Bank of America N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent Under the Credit Facility Agreement on Behalf of the Secured Lender Parties and Certain Institutional Lenders. (4)

21.1	Subsidiaries (5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on April 4, 2008.

(2)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on April 10, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on September 12, 2008.

(4)	Incorporated by reference to the Registrant’s Current Report filed on Form 8-K on July 2, 2008.

(5)	Incorporated by reference to the Registrant’s Quarterly Report filed on Form 10-Q on August 4, 2008.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

November 10, 2008	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer