Form 10-K
period 2008-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2009-03-31
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File No.: 001-33494

KapStone Paper and Packaging Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2699372
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

KapStone Paper and Packaging Corporation
1101 Skokie Blvd. Suite 300
Northbrook, IL 60062
(Address of Principal Executive Offices) (ZIP Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of the above in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the 18,172,973 shares of Common Stock held by non-affiliates of the registrant on June 30, 2008 was $121,213,730. This calculation was made using a price per share of Common Stock of $6.67, the closing price of the Common Stock on the NASDAQ on June 30, 2008, the last day of the registrant's most recently completed second fiscal quarter of 2008. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

         On February 28, 2009, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 28,370,248.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 hereof.

ii

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

PART I

Item 1.    Business

Overview

        KapStone Paper and Packaging Corporation, formerly Stone Arcade Acquisition Corporation, ("KapStone" or the "Company") was formed in Delaware as a special purpose acquisition corporation on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

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

        On January 2, 2007, we consummated the purchase from International Paper Company ("IP") of substantially all of the assets, and the assumption of certain liabilities, of the Kraft Papers Business ("KPB") for $155 million subject to certain adjustments. The assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The purchase price included two contingent earn-out payments of up to $60 million if certain EBITDA targets are achieved. We obtained a $95 million senior secured credit facility from LaSalle Bank National Association, which was used to fund a portion of the KPB purchase price.

        On July 1, 2008, we consummated the purchase from MeadWestvaco Corporation ("MWV") of substantially all of the assets and the assumption of certain liabilities of the Charleston Kraft Division ("CKD"), for $485 million, subject to certain adjustments. The assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber mill located in Summerville, South Carolina, trade accounts receivables and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities.

        The CKD acquisition was financed by cash on hand and by a new senior secured credit facility of $515 million consisting of a five-year term loan of $390 million, a seven-year term loan of $25 million and a $100 million revolving credit facility. In addition, $40 million of seven-year 8.30% senior notes were issued. As part of the transaction the Company paid off the remaining amount due under its prior credit facility.

        The CKD business was deemed an attractive acquisition candidate based upon meeting the Company's objectives of being a North American-based, profitable company in the paper and packaging industry and for its synergies with the Company's existing operations.

Acquisitions

        We intend to pursue other acquisition opportunities in an effort to diversify and/or grow our business. We have been and continue to be engaged in evaluating a number of potential acquisition opportunities and have had preliminary discussions with several potential targets. No assurance can be given that we will consummate additional transactions. The structuring and financing of any future acquisitions may be dependent on the terms and availability of additional financing to us that either replaces or does not conflict with the Company's existing senior secured credit facility.

General

        We produce and sell a variety of unbleached kraft paper, linerboard, folding carton board, saturating kraft, inflatable dunnage bags and dimensional lumber. We review our business based on the following operating segments: unbleached kraft, dunnage bags and lumber.

        In 2008, following completion of the CKD acquisition, the Company determined, in accordance with Statement of Financial Accounting No. 131, Disclosures about Segments of an Enterprise and Related Information, to make changes to its reportable segments. All segment disclosures in this Report are presented in conformance with the new presentation. For additional information regarding the change in segments, and the results of our segments, please see Note 16 of the Notes to Consolidated Financial Statements.

Industry Overview

Unbleached kraft paper market

        We view the unbleached kraft paper market as including unbleached kraft paper, linerboard, saturating kraft and unbleached folding carton stock.

        American Forest and Paper Association ("AF&PA") estimates that the size of the U.S. unbleached kraft paper market was approximately 1.56 million tons in 2008 up slightly from 1.55 million tons in 2007. The U.S. produced 1.49 million tons in 2008 compared to 1.36 million tons in 2007. In 2008, 0.25 million tons were imported and 0.18 million tons were exported. In 2007, 0.36 million tons were imported and 0.17 million tons were exported. U.S. operating rates for 2008 and 2007 were approximately 93% and 94%, respectively, based on the AF&PA's 48th Annual Capacity Survey. The kraft paper market is comprised of three general product types: (1) Multiwall; (2) Specialty converting (including rollwrap); and (3) Grocery bag and sack.

        Both the multiwall packaging markets and the grocery bag and sack markets contracted between 2001 and 2008. The multiwall market contracted due to conversion to plastics in certain end-use markets (primarily in the insulation and lawn and garden markets) as well as the transition to 2-ply extensible sack packaging in certain markets (primarily in the cement market) where the package was considered a large percentage in the overall cost of the total product.

        In 2007, the Department of Commerce announced antidumping duties to be imposed on imports of laminated woven sacks from China. The duties will be an important first step for Paper Shipping Sack Manufacturers' Association, Inc. ("PSSMA") members in regaining market share.

        Linerboard is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and linerboard tends to be driven by industrial production of processed foods, nondurable goods as well as certain durable goods. AF&PA reported that 2008 linerboard production of approximately 24.2 million tons was down from 25.2 million tons in 2007 resulting in a reduction in capacity utilization of 6.2% to 91%. We target our linerboard for specialty independent corrugated and laminated products customers who focus on specialty niche packaging.

        Saturating kraft is a worldwide market of approximately 850,000 tons in 2008. It is a specialty product where the three major manufacturers (KapStone, International Paper, and Stora Enso) produce approximately 75% of the world's requirement. The remainder is supplied by local producers of lower quality material in various regions of the world. There are no published statistics for this grade. KapStone, through internal research believes that growth rates for the grade are greater than 3% per year for China, India, Southeast Asia, Latin America and portions of Europe. The overall market from 2007 through 2008 is flat due to declines in North America and the majority of Western Europe. Demand is affected by construction, remodeling activity, electronics manufacturing, and furniture manufacturing in the various regions of the world. Barriers to entry for producing high quality saturating kraft are high as it is a technically difficult grade to produce.

        Unbleached, uncoated folding carton stock is a North American market of approximately 350,000 tons of production in 2008. The Company's Kraftpak® product is a unique low density, virgin fiber grade competing in this market with uncoated recycled board ("URB"). Major URB producers include Newark, Rock Tenn and Caraustar. KapStone believes that total unbleached folding carton production in North America was approximately flat in 2008 compared to 2007. Kraftpak® has also successfully found applications for consumer brands that are changing their image to promote environmental friendliness and sustainability. KapStone believes that these are the best growth opportunities for Kraftpak® in that they take share from Coated Recycled Board, Coated Natural Kraft Board, and Solid Bleached Sulfate Board, which are much larger markets.

Dunnage bags market

        The demand for dunnage bags, which are used to protect products during transportation, is correlated to the general freight transportation industry. The American Trucking Association ("ATA") estimates that nearly 70% of U.S. freight volume, which includes general and bulk freight, is transported by trucks.

Lumber market

        Lumber is a commodity business tied closely to housing starts and remodeling activity. Weak activity in the housing market in 2007 and 2008 has negatively impacted both volume and pricing. The Company's lumber mill in Summerville is an efficient, high quality producer with a focus on excellent service to local lumber retailers and treating companies in order to maximize profitability.

Customers

Unbleached kraft

        The unbleached kraft segment has over 400 customers, many of which are leading world class converters of kraft paper. In 2007 the unbleached kraft segment had approximately 100 customers. Upon acquiring CKD in July of 2008, the unbleached kraft segment had approximately 400 customers of which approximately 100 were based in foreign countries. The segment's top three customers accounted for approximately $118.0 million, $92.9 million and $100.4 million of consolidated net sales in 2008, 2007 and 2006, or approximately 24.3%, 40.8% and 46.9% of all unbleached kraft revenues generated in 2008, 2007 and 2006, respectively. Graphic Packaging accounted for 10.7% of consolidated net sales in 2008. Altivity Packaging Corporation and Exopack, LLC, accounted for 17.1% and 10.4% of consolidated net sales in 2007, respectively, and 20.3% and 11.1% of consolidated net sales in 2006, respectively. In 2008, Graphic Packaging acquired Altivity Packaging Corporation. Kapstone continues to build long-term relationships, most of which were established by KPB as a division of IP and CKD as a division of MWV. We believe that the risk of losing customers or business with customers is reduced due to the long-term relationships that have been established.

        Linerboard is sold to converters in the corrugated box industry and to other converters for a variety of end uses including laminated tier sheets for the bottling industry and wrapping material, among others. The focus is on independent producers who do not have their own mill systems or producers who commonly purchase liner on the open market.

        Our Saturating Kraft customer base is evenly split between three geographic regions, the Americas, Europe and Asia. Approximately 70% of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone or its Predecessor have done business with many of these customers for well over 30 years. Some customers have consolidated to form a greater presence in their markets. Customer consolidation is particularly evident for North America and just in the beginning phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making it difficult entry for some companies that do not have a presence in the region.

        Our major customers' end-use markets are in the thin high pressure laminates (HPL) creating decorative surfaces such as kitchen and bath countertops, home and office furniture and flooring. In Europe, there is a growing and distinct HPL segment that involves a much thicker product called Compact laminates, which create surfacing products such as exterior cladding, partitions and doors. In Asia, there is significant use of our products for the manufacturing of Printed Circuit Boards (PCB) and Copper Clad Laminates (CCL) and there is also a growing use for thin HPL in Decorative surfaces. KapStone has acquired a leadership position through knowledge of our markets and understanding the technical needs of our customers' manufacturing process and the demanding requirements of their products.

Dunnage bags

        The dunnage bags segment sold under the Ride Rite® Converting brand has a customer base consisting of leading distributors of shipping and packing materials, manufacturers, less-than-truckload carriers and retail regional distribution centers. No customer in the dunnage bag segment accounted for more than 10% of consolidated net sales for the years 2008, 2007 and 2006. The segment's top ten customers accounted for $20.9 million of net sales in 2008, $20.3 million of net sales in 2007 and $23.2 million of net sales in 2006, representing 63%, 62% and 65% of Ride Rite® Converting's net sales in 2008, 2007 and 2006, respectively. In connection with the KPB acquisition, IP entered into an agreement to continue purchasing dunnage bags from Ride Rite® Converting for a period of five years.

        In February 2008, Sunrise Arkansas, a large customer in our dunnage bag segment, was purchased by Illinois Tool Works ("ITW"). ITW also owns Shippers Products Inc., which manufactures dunnage bags and competes directly with Ride Rite® Converting.

Lumber

        Our lumber business sells approximately 58% of its lumber to third parties who apply preservatives to the product and resell it for exterior applications. Approximately 18% is sold for industrial applications, 14% to wholesalers, 7% to retail stores and 3% for engineered wood applications. The lumber business has approximately 95 customers. Approximately 47% of revenues is under contracts which are generally a year in length. No customer in the lumber segment accounted for more than 10% of consolidated net sales for the year ended December 31, 2008.

Sales and Marketing

        The sales and marketing team works directly with our technical, manufacturing and product development teams to offer solutions and meet new customer demands and product requirements. We market and sell our products through a national sales force for our domestic unbleached kraft business. Our international unbleached kraft business is supported by sales teams based in Europe and Asia. We sell export linerboard to unaffiliated resellers. Our dunnage bag and lumber businesses are supported by their own dedicated sales force.

Manufacturing and Distribution

Unbleached kraft

        Our unbleached kraft paper and board manufacturing facilities are based in Roanoke Rapids, North Carolina and North Charleston, South Carolina and includes production facilities consisting of integrated pulp and paper mills that produce unbleached kraft paper, linerboard, saturating kraft products sold under the DuraSorb® brand and folding carton board sold under the Kraftpak® brand. Our Roanoke Rapids paper mill began operations in 1907 and North Charleston paper mill began operations in 1937.

        The Company's paper mills' annual production capacity is approximately 1.3 million tons. The Company offers a portfolio of product grades, which are sold to customers who convert them into a wide range of products. The kraft paper is primarily used to produce multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products such as wrapping paper products, dunnage bags and rollwrap. The linerboard grades are primarily used to produce manufacturing corrugated containers for packaging products. DuraSorb® saturating kraft is primarily used to manufacture decorative laminates used in home and office furniture products and industrial laminates and overlays used in electronics and construction applications. Kraftpak® folding carton board is an unbleached board used in the manufacture of folding cartons.

        The Company's facilities are in good operating condition and are suited for the purpose for which they are presently being used. Machinery and equipment is regularly inspected to maintain good working order through annual planned maintenance outages.

        Softwood pulp used to make unbleached kraft paper, folding carton board and linerboard is produced from a combination of locally sourced roundwood and pine woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. The Company processes softwood pulp using up to five unbleached kraft paper machines. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        The majority of our domestic sales are distributed directly to customers who convert the paper into end-market finished products. Export linerboard paper is sold primarily to third party resellers.

Dunnage bags

        Our dunnage bag business, based in Fordyce, Arkansas, produces and sells inflatable paper dunnage bags under the Ride Rite® Converting trademark. The bags are constructed of an internal poly liner encased by multiple layers of high strength unbleached kraft paper and/or linerboard and are used to secure freight to minimize movement and potential damage of goods and products during transport. Ride Rite® Converting uses unbleached kraft paper produced by the unbleached kraft segment for approximately two-thirds of its requirements. Additionally, the bags have an optional reusable valve design, which allows for the inflation and deflation of the bags for multiple uses. Ride Rite® Converting produces over 230 varieties of its inflatable dunnage bags. Ride Rite® Converting products are sold to manufacturers, less-than-trailer-load distributors, and retail regional distribution centers.

Lumber

        Our Summerville lumber mill produces approximately 95 million board feet per year of kiln dried, southern pine lumber in many dimensions. Significant amounts of its products in decking, timbers and dimension lumber of various grades are sold to customers who apply preservatives to the lumber and resell it for exterior applications. Other customers purchase lumber for the manufacture of engineered wood trusses and resale through local or national brand building supply stores or for various industrial uses in the packaging and pallet industries. The lumber mill produces residual softwood chips from sawmilling as well as chips from a pulpwood chipping operation to supply the North Charleston paper mill.

Transitional Support

        We have entered into two transitional services agreements to provide for certain services, including information technology and centralized transaction processing, until we could convert acquisitions to our own ERP systems. The term of each of the services ranges from six months to approximately 18 months, but our goal is to terminate all of the services promptly in order to reduce costs. Our transitional support services from IP ended in April 2008. Our transitional service agreement with MWV, which began on July 1, 2008, is projected to continue throughout 2009. The total cost of transferring services from IP to us was approximately $6.0 million, consisting primarily of the cost of installing a new enterprise resource planning system which included general ledger, order entry and receivables management, purchasing and payment plus additional modules. The system supports operations in North Carolina and Arkansas as well as the corporate headquarters. The transitional services being provided by MWV is estimated at approximately $9.0 million in total from July 1, 2008 through the third quarter of 2009. We expect to incur approximately $8.0 million to migrate and upgrade the Charleston operations to our Enterprise Resource Planning System ("ERP").

Suppliers

Unbleached kraft

        The raw materials needed to process unbleached kraft paper and related products consists primarily of roundwood, woodchips and chemicals. In addition, we purchase coal, fuel oil and natural gas to run boilers and our cogeneration facility in South Carolina. We believe that these raw materials are readily available and that there are a number of suppliers from whom the materials can be bought in the open market.

        In 2008 approximately 20% of our combined paper mills' fiber supply (roundwood and woodchips) was delivered under long-term supply agreements. Upon acquisition of the CDK business from MWV, we entered into a 15 year fiber supply agreement whereby MWV provides us with up to 25% of our South Carolina fiber requirements with prices tied to a market index. The balance of fiber is purchased from third parties in North Carolina, Virginia, Georgia and South Carolina.

        The primary chemical used in our pulp making process is caustic soda and is purchased at market prices. We have fixed-pricing contracts with two long-term suppliers for coal. Fuel oil is purchased from third parties at market prices.

        Typical contracts for raw materials range from one to three years in length and are at fixed pricing or tied to a documented moving index for each material. As costs for raw materials, supplies and services increase, we implement price increases to recover these rising material costs from our customers, when possible. We currently do not use futures contracts or enter into hedging arrangements to manage the risk of fluctuations in coal or fuel prices. Thus, if we cannot pass on the rise in energy or other costs to our customers, such rise in costs will have an adverse effect on our gross profit margins.

Dunnage bags

        Ride Rite® Converting purchases approximately two-thirds of its kraft paper requirements from KapStone's unbleached kraft operating segment. Other key materials such as resin and valves are purchased from a combination of domestic and foreign suppliers.

Lumber

        Approximately 60% of the saw timber used in lumber production is supplied by MWV under the terms of a 15 year fiber supply agreement. The remaining saw timber is sourced from other third parties.

Competition

Unbleached kraft

        We are one of the leading manufacturers of unbleached kraft paper in North America. Other key U.S. market suppliers are Georgia-Pacific Corporation, Longview Fibre, Delta Natural, and Smurfit Stone. A number of other competitors comprise the remainder of North American unbleached kraft paper production.

        We believe the key parameters on which North American unbleached kraft suppliers compete are supply reliability, delivered price and product quality. KPB and now Kapstone have longstanding relationships with many of their customers and historically have entered into contracts with initial terms of at least two years. We believe our longstanding relationships are based on our ability to provide the best value proposition to our customers through quality products, consistent and reliable service and technical innovation.

        The overall U.S. linerboard capacity is in excess of 25 million tons. As such the market share between our two mills is just over two percent. International Paper is the largest producer, followed by Smurfit-Stone Container, Georgia-Pacific and Temple-Inland Packaging Corporation. Our emphasis is on the independent producers of corrugated packaging and other users of linerboard. The products we produce are included in the grouping known as Kraft liner which is considered a premium product of the linerboard market.

Dunnage bags

        We believe that two companies that account for over 50% of the North American paper inflatable dunnage bag market: Ride Rite® Converting and Shippers Products Inc., a division of ITW.

Lumber

        Competition for our lumber business includes large multisite companies such as New South, West Fraser, International Paper and Georgia Pacific, as well as smaller local sawmills.

Environmental Regulation

        Our operations are subject to environmental regulation by federal, state, and local authorities in the United States, including requirements that regulate discharge into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of our businesses and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

        KapStone is committed to maintaining high environmental quality standards which meet or exceed those established by all relevant environmental laws, regulations and other applicable requirements including Sustainable Forestry Initiatives. KapStone's goal is 100% compliance with all environmental laws and regulations wherever we do business. This is achieved by identifying, understanding and giving priority consideration to the environmental aspects and impacts of KapStone's activities, products and services while integrating continual environmental improvement, pollution prevention and employee diligence into daily operations.

        On September 13, 2004, EPA published the Boiler MACT regulations affecting industrial boilers and process heaters burning all fuel types with the exception of small gas-fired units. On July 30, 2007, the U.S. Court of Appeals for the D.C. Circuit remanded and vacated the Boiler MACT. We continue to monitor the process the EPA is undertaking to develop new standards for industrial boilers and process heaters so that we can determine our liability regarding any future related regulations.

        On July 30, 2004, EPA published the Plywood and Composite Wood Panel (or PCWP) MACT standards. Our Summerville lumber mill is in compliance with PCWP MACT which required compliance by October 1, 2008.

        The EPA is continuing the development of new programs and standards such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. We believe that our operations are in compliance in all material respects with all current environmental regulations and are not aware of any pending regulatory agency compliance actions.

        The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Passage of climate control legislation by Congress or various states of the U.S., or the adoption of regulations by the Environmental Protection Agency or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have a material effect on our operations in the United States. We expect that we will not be disproportionately impacted by these measures as compared to typical owners of comparable properties in the United States.

Employees

        At December 31, 2008, KapStone had approximately 1,750 employees. Of these employees, approximately 1,100 employees were covered by collective bargaining agreements with the United Steel Workers. Currently, there are collective bargaining agreements in place with union employees in Roanoke Rapids, North Carolina, through August 31, 2010, in North Charleston, South Carolina through June 30, 2009 and with Ride Rite® Converting through June 30, 2011. We believe that we have a good relationship with our employees and union leadership.

        In January 2007, upon consummation of the acquisition of KPB, we began hiring a corporate staff to manage our operations. This included a vice president and chief financial officer, a vice president and general manager to manage KPB and other corporate staff employees. Additional hiring at the corporate headquarters occurred throughout 2007 and 2008.

        As part of the CKD acquisition, we acquired 11 employees who are located in Europe and Asia. These employees perform sales and order entry activities in support of the Company's export shipments to customers based in Europe and Asia.

International Sales

        For the years ended December 31, 2008 and 2007 the Company had export shipments from the United States to customers in foreign countries of $165 million and $44 million, respectively. No foreign country accounted for more than 10% of consolidated net sales for either year.

Executive Officers of Registrant

        Our executive officers are as follows:

Name	Age	Position
Roger W. Stone	74	Chairman of the Board and Chief Executive Officer
Matthew Kaplan	52	President and Secretary
Andrea K. Tarbox	58	Vice President and Chief Financial Officer
Timothy P. Keneally	61	Vice President and General Manager

        Roger W. Stone has been Chairman of the Board and Chief Executive Officer since our inception. Mr. Stone was Manager of Stone-Kaplan Investments, LLC, a private investment company, from July 2004 through December 2007. He was Chairman and Chief Executive Officer of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of that company in July 2004. Mr. Stone was Chairman, President and Chief Executive Officer of Stone Container Corporation, a multinational paper company primarily producing and selling pulp, paper and packaging products, from March 1987 to November 1998 when Stone Container Corporation merged with Jefferson Smurfit Corporation, at which time he became President and Chief Executive Officer of Smurfit-Stone Container Corporation until March 1999. Mr. Stone has served on the board of directors of McDonald's Corporation since 1989. Mr. Stone received a B.S. in Economics from the Wharton School at the University of Pennsylvania. Mr. Stone is the father-in-law of Matthew Kaplan.

        Matthew Kaplan has been our President and Secretary since our inception. Mr. Kaplan was Manager of Stone-Kaplan Investments, LLC, a private investment company, from July 2004 through December 2007. He was President, Chief Operating Officer and a director of Box USA Holdings, Inc., a corrugated box manufacturer, from July 2000 until the sale of the company in July 2004. Mr. Kaplan began his career at Stone Container Corporation in 1979 and was serving as its Senior Vice President and General Manager of North American Operations when Stone Container Corporation merged with Jefferson Smurfit Corporation in November 1998. He was Vice President/General Manager, Container Division with Smurfit-Stone Container Corporation until March 1999. Mr. Kaplan has served on the board of advisors of Victory Packaging since January 2007. In addition, Mr. Kaplan has also served on the board of trustees of Magnetar Spectrum Fund since November 2007. Mr. Kaplan received a B.A. from the Wharton School in Economics from the University of Pennsylvania and an M.B.A. from the University of Chicago. Mr. Kaplan is the son-in-law of Roger W. Stone.

        Andrea K. Tarbox was appointed Vice President and Chief Financial Officer in January 2007. Ms. Tarbox served as a financial consultant to the Company from April 2006 until her appointment as Vice President and Chief Financial Officer. Ms. Tarbox played a key financial role in the acquisition by the Company of the Kraft Papers Business from International Paper Company. From March 2003 through March 2006, Ms. Tarbox served as Chief Financial and Administrative Officer for Uniscribe Professional Services, Inc. From July 1994 until February 2003, Ms. Tarbox was employed by Gartner Inc., last serving as Group Vice President-Finance and Treasurer. Prior to that, Ms. Tarbox had assumed financial positions of increasing responsibility in several global companies including British Petroleum, p.l.c. and Fortune Brands, Inc. Ms. Tarbox began her career with Ernst & Young LLP and is a Certified Public Accountant. Ms. Tarbox earned a B.A. degree in Psychology from Connecticut College and an M.B.A. from the University of Rhode Island.

        Timothy P. Keneally has been our Vice President and General Manager of the kraft paper business since its acquisition from International Paper in January 2007. Previously, Mr. Keneally led the International Paper team that assessed the review of strategic alternatives relating to the kraft paper business. He was the lead person in presenting the historical performance of the business and assisted in defining the future strategy for the business. Mr. Keneally has 35 years of experience in the paper and packaging industry. Mr. Keneally earned a B.A. degree in History from Marist College in Poughkeepsie, NY.

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

Item 1A    Risk Factors

        You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, in evaluating us and our business before making an investment decision regarding our securities. If any of the events or circumstances described in the following risk factors were to actually occur, our business, financial condition or results of operations could be materially and adversely affected. The risks listed below are not the only risks that we face.

Risks associated with our business

Recent changes in U.S. and global economic conditions could have a continuing adverse effect on the profitability of some or all of our businesses.

        Recent concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products is adversely affected. Adverse changes in the economy could negatively affect earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position. We cannot predict whether or when such circumstances may occur, or what impact, if any such circumstances could have on our business, results of operations, cash flows and financial position.

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position and we do not expect these conditions to improve in the near future.

        Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including recent declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. The capital and credit markets have been experiencing extreme volatility and disruption in recent months. In some cases, these markets have exerted downward pressure on availability of liquidity and credit and increased the costs of credit when such credit is available. Conditions in the capital and credit markets and the effects of the declines in consumer and business confidence and spending may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide as many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers.

        While we have procedures to monitor and limit exposure to credit risk, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.

We rely on key customers.

        During the year ended December 31, 2008, our largest customer, Graphic Packaging, accounted for approximately 10.7% of consolidated net sales. This customer is in the unbleached kraft operating segment. A loss of this customer or other key customers could significantly impact our financial results.

We are dependent upon key management executives whose loss may adversely impact our business.

        Our success depends significantly on the efforts and abilities of Roger W. Stone, Chairman of the Board and Chief Executive Officer, and Matthew Kaplan, President. The loss of services of one or both of these individuals could have a material adverse effect on our business.

        In addition, we depend on the expertise, experience and continued services of KPB's and CKD's management. The loss of such management, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate management, as well as other employees, through competitive salaries, bonuses and other incentive plans, but there can be no assurance that these programs will allow us to retain key management executives or hire new key employees.

KapStone's substantial indebtedness may adversely affect its financial health.

        As of December 31, 2008, KapStone had an aggregate principal amount of approximately $440 million of outstanding debt. As a result of the indebtedness, KapStone's ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The substantial debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A substantial portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay KapStone's indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by KapStone under its senior secured credit facility bears interest at variable rates, and therefore if interest rates increase, KapStone's debt service requirements will increase. In such case, KapStone may need to refinance or restructure all or a portion of its indebtedness on or before maturity. KapStone may not be able to refinance any of its indebtedness, including the senior secured credit facility, on commercially reasonable terms, or at all. If KapStone cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

        KapStone's senior secured credit facility contains restrictive covenants that limit its liquidity and corporate activities. KapStone's credit facility imposes operating and financial restrictions that limit KapStone's ability to:

  •
  incur additional indebtedness;

  •
  create additional liens on its assets;

  •
  make investments;

  •
  engage in mergers or acquisitions;

  •
  pay dividends; and

  •
  sell all or any substantial part of assets

        In addition, the credit facility also imposes other restrictions on KapStone. Therefore, we will need to seek permission from the lenders in order to engage in certain corporate actions. The lender's interests may be different from ours, and no assurance can be given that we will be able to obtain the lender's permission when needed. This may prevent us from taking actions that are in our best interest.

        The credit facility requires KapStone to maintain certain financial ratios. The failure to maintain the specified ratios could result in an event of default if not cured or waived.

        In the event of a default under KapStone's senior credit facility, the lenders generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the credit facility are secured by a first priority lien on all assets of the Company and, in the event of a default under that facility the lenders generally would be entitled to seize the collateral. A default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business and financial condition.

If we fail to extend or renegotiate the collective bargaining agreements with the United Steelworkers Union as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by trade unions. The Company is a party to collective bargaining contracts which represent approximately 615 employees at the North Charleston locations, 381 employees at Roanoke Rapids and 136 employees at Ride Rite® Converting. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there are collective bargaining agreements in effect with respect to North Charleston through June 30, 2009, Roanoke Rapids through August 31, 2010, and with respect to Ride Rite® Converting through June 30, 2011. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect results of operations.

As a result of the CKD acquisition, our operations have become increasingly global in nature. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 32% of our annual revenues in 2008 were derived from export sales. As our international operations and activities expand, we face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of its internal controls over financial reporting in accordance with an established internal control framework and to report on its conclusion as to the effectiveness of its internal controls. It also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2008 and subsequent years. It may cost us more than we expect to comply with these controls and procedure related requirements. If we discover areas of our internal controls that need improvement, we cannot be certain that any remedial measures taken will ensure that we implement and maintain adequate internal controls over financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

The Company may be required to record a charge to our earnings if our goodwill becomes impaired.

        The Company tests for impairment of goodwill annually at the beginning of the fourth quarter in accordance with generally accepted accounting standards. When events or changes in circumstances indicate that the carrying value for such assets may not be recoverable, however, the Company reviews its goodwill for impairment on an interim basis. Factors that may be considered a change in circumstances requiring our interim testing include a decline in stock price as compared to the Company's book value per share, future cash flows and slower growth rates. As a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company's stock price as compared to its book value per share and the significant disruptions in the global credit markets, the Company performed an interim impairment test for goodwill as of the fiscal year end 2008. The Company did not record any impairment charge as a result of that interim test. However, in connection with future annual or interim tests, the Company may be required to record a non-cash charge to earnings in its financial statements during the period in which any impairment of goodwill is determined, resulting in an impact on the Company's results of operations.

See Note 2. "Summary of Significant Accounting Policies—Goodwill and Intangible Assets" in the Notes to the Consolidated Financial Statements for additional information related to impairment of goodwill.

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

        The market price of our common stock may be volatile due to certain factors, including, but not limited to; quarterly fluctuations in our financial and operating results; general conditions in the paper and packaging industries; or changes in earnings estimates.

Shares available for future issuance, conversion and exercise could have an adverse effect on the earnings per share and the market price of our common stock.

        Any future issuance of equity securities, including upon exercise of outstanding warrants and stock options, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock. As of February 28, 2009, we have outstanding warrants to purchase approximately 37 million shares of our common stock. In addition, in connection with our initial public offering, we issued to the representative of the underwriter an option to purchase 1,000,000 units which, if exercised, would result in the issuance of an additional 1,000,000 shares of common stock and 2,000,000 warrants.

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

        At December 31, 2008, our executive officers and directors own 7.7 million shares of our common stock, or approximately 27% of our total issued and outstanding common stock and held warrants to purchase an additional 4.8 million shares of our common stock. The warrants expire August 15, 2009. Accordingly, our executive officers and directors may have considerable influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome.

Some of our executive officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        Some of our executive officers and directors may in the future become affiliated with entities, including "blank check" companies, engaged in business activities similar to those conducted by us. Additionally, our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have an affiliation. Accordingly, they may have conflicts as to questions pertaining to which entity a particular business opportunity should be presented.

Risks associated with the paper, packaging, forest products and related industries.

The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.

        Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for products in the paper, packaging, forest products and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most paper products and many wood products used in the packaging industry are commodities that are widely available from many producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for these commodity products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets, as well as foreign currency exchange rates. The foregoing factors could materially and adversely impact sales and profitability of our company.

Difficulty obtaining wood fiber at favorable prices, or at all, may negatively impact companies in the packaging industry.

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

An increase in the cost of purchased energy and raw materials would lead to higher manufacturing costs, thereby reducing margins.

        Energy is a significant raw material in the paper, packaging, forest products and related industries. Energy prices, particularly for electricity, coal and fuel oil, have been volatile in recent years and currently coal and electricity exceed historical averages. These fluctuations have historically impacted manufacturing costs of companies in these industries, often contributing to earnings volatility. Recent significant increases in energy prices can be expected to adversely impact businesses in these industries.

In addition, we could be materially adversely impacted by supply disruptions or the inability to pass on cost increases to our customers.

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

Risks Associated with Acquisitions

Future acquisitions of businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

        We intend to pursue other acquisition opportunities in an effort to diversify our investments and/or grow our business. Any business acquired by us may cause us to be affected by numerous risks inherent in the acquired business' operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will be able to properly ascertain or assess all of the significant risk factors.

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

        Except as required by law or the rules of any securities exchange on which our securities might be listed at the time it seeks to consummate a subsequent acquisition, stockholders will not be asked to vote on any such proposed acquisition and no redemption rights in connection with any such acquisition will exist.

If the benefits of our KPB and CKD acquisitions do not meet the expectations of the marketplace, or financial or industry analysts, the market price of our common stock may decline.

        We acquired KPB on January 2, 2007 and CKD on July 1, 2008. The market price of our common stock may decline if these acquisitions do not perform as expected, or we do not otherwise achieve the perceived benefits of the acquisitions as rapidly as, or to the extent anticipated by, the marketplace, or financial or industry analysts. Accordingly, investors may experience a loss as a result of a decreasing stock price and we may not be able to raise future capital, if necessary, in the equity markets.

Our operations are dependent upon certain operating agreements with IP and MWV.

        We are dependent upon MWV to provide us transitional support services for a period of up to 18 months from July 1, 2008. In addition, we rely on MWV and IP for certain supply arrangements to provide us roundwood and woodchips.

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

Although MWV has agreed to indemnify us with respect to environmental liabilities pertaining to the North Charleston facility, we may incur significant remediation and other costs if such losses are below the basket or exceed the cap on indemnification or occur after the expiration of the indemnification period.

        Due to its past history of industrial operations at the North Charleston mill, the possibility of onsite and offsite environmental impact on soil and groundwater may present a heightened risk of liability for contamination. We did not assume responsibility for certain offsite environmental liabilities resulting from conditions existing prior to the closing. The overall indemnification by MWV for certain losses includes assumed environmental liabilities, subject to an $8.5 million threshold and a cap equal to 15% of the purchase price of $485 million. MWV's obligation to indemnify us for any historical onsite liability or breach of certain environmental representations and warranties terminates on December 31, 2013. MWV's indemnification for certain offsite historical liabilities survive indefinitely. Because we are unable to presently make a determination as to whether the environmental impact, if any, would be widespread or significant, the negotiated cap and survival period may not be sufficient to cover future losses. Further if we are required to make significant expenditures for remediation and other costs that exceed the cap, the costs of such efforts may have a significant negative impact on our results of operations and financial conditions.

The anticipated benefits of the CKD acquisition may not be realized.

        We consummated the acquisition of CKD with the expectation that it would result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The acquisition presents challenges to management, including the integration of operations, properties and personnel of CKD and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the CKD business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time that could materially impact our business, financial condition and operating results.

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

        Achieving the anticipated benefits of the acquisition will depend on the successful integration of our products, operations, personnel, and facilities with those of CKD in a timely and efficient manner.

        Although we do not anticipate material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the transaction, especially given the relatively large size of the acquisition. The time and expense associated with integrating our businesses and CKD may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of integrating sales and marketing forces and administrative functions and coordinating product offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the benefits of the acquisition may be reduced.

        Integrating our business with CKD will be a complex, time-consuming and expensive process. Before the acquisition, KapStone and CKD operated independently, each with its own business, products, customers, employees, culture and systems. We may face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

  •
  Costs and delays in migrating CKD to our ERP system;

  •
  Charges to earnings resulting from start up costs;

  •
  Difficulty comparing financial reports due to differing financial and/or internal reporting systems;

  •
  Diversion of management resources from the business;

  •
  Challenges in retaining and integrating management and other key employees of KapStone and CKD;

  •
  Difficulties in coordinating infrastructure operations in an effective and efficient manner; and

  •
  The inability to achieve the synergies anticipated to be realized from the acquisition.

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

        The failure to integrate our system of internal control over financial reporting with that of CKD following the acquisition could affect adversely our ability to exercise effective internal control over financial reporting. A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

Item 1B    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that our property is well-maintained, in good operating condition and adequate for our present needs. The following table sets forth our principal properties, as of December 31, 2008:

Location	Use	Owned/Leased
North Charleston, South Carolina	Kraft paper manufacturing	Owned
Roanoke Rapids, North Carolina	Kraft paper manufacturing	Owned
Summerville, South Carolina	Lumber manufacturing	Owned
Fordyce, Arkansas	Dunnage bag manufacturing	Leased
Northbrook, Illinois	Corporate Headquarters	Leased

        The lease for the Fordyce, Arkansas facility expires in 2017 with two extension options of 5 and 4 years, respectively. The lease for the corporate headquarters expires in 2015.

Item 3.    Legal Proceedings

        To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such that would likely have a material adverse effect on our consolidated financial results.

Disclosure of Certain Tax Penalties

        The Company has no tax penalties owing to the Internal Revenue Service.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of KapStone, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock and warrants have been traded on the NASDAQ Global Market since May 29, 2007 under the symbols "KPPC" and "KPPCW," respectively. Previously, KapStone's common stock and warrants were traded on the Over-the-Counter Bulletin Board under the symbols "SCDE" and "SCDEW," respectively, since September 14, 2005. KapStone's units are traded on the Over-the-Counter Bulletin Board under the symbol "KPPCU.OB." The following table sets forth the high and low bid information for the Company's securities from January 1, 2007 through December 31, 2008, as reported by the various exchanges where its securities are traded. The quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

		2008		2007
	Quarter	Low	High	Low	High
Common Stock	1st	$6.31	$6.98	$6.10	$6.95
	2nd	$6.41	$7.18	$6.42	$7.79
	3rd	$6.10	$7.97	$6.16	$7.75
	4th	$2.06	$6.07	$6.68	$7.40
Warrants	1st	$1.45	$2.00	$1.50	$2.04
	2nd	$1.46	$2.17	$1.62	$2.90
	3rd	$1.31	$2.87	$1.66	$2.80
	4th	$0.05	$1.25	$1.80	$2.40
Units	1st	$9.33	$10.60	$9.19	$11.00
	2nd	$9.65	$11.79	$10.00	$13.55
	3rd	$9.00	$14.29	$9.85	$13.40
	4th	$2.30	$7.50	$10.60	$12.15

Number of Holders of Common Stock

        The number of holders of record of our common stock on February 28, 2009 was 2,068.

Dividends

        There were no cash dividends or other cash distributions made by us during the fiscal years 2008 or 2007. The Company's senior secured credit facility restricts the declaration or payment of cash dividends. The Company does not expect to pay dividends in the foreseeable future.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock in August 31, 2005 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made in August 31, 2005. The graph portrays total return, 2005-2008, assuming reinvestment of dividends.

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2008, 2007 and 2006 as well as KPB Predecessor's audited financial statements as of, and for the years ended December 31, 2006, 2005 and 2004.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited financial statements included in Item 8.

				Predecessor KPB
	Years Ended December 31,			Years Ended December 31,
In thousands, except per share amounts	2008	2007	2006	2006		2005		2004
Statement of Income Data:
Net sales	$524,549	$256,795	$—		$246,161		$221,972		$188,293
Operating income / (loss)	$50,656	$44,300	$(1,976)		$33,951		$9,478		$(4,681)
Net income / (loss)	$19,665	$26,963	$2,196		$19,967		$4,933		$(3,756)
Basic net income per share	$0.74	$1.08	$0.09	$	n/a	$	n/a	$	n/a
Diluted net income per share	$0.57	$0.75	$0.07	$	n/a	$	n/a	$	n/a
Balance Sheet Data:
Cash and cash equivalents	$4,165	$56,635	$—		$1		$1		$2
Total assets	$727,190	$225,450	$119,257		$257,382		$269,328		$279,227
Long-term liabilities	$419,545	$37,668	$—		$22,622		$24,064		$23,936
Total stockholders' equity	$180,767	$144,185	$116,045		$219,685		$228,557		$239,648

        For the year ended December 31, 2006, net income allocable to holders of nonredeemable common stock was $1.5 million.

        See Notes 4 and 5 to Notes to Consolidated Financial Statements for acquisition information.

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

        We have consummated two acquisitions since January 2007 as we drive towards our strategic objective of being a $2 billion revenue company.

        KapStone's operating results in 2008 benefited from the July 1, 2008 acquisition of the CKD business from MeadWestvaco. We financed the acquisition with a new $515 million senior secured credit facility, which includes up to a $100 million revolving credit line to provide flexibility during these uncertain economic times, and the issuance of $40 million of seven year 8.3% senior notes and cash.

        Our operating results for 2008 reflect six months of operations for CKD. The acquisition accounted for $254.1 million of net sales and $16.3 million of operating income. In addition, we successfully increased selling prices throughout 2008 to offset the tremendous amount of inflation experienced by our industry. We experienced double digit increases in fiber and certain key chemical costs, energy and transportation. Overall, our operations had a strong year producing approximately 830,000 tons of paper and related products with minimal unplanned outages.

        Our transition from the IP hosted ERP system in April 2008 went smoothly upon migration to our new enterprise resource planning (ERP) system. We are working to upgrade and migrate the CKD operations to our ERP in various stages throughout 2009. This project is expected to cost approximately $8.0 million. MWV will provide transitional services until the migration has been completed.

        In the fourth quarter of 2008, we initiated certain production curtailments in our unbleached kraft segment totaling approximately 25,000 tons to balance our inventory levels with our customers' demand. In January 2009, in light of the economic slowdown, we implemented additional production curtailments of approximately 25,000 tons, mainly with linerboard in the unbleached kraft segment. In February 2009, we continued curtailing linerboard production by approximately 25,000 tons a month which will remain in effect until market conditions improve. We will continue to monitor our production capacity closely to ensure that it remains in balance with market demand.

        Due to weaker demand of linerboard paper and falling raw material and energy costs, published prices were reduced by $10/ton in December 2008 and an additional $10/ton in January 2009.

        In January 2009, we announced compensation and benefit reductions to all salaried employees to reduce costs by approximately $1 million a month effective February 1, 2009. This savings includes temporary salary reductions, and suspending management and sales force incentives and 401k matching contributions.

Results of Operations for the Years Ended December 31, 2008, 2007 and 2006 (Predecessor KPB).

        Presented below are results for the years ended December 31, 2008, 2007 and 2006, as reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results of operations for the years ended December 31, 2008 and 2007 represent KapStone's results while results of operations for the year ended December 31, 2006, represent the results of KPB, our "Predecessor." See Note 1 to Notes to Consolidated Financial Statements for additional information.

        The results of operations and cash flows on a consolidated basis for the years ended December 31, 2007 and 2008 are not comparative to the Predecessor KPB results of operations and cash flows for the year ended December 31, 2006 as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business. The appraisal process for determining the fair value of the acquired KPB assets, in accordance with SFAS No. 141, Business Combinations, included using a combination of valuation approaches based on the type of asset being appraised. The valuation approaches included primarily the cost approach for machinery and equipment, the income approach for a property lease with favorable market terms and a combination of the cost and income approaches for land and buildings. Management reviewed the results of the appraisal and deemed them to be reasonable.

			Predecessor KPB
	Years Ended December 31,		Year Ended December 31,
Dollars In thousands	2008	2007	2006
Net sales	$524,549	$256,795	$246,161
Cost of sales, excluding depreciation and amortization	362,462	162,429	160,444
Freight and distribution	50,154	23,581	22,274
Selling, general and administrative expenses	30,411	16,482	11,282
Depreciation and amortization	31,683	11,327	18,210
Other operating income	817	1,324	—

Operating income	50,656	44,300	33,951
Foreign exchange losses	987	—	—
Interest income	927	2,096	—
Interest expense	18,449	4,295	1,411

Income before provision for income taxes	32,147	42,101	32,540
Provision for income taxes	12,482	15,138	12,573

Net income	$19,665	$26,963	$19,967

        All comments and variances in the following commentary for the year ended December 31, 2006 refer to the Predecessor, or KPB.

2008 compared to 2007

        Net sales for the year ended December 31, 2008 were $524.5 million compared to $256.8 million for the year ended December 31, 2007, an increase of 104%. The increase in net sales was driven primarily by the acquisition of the CKD on July 1, 2008. The acquisition accounted for $254.1 million, or 95% of the increase. The balance of the increase in net sales was driven by higher prices of $18.8 million offset by lower volume of $5.2 million mainly in the unbleached kraft segment. The higher prices reflect increases implemented in 2007 and 2008 to offset the inflationary impact on raw material and freight costs. Refer to the segment results below for detailed sales information for each segment.

        Cost of sales for the year ended December 31, 2008 was $362.5 million compared to $162.4 million for the year ended December 31, 2007 an increase of 123%. The increase in cost of sales was primarily driven by the acquisition of CKD on July 1, 2008. The acquisition accounted for $189.1 million, or 95% of the increase. The balance of the increase in cost of sales was mainly due to inflation on fiber, caustic soda, coal and other costs of $14.8 million and a $1.4 million increase in the cost of the annual planned maintenance outage due to higher inspection costs for a turbine generator, partially offset by lower sales volume. In addition, 2008 and 2007 results included $0.7 million and $1.5 million, respectively, of non-cash purchase accounting charges to adjust acquired finished goods inventory to fair value as part of the CKD and KPB acquisitions.

        Freight and distribution expenses for the year ended December 31, 2008 totaled $50.2 million compared to $23.6 million for the year ended December 31, 2007. The increase of $26.6 million mainly reflects the acquisition of CKD. The acquisition accounted for $23.7 million of the increase. The balance of the increase in freight and distribution reflects higher transportation rates due to fuel oil surcharges of $3.3 million and a higher percentage of shipments by truck compared to rail of $0.6 million, partially offset by lower sales volume of $1.0 million.

        Selling, general and administrative expenses for the year ended December 31, 2008 totaled $30.4 million compared to $16.5 million for the same period in 2007. The increase of $13.9 million reflects CKD's direct selling and administrative expenses of $4.8 million, acquisition related start up expenses of $2.4 million, transitional services provided by MWV of $3.6 million, higher stock compensation costs of $1.1 million, higher bad debt provisions of $2.1 million and other cost increases of $1.5 million, offset by lower transitional support services from IP of $1.6 million as the Company terminated its transitional services agreement with IP upon converting to its new ERP system in April 2008. As a percentage of net sales, selling, general and administrative expenses dropped from 6.4% for the year ended December 31, 2007 to 5.8% for the year ended December 31, 2008.

        Depreciation and amortization for the year ended December 31, 2008 totaled $31.7 million compared to $11.3 million for the same period in 2007. The increase of $20.4 million is primarily due to the CKD acquisition which resulted in an additional $14.0 million of depreciation and $6.2 million of amortization of intangible assets, which includes $4.3 million of amortization for the intangible asset related to an acquired coal contract with prices below market prices at July 1, 2008. The acquired coal contract expires on December 31, 2009.

        Other operating income for the years ended December 31, 2008 and 2007 totaled $0.8 million and $1.3 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

        Foreign exchange losses of $1.0 million for the year ended December 31, 2008 reflect the impact of stronger U.S. dollar of approximately 11 percent from July 1, 2008 through December 31, 2008. As a result of the CKD acquisition on July 1, 2008 the Company acquired certain European customers which are invoiced in euros.

        Interest income for the years ended December 31, 2008 and 2007 was $0.9 million and $2.1 million, respectively. Interest income represents earnings on the Company's cash and cash equivalents. The decrease in interest income reflects the Company's use of cash and cash equivalents to fund a portion of the CKD acquisition.

        Interest expense for the years ended December 31, 2008 and 2007 was $18.4 million and $4.3 million, respectively. Interest expense reflects interest on the Company's long-term debt and amortization of debt issuance costs. Interest expense was $14.1 million higher in the year ended December 31, 2008, primarily due to the Company obtaining a new $515 million senior secured credit facility and issuing $40 million of senior notes to finance the CKD. Amortization of debt issuance costs for the years ended December 31, 2008 and 2007 was $2.0 million and $0.3 million, respectively. The increase of $1.7 million is due to amortization of the $12.6 million paid in 2008 for the new senior secured credit facility. Prior to the CKD acquisition, the Company had $37.4 million of outstanding debt.

        Provision for income taxes for the year ended December 31, 2008 decreased by $2.7 million due to lower pre-tax income offset by a higher effective tax rate. The higher effective tax rate was driven by a lower benefit from the federal domestic manufacturing deduction. The effective tax rate of 38.8% for the year ended December 31, 2008, compared to 36.0% for the same period in 2007.

        The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Years Ended December 31,
Operating Segment ($ 000's):	2008	2007
Consolidated net sales:
Unbleached kraft	$485,877	$227,921
All other	43,028	32,801
Elimination of intersegment sales	(4,356)	(3,927)

Total	$524,549	$256,795

Operating income / (loss):
Unbleached kraft	$69,327	$51,901
All other	2,792	6,350
Corporate	(21,463)	(13,951)

Total	$50,656	$44,300

Unbleached Kraft

	Years Ended December 31,
	2008	2007	Change	%
Net sales	$485,877	$227,921	$257,956	113.2%
Operating income	69,327	51,901	17,426	33.6%
Operating income % of net sales	14.3%	22.8%	(8.5)%
Average revenue per ton	$603	$547	$56	10.2%
Tons of paper sold	805,605	416,501	389,104	93.4%

        For the year ended December 31, 2008, unbleached kraft segment net sales increased by $258.0 million, or 113.2%, to $485.9 million compared to $227.9 million for the year ended December 31, 2007. The increase in net sales was driven primarily by the acquisition of CKD on July 1, 2008. The acquisition accounted for $244.1 million of the increase. Average revenue per ton increased $56 due to the full realization of price increases implemented in 2007 and the partial realization of multiple price increases implemented throughout 2008, accounting for approximately $17.9 million of the sales increase. Volume of paper sold increased by 389,104 tons, of which 396,262 was due to the CKD acquisition. Intersegment sales to other segments of $4.4 million increased by $0.4 million.

        Unbleached kraft segment operating income increased by $17.4 million, or 33.6%, to $69.3 million for the year ended December 31, 2008 compared to $51.9 million for the year ended December 31, 2007. The increase in operating income was driven primarily by the acquisition of CKD on July 1, 2008. The acquisition accounted for $18.8 million of the increase. The balance of the change in operating income is due to higher average revenue per ton which contributed $17.9 million of additional operating income for the year ended December 31, 2008, but was offset by higher fiber and caustic soda costs of $10.2 million, inflation on freight and fuel oil surcharges of $3.0 million and inflation on utilities of $1.9 million and other cost increases of $3.0 million. In addition, the cost of the annual planned maintenance outage increased by $1.4 million due to higher inspection costs for a turbine generator and the segment incurred approximately $2.0 million of bad debt provisions in 2008. Operating income in the year ended December 31, 2007 was negatively impacted by $1.0 million due to a two day unplanned outage caused by an electrical fire and other smaller unplanned outages during the fourth quarter.

        Operating income for the years ended December 31, 2008 and 2007 was negatively impacted by non-cash purchase accounting charges of $1.0 million and $1.2 million, respectively, adjusting acquired finished goods inventories to fair value.

        Operating income for the years ended December 31, 2008 and 2007 includes $6.0 million and $4.6 million, respectively, of expenses relating to the Company's annual planned maintenance outage. Operating income as a percentage of net sales declined to 14.3%.

All other

	Years ended December 31,
	2008	2007	Change	%
Net sales	$43,028	$32,801	$10,227	31.2%
Operating income	2,792	6,350	(3,558)	(56.0)%
Operating income % of net sales	6.5%	19.4%	(12.9)%

        For the year ended December 31, 2008, net sales for the all other operating segment increased by $10.2 million, or 31.2%, to $43.0 million compared to $32.8 million for the year ended December 31, 2007. The increase in net sales is mainly due to the CKD acquisition which included a lumber mill in Summerville, South Carolina. The acquisition accounted for $10.0 million of the net sales increase. In addition, sales in the dunnage bag segment increased by $0.2 million mainly due to $0.9 million of price increases implemented to offset higher raw material and freight costs, partially offset by a 1.5% volume decline.

        Operating income for the all other segment decreased by $3.6 million, or 56.0%, to $2.8 million for the year ended December 31, 2008 compared to $6.4 million for the year ended December 31, 2007. The lumber business incurred an operating loss of $2.5 million while inflation on raw material and freight costs reduced operating income in the dunnage bag segment. Operating income for the year ended December 31, 2007 was negatively impacted by a non-cash purchase accounting charge of $0.3 million adjusting acquired finished goods inventories to fair value. Operating income as a percentage of net sales declined to 6.5%.

Corporate

        Corporate expenses for the year ended December 31, 2008 totaled $21.5 million compared to $14.0 million for the year ended December 31, 2007. The increase of $7.5 million is due to CKD related acquisition start up expenses of $2.4 million, transitional services provided by MWV of $3.6 million, higher stock compensation costs of $1.1 million, depreciation and amortization of $1.1 million and other cost increases of $0.9 million, partially offset by lower transitional support services from IP of $1.6 million as the Company terminated its transitional services agreement with IP upon converting to its new ERP system in April 2008.

2007 compared to 2006 (Predecessor KPB)

        Net sales for the year ended December 31, 2007 were $256.8 million compared to $246.2 million for the similar period in 2006, an increase of 4.3%. The increase was driven by higher prices of 3.4% and volume of 2.8% in the unbleached kraft segment, partially offset by an 8.3% decrease in dunnage bag sales due to lower volume. Refer to the individual segment discussions below for detailed sales information for each segment.

        Cost of sales for the year ended December 31, 2007 was $162.4 million compared to $160.4 million for the similar period of 2006, an increase of 1.2%. The increase in cost of sales for the year ended December 31, 2007, compared to the respective period in 2006 was due to a $1.5 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, higher unbleached kraft volume of $5.9 million, and inflation on utilities and other costs of $2.7 million, partially offset by lower dunnage bag volume of $1.8 million, cost reduction initiatives of $1.1 million, lower raw material costs of $3.2 million and lower facilities and other costs of $2.0 million.

        Freight and distribution expenses for the year ended December 31, 2007 totaled $23.6 million compared to $22.3 million for the year ended December 31, 2006. The increase of $1.3 million was driven by higher unbleached kraft sales volume and inflation on truck and rail shipment rates. In addition a greater percentage of 2007 shipments were by truck which has a higher cost per ton compared to rail.

        Selling, general and administrative expenses for the year ended December 31, 2007 totaled $16.5 million compared to $11.3 million for the 2006 period. The increase of $5.2 million is due to KapStone incurring its own corporate headquarters expenses. Expenses for the 2006 period reflect an allocation of corporate expenses from IP.

        Depreciation and amortization for year ended December 31, 2007 totaled $11.3 million compared to $18.2 million for the year ended December 31, 2006. The decrease of $6.9 million reflects the results of a third party appraisal of depreciable plant and machinery and equipment assets to their respective fair values as of January 2, 2007. The fair value of assets acquired was approximately $100 million less than the basis being used for depreciation in the 2006 period.

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

        Interest expense for the year ended December 31, 2007 was $4.3 million compared to $1.4 million for the similar period in 2006. Interest expense for the year ended December 31, 2007 reflects interest on the Company's long-term debt and amortization of debt issuance costs while interest expense in the 2006 period reflects interest on Industrial Development Bonds and Environmental Development Bonds. These bonds were not assumed by KapStone as part of the KPB acquisition. Amortization of debt issuance costs for the year ended December 31, 2007 was $0.3 million and reflects amortization of the $0.9 million paid in 2007 for the KPB acquisition credit facility.

        Provision for income taxes for the year ended December 31, 2007 reflects an effective tax rate of 36.0%. The effective tax rate for the 2006 period was 38.6%. The lower effective tax rate was due to a higher benefit from the domestic manufacturing deduction in 2007.

        The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

		Predecessor KPB
	Year Ended December 31,	Year Ended December 31,
Operating Segment ($ 000's):	2007	2006
Consolidated net sales:
Unbleached kraft	$227,921	$214,175
All other	32,801	35,753
Elimination of intersegment sales	(3,927)	(3,767)

Total	$256,795	$246,161

Operating income / (loss):
Unbleached kraft	$51,901	$34,280
All other	6,350	7,514
Corporate	(13,951)	(7,843)

Total	$44,300	$33,951

Unbleached Kraft

	Years Ended December 31,
	2007	2006	Change	%
Net sales	$227,921	$214,175	$13,746	6.4%
Operating income	51,901	34,280	17,621	51.4%
Operating income % of net sales	22.8%	16.0%	6.8%
Average revenue per ton	$547	$529	$18	3.4%
Tons of paper sold	416,501	405,143	11,358	2.8%

        For the year ended December 31, 2007, unbleached kraft segment net sales increased by $13.7 million, or 6.4%, to $227.9 million compared to $214.2 million for the year ended December 31, 2006. Average revenue per ton increased $18 due to the favorable impact of higher kraft paper prices in 2007 and the full realization of price increases implemented in 2006 net of mix changes, or approximately $7.6 million of the sales increase. Volume of paper sold increased by 11,358 tons, or $6.1 million, driven by a 38,543 ton increase in linerboard partially offset by a 27,185 ton reduction in kraft paper. Intersegment sales to the dunnage bag segment of $3.9 million increased by $0.1 million.

        Unbleached kraft segment operating income increased by $17.6 million, or 51.4%, to $51.9 million for the year ended December 31, 2007 compared to $34.3 million for the year ended December 31, 2006. Higher sales volume, mix changes and average revenue per ton contributed $8.0 million of the increased operating income. In addition, lower depreciation costs of $6.9 million due to revaluing plant, property and equipment to fair values, cost reduction initiatives and lower other costs of $5.1 million and lower raw material costs of $3.2 million also contributed to the improved results. These improvements were partially offset by a $1.2 million non-cash purchase accounting charge adjusting finished goods inventory to fair value, inflation on utilities and other costs of $3.4 million, a $1.0 million two day unplanned outage caused by an electrical fire in June 2007 and several unplanned outages in the fourth quarter of 2007 that negatively impacted operating income by $1.9 million. In addition, operating income for the years ended December 31, 2007 and 2006 includes $4.6 million of expenses relating to the Company's annual planned maintenance outage. Operating income as a percentage of net sales improved to 22.8%.

All other

	Years ended December 31,
	2007	2006	Change	%
Net sales	$32,801	$35,753	$(2,952)	(8.3)%
Operating income	6,350	7,514	(1,164)	(15.5)%
Operating income % of net sales	19.4%	21.0%	(1.6)%

        For the year ended December 31, 2007, net sales for the all other operating segment decreased by $3.0 million, or 8.3%, to $32.8 million compared to $35.8 million for the year ended December 31, 2006 mainly due to a 7.5% decrease in unit volume. Average revenue per dunnage bag of $3.78 decreased by $0.03 or 0.8%, for the year ended December 31, 2007 compared to the similar period in the prior year. Dunnage bag sales have decreased due to reduced customer shipping activity particularly in the less-than-truckload market, lower demand in the home construction industry and a distributor losing position with two key accounts.

        All other segment operating income decreased by $1.2 million, or 15.5%, to $6.4 million for the year ended December 31, 2007 compared to $7.5 million for the year ended December 31, 2006. Lower sales volume and prices contributed approximately $1.0 million of the shortfall, offset by cost reduction initiatives of $0.3 million. In addition, 42% of the shortfall was contributed by a non-cash purchase accounting charge of $0.3 million adjusting finished goods inventories to fair value and higher amortization expense of intangible assets of $0.2 million. Operating income as a percentage of net sales declined to 19.4%.

Corporate

        Corporate expenses for the year ended December 31, 2007 totaled $14.0 million compared to $7.8 million for the year ended December 31, 2006. The increase of $6.2 million is due to the KPB acquisition which was consummated on January 2, 2007. Results for the 2006 period include an allocation of corporate expenses from IP while the expenses for the 2007 period reflect corporate expenses associated with an operating company. Included in 2007 corporate expenses is approximately $2.4 million for transitional support provided by IP.

KapStone Paper and Packaging Corporation compared to Stone Arcade Acquisition Corporation

2007 compared to 2006

Operating Income

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

Interest expense and interest income

        Interest expense and interest income for the year ended December 31, 2007, was $4.3 and $2.1 million, respectively, compared to interest income of $5.3 million for the year ended December 31, 2006. Interest expense for the year ended December 31, 2007 reflects interest on the Company's long-term debt while interest income reflects earnings on excess cash that was invested in a combination of a bank certificate of deposit (maturity of 120 days), commercial paper (seven day maturity) and overnight deposits. Interest income in 2006 reflects interest earned on restricted cash held in trust when the Company was a development stage enterprise. These investments consisted primarily of U.S. government securities.

Liquidity and Capital Resources

Acquisitions

        The Company has consummated two acquisitions totaling $619.2 million in its first two years of operations. The assets acquired consist of unbleached kraft paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas and a lumber mill in Summerville, South Carolina. The KPB acquisition in 2007 also includes contingent earn-out payments of up to $60 million based on KPB's annual earnings before interest, income taxes, depreciation and amortization ("EBITDA") during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB's average annual EBITDA for the five year period immediately following the acquisition, less $165 million and subject to a maximum of $35 million. The second contingent payment is an "all or nothing" payment and is payable if KPB's average annual EBITDA for the same five year period equals or exceeds $49.2 million. Both payments, if earned, will be due and paid at the end of the five year period. A portion of the contingent earn-out payment, as defined by the purchase agreement, can be accelerated upon the sale of either the Roanoke Rapids or Fordyce businesses.

        If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration and recorded as goodwill.

        The purchase agreement for the CKD acquisition has no provision for contingent earn-out payments.

Credit Facilities

Senior Credit Agreement

        We entered into a Senior Credit Agreement, dated as of June 12, 2008, and effective with the consummation of the acquisition of CKD, (the "Senior Credit Agreement"), among us, KapStone Kraft Paper Corporation, as borrower ("KapStone Kraft"), our other subsidiaries named therein, as guarantors, the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Senior Credit Agreement provides for an aggregate of up to $515 million in senior secured credit facilities (the "Senior Credit Facilities"), consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility (including a letter of credit subfacility). The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of the borrower and guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

        The term A loan facility is required to be repaid by us in consecutive quarterly installments of $7.1 million March 31, 2009 to June 30, 2009, $9.5 million from September 30, 2009 to June 30, 2010, $11.8 million from September 30, 2010 to March 31, 2013, with a final payment of all outstanding principal and interest on the maturity date. The term B loan is required to be repaid by KapStone in consecutive quarterly installments of $0.5 million from March 31, 2009 to June 30, 2009, $0.6 million from September 30, 2009 to June 30, 2010, $0.8 million from September 30, 2010 to March 31, 2015 and $5.6 million on the maturity date. Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes and are required to be repaid in full on the maturity date. The maturity date is the earlier of: (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper will become (or are reasonably expected to become) due; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio at the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

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

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.5 million as of December 31, 2008. These letters of credit are used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2009 unless extended.

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

Note Purchase Agreement

        Pursuant to the Note Purchase Agreement dated July 1, 2008 (the "Note Purchase Agreement") by and among us, KapStone Kraft and the purchasers listed in the Purchaser Schedule attached to the Note Purchase Agreement (the "Purchasers"), the Purchasers purchased from KapStone Kraft senior secured promissory notes (the "Senior Notes") with an aggregate principal amount of $40 million. The Senior Notes are guaranteed by the Company and the Company's other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of KapStone Kraft and the other guarantor subsidiaries and up to 66% of the capital stock of the Company's foreign subsidiaries.

        The Senior Notes mature on July 1, 2015 and bear interest at the rate of 8.30% per annum, payable quarterly on the 1st day of October, January, April and July in each year. The Senior Notes are required to be repaid by KapStone Kraft in annual installments of $3 million on July 1, 2009; $4 million on July 1, 2010; $5 million on July 1, in each of the years 2011 to 2014, inclusive and $13 million on July 1, 2015. The Senior Notes may be prepaid at any time with the payment of an applicable yield- maintenance amount. In the event that a mandatory prepayment event occurs under the Senior Credit Agreement (certain asset dispositions, casualty events, exercises of outstanding warrants, debt and equity issuances and excess cash flow, in each case subject to certain conditions), then KapStone Kraft is required to offer to repay, without premium, a pro rata portion of the Senior Notes held by each holder who accepts the KapStone Kraft's prepayment offer (such portion based on the product of (a) the net cash proceeds from the mandatory prepayment event required to be prepaid pursuant to the Senior Credit Agreement multiplied by (b) a fraction, the numerator of which is the aggregate outstanding principal amount of the Senior Notes held by such holder and the denominator of which is the sum of (x) the aggregate outstanding principal amount under the Senior Credit Agreement and (y) the aggregate outstanding principal amount under all Senior Notes.)

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

Intercreditor and Collateral Agency Agreement

        The Company, KapStone Kraft and each of its guarantor subsidiaries entered into an Intercreditor and Collateral Agency Agreement dated July 1, 2008 (the "Intercreditor Agreement") with Bank of America, N.A., as administrative agent under the Senior Credit Agreement, and each of the holders of Senior Notes. The Intercreditor Agreement provides, among other things, that the borrowings under the Senior Credit Agreement and the Senior Notes shall be secured equally and ratably by the assets of the Company, KapStone Kraft and the Company's other domestic subsidiaries. Bank of America, N.A. is appointed as collateral agent to act on behalf of the holders of the Senior Notes and the lenders under the Senior Credit Agreement.

Alternative Fuel Credits

        The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer's trade or business. The credit, equal to $.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009 the Company filed to be registered as an alternative fuel mixer and is expected to receive notification that the registration was approved in April of 2009. The Company plans to use the tax credits to pay down debt.

Subsequent Event

        On March 31, 2008 the Company consummated the sale of its dunnage bag business to Illinois Tool Works, Inc. for $36.0 million. Total assets of the dunnage bag business at December 31, 2008 were approximately $17.1 million. Net cash proceeds from the transaction were used to pay down debt.

Debt Covenants

        Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Senior Credit Agreement. On December 31, 2008 the maximum permitted leverage ratio is 3.75 to 1.00. From March 31, 2009 through September 30, 2009 the ratio is 3.5 to 1.00. Thereafter the maximum permitted leverage ratio is 3.00 to 1.00. On December 31, 2008 KapStone was in compliance with the Senior Credit Agreement with a leverage ratio of 3.67 to 1.00.

        The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and principal payments during the twelve month period. From the closing date of the credit agreement through the quarter ending September 30, 2011 the fixed charge coverage ratio is required to be at least 1.10 to 1.00. Starting with the quarter ending December 31, 2011 through the end of the credit agreement, the fixed charge coverage ratio is required to be not less than 1.15 to 1.00. On December 31, 2008 KapStone was in compliance with the Senior Credit Agreement with a fixed charge coverage ratio of 1.39 to 1.00.

        As of December 31, 2008 KapStone was in compliance with all applicable covenants in the Senior Credit Agreement.

Sources and Uses of Cash

Years ended December 31 (dollars in thousands)	2008	2007	2006
Operating activities	$47,352	$52,235	$2,431
Investing activities	(490,569)	(47,416)	(4,589)
Financing activities	390,747	51,816	—

2008

        Cash and cash equivalents of $4.2 million at December 31, 2008 decreased by $52.5 million during the year ended December 31, 2008, reflecting net cash inflow from operating activities of $47.4 million, net cash outflow from investing activities of $490.6 million and net cash inflow from financing activities of $390.7 million.

        Net cash inflow from operating activities was $47.4 million due to net income for the period of $19.7 million, an increase in operating assets and liabilities of $24.7 million and non-cash charges of $52.4 million. Operating assets and liabilities increased mainly due to a $14.2 million increase in inventories driven by higher levels of finished goods at year end as production exceeded demand and $14.1 million for refundable and prepaid income taxes.

        Net cash outflow from investing activities was $490.6 million and included payment for the CKD acquisition of $467.4 million and capital expenditures of $23.2 million. Capital expenditures of $20.3 million for the unbleached kraft segment include equipment upgrades and replacements at paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina. In addition,

$2.3 million of capital expenditures at corporate reflect final costs to complete the Company's new ERP system. Capital expenditures for other operating segments totaled $0.6 million.

        Net cash inflow from financing activities totaled $390.7 million during the year ended December 31, 2008, and included $415.0 million of proceeds from two term loans as part of a new senior secured credit facility, $78.5 million of proceeds from borrowings under a revolving credit line, $40.0 million of proceeds from the issuance of senior notes and $15.5 million from the exercises of common stock warrants. In addition, during the year, the Company made $145.6 million of long-term debt principal payments and paid $12.6 million of debt issuance costs associated with its new senior secured credit facility.

2007

        Cash flow from all activities during the year ended December 31, 2007 increased by $56.6 million from December 31, 2006, reflecting the receipt of funds held in trust at December 31, 2006 not used for the KPB acquisition of $28.3 million, and cash generated from operations of $52.2 million, partially offset by capital expenditures of $11.9 million, repayment of long-term debt of $7.5 million, acquisition costs paid of $1.2 million and an investment banking fee paid of $1.2 million.

        Net cash inflow from operating activities was $52.2 million due to net income for the period of $27.0 million, changes in operating assets and liabilities of $12.8 million and non-cash charges of $12.4 million.

        Net cash outflow from investing activities was $47.4 million and included payment for the KPB acquisition of $149.6 million and capital expenditures of $11.9 million. Capital expenditures of $6.1 million were for the unbleached kraft segment and include equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina. In addition, $5.4 million of capital expenditures at corporate included $3.9 million paid for development of a new ERP system. Capital expenditures for the all other segments totaled $0.4 million. These amounts were partially offset by receipt of funds held in trust for the KPB acquisition of $115.2 million.

        Net cash inflow from financing activities totaled $51.8 million during the year ended December 31, 2007 and included proceeds form the long-term loan of $60.0 million and $1.6 million from the exercise of common stock warrants. In addition, during the year, the Company made long-term debt principal payments of $7.5 million, paid its investment banker a $1.2 million fee relating to services performed for the Company's Initial Public Offering and paid a $0.9 million fee for its credit facility.

Summary of Financial Position

At December 31 (dollars in thousands)	2008	2007	2006
Cash and cash equivalents	$4,165	$56,635	$—
Working capital	63,931	65,090	112,377
Current portion of long-term debt and long-term debt and notes, net	429,929	52,500	—

Cash and cash equivalents

        The decrease in cash and cash equivalents in 2008 was primarily due to using approximately $56 million to fund a portion of the CKD acquisition on July 1, 2008.

        The increase in cash and cash equivalents in 2007 was primarily from cash flow from operations of $52.2 million.

Working Capital

        The decrease in working capital of $1.2 million in 2008 was mainly due to a $52.5 million decrease in cash and cash equivalents, an increase in accounts payable and accrued expenses assumed from the CKD acquisition and $21.0 million of higher current portion of long-term debt relating to the new senior secured credit facility offset by higher trade accounts receivables and inventories acquired as part of the CKD acquisition and $14.1 million of refundable and prepaid income taxes.

        The decrease in working capital in 2007 reflects the use of restricted cash held in trust to fund a portion of the KPB acquisition offset by trade accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses acquired and assumed as part of the KPB acquisition.

Current portion of long-term debt and long-term debt and notes

        The $377.4 million increase in current portion of long-term debt and long-term debt in 2008 reflects $455.0 million of proceeds from the Company's new senior secured credit facility and senior notes to fund the CKD acquisition and $78.5 million of proceeds from the revolving credit facility, offset by principal repayments including the outstanding balance from the prior credit facility of $145.6 million. In addition, at December 31, 2008, the Company has $12.4 million of borrowings outstanding from the revolving credit facility.

        The $52.5 million increase in current portion of long-term debt and long-term debt in 2007 reflects $60.0 million of proceeds from the Company's first credit facility used to fund a portion of the KPB acquisition, offset by $7.5 million of principal repayments.

Future Cash Needs

        We expect that cash generated from operating activities and, if needed, the ability to draw from our revolving credit facility will be sufficient to meet anticipated 2009 cash needs primarily consisting of $40.6 million of debt service, approximately $30.0 million of capital expenditures and any additional working capital needs. At December 31, 2008 the Company utilized $12.4 million on the $100 million revolving credit facility.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other non-related entities or entered into any options on non-financial assets.

Critical Accounting Policies

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

        The Company recognizes revenue from the sale of shaft horsepower, generated by its cogeneration facility, on a gross basis and within net sales. These sales are included in the unbleached kraft segment.

        Freight charged to customers is recognized in net sales.

        Goodwill and Intangible Assets—Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company tests for goodwill impairment annually using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company's reporting units are consistent with its operating segments. The estimates of fair value of a reporting unit are determined based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter. However, as a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company's stock price as compared to its book value per share and the significant disruptions in the global credit markets, the Company performed an interim impairment test for goodwill as of the fiscal year end 2008. The Company's annual and interim impairment tests did not result in an impairment charge for goodwill in the years presented.

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

Recent Accounting Pronouncements

        See Note 2 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2008 ($000's):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Long-term debt and notes(1)	$440,389	$40,556	$49,056	$55,062	$55,062	$213,305	$27,348
Interest on long-term debt and notes(2)	70,766	17,817	16,162	14,094	11,944	6,518	4,231
Operating lease obligations(3)	18,010	3,991	3,701	3,422	2,429	1,457	3,010
Purchase obligations(4)	366,566	34,001	33,067	31,767	31,117	30,256	206,358
Minimum pension plan funding(5)	7,252	7,252	—	—	—	—	—

Total	$902,983	$103,617	$101,986	$104,345	$100,552	$251,536	$240,947

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2008 in current portion of long-term debt and notes, and long-term debt and notes, as appropriate.

(2)
Assumes debt is carried to full term and includes any mandatory prepayment for 2009. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at in the rates in effect on December 31, 2008. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2008.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2008. The Company has no capital lease obligations.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2008. See Note 4 of Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV.

(5)
The Company's pension and post retirement liabilities were $8.4 million as of December 31, 2008. This minimum pension plan funding represents the Company's expected 2009 contributions and was determined in accordance with IRS guidelines.

        The KPB acquisition includes contingent earn-out payments of up to $60 million based on KPB's EBITDA during the five year period immediately following the acquisition. The payments, if earned, will be due and payable in early 2012. The potential earn-out payments are not included in the contractual obligations table as all conditions for the payments have not been met.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest rates

        Under KapStone's Senior Secured Credit Facility, at December 31, 2008 we have outstanding variable based interest rate term loans totaling $388.0 million and advances under the revolving credit facility of $12.4 million. The facility has various maturity dates from June 12, 2013 through June 12, 2015. Borrowings under the term loan accrue interest, at our option, at either: Eurodollar plus 1.5% to 3.5% depending on KapStone's total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to 2.0% depending on KapStone's total debt to EBITDA ratio.

        Changes in market rates may impact the bank's Eurodollar rate. For instance, if the bank's Eurodollar rates were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.8 million based upon our expected future monthly loan balances per our existing repayment schedule.

Commodity prices

        We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have two contracts to purchase coal at fixed prices that expire on December 31, 2009.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign currency

        We are exposed to currency fluctuations as we invoice certain European customers in euros. At times, the Company uses forward contracts to reduce the impact of currency fluctuations. No such contracts were outstanding at December 31, 2008.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers to allow for timely decisions regarding financial disclosure.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Our management has excluded CKD from its assessment of internal control over financial reporting as of December 31, 2008 as it was acquired by us in a purchase business combination on July 1, 2008. CKD is a wholly-owned subsidiary whose total assets and total revenues represent 74% and 48%, respectively, of our consolidated financial statement amounts as of, and for the year ended December 31, 2008. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Changes in Internal Control over Financial Reporting.    No change was identified in connection with the evaluation required by Rule 13a-15(d) under the Securities Exchange Act of 1934 that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information called for by this Item with respect to our Executive Officers is furnished in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement under the caption "Election of Directors," (ii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Election of Directors—What Committees has the Board of Directors Established?," (iii) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (iv) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by this Item is contained in the Company's Proxy Statement under the captions "Executive Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Information," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at December 31, 2008," "Potential Payments upon Termination or Change-in-Control," and "2008 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement under the captions "Securities Authorized for Issuance Under Equity Compensation Plan", "Stock Ownership of Directors and Executive Officers" and "Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement under the captions "Certain Relationships and Related Person Transactions," "Nominating and Governance Committee" and "Election of Directors—What Committees has the Board Established?" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

(a)(2) Financial Statement Schedule

        Certain financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.		Description
2.1		Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(1)
2.2		Letter Amendment to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation, dated December 15, 2006.(2)
2.3		Asset Purchase Agreement dated April 4, 2008 among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC.(7)
3.1		Amended and Restated Certificate of Incorporation.(3)
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation(2)
3.3		Amended and Restated By-laws.(8)
4.1		Specimen Unit Certificate.(3)
4.2		Specimen Common Stock Certificate.(3)
4.3		Specimen Warrant Certificate.(3)
4.4		Form of Unit Purchase Option to be granted to Representative.(2)
4.5		Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)
4.6		Amended and Restated Warrant Clarification Agreement.(4)
4.7		Amended and Restated Unit Purchase Clarification Agreement(5)
10.1		Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders.(3)
10.11		Lease Agreement between City of Fordyce, Arkansas and IP.(2)
10.13	+	Amendment to the KapStone Paper and Packaging Corporation 2006 Incentive Plan.(8)
10.14	+	Performance Incentive Plan of KapStone Paper and Packaging Corporation.(8)
10.15	+	Form of Restricted Stock Unit Agreement.(8)

Exhibit No.		Description
10.16		Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from).(9)
10.17		Note Purchase Agreement, dated July 1, 2008, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation and The Prudential Insurance Company of America.(9)
10.18
Credit Agreement, dated June 12, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.(10)
10.19
Intercreditor and Collateral Agency Agreement, dated July 1, 2008, by and among Bank of America N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent Under the Credit Facility Agreement on Behalf of the Secured Lender Parties and Certain Institutional Lenders.(9)
10.2		Form of Promissory Note issued to each of Roger Stone, Matthew Kaplan, John Chapman, Jonathan Furer and Muhit Rahman.(3)
10.3		Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(3)
10.4		Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(3)
10.5		Form of Letter Agreement between Stone-Kaplan Investments LLC and Registrant regarding administrative support.(3)
10.6		Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(3)
10.7		Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc.(3)
10.8	+	2006 Incentive Plan.(13)
14.0		Code of Ethics.(12)
16.1		Letter Regarding Change in Certifying Accountant.(6)
21.1		Subsidiaries.(11)
23.1		Consent of Ernst & Young LLP.
23.2		Consent of Deloitte & Touche LLP.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Management compensatory plan or arrangement.

(1)
Incorporated by reference to the Registrant's Report on Form DEFA 14A filed on December 15, 2006.

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

(5)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2006 filed on December 12, 2006.

(6)
Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on April 19, 2006.

(7)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 4, 2008.

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 10, 2008.

(9)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

(10)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 12, 2008.

(11)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 4, 2008.

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K/A filed on March 14, 2007.

(13)
Incorporated by reference to Annex C of the Definitive Proxy Statement (No. 000-51444), dated December 15, 2006.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 31, 2009	By: /s/ Roger W. Stone Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 31 2009	By: /s/ Roger W. Stone Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2009	By: /s/ Andrea K. Tarbox Andrea K. Tarbox, Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 31, 2009	By: /s/ Matthew Kaplan Matthew Kaplan, President, Secretary and Director
March 31, 2009	By: /s/ John M. Chapman John M. Chapman, Director
March 31, 2009	By: /s/ James Doughan James Doughan, Director
March 31, 2009	By: /s/ Jonathan R. Furer Jonathan R. Furer, Director
March 31, 2009	By: /s/ Ronald J. Gidwitz Ronald J. Gidwitz, Director
March 31, 2009	By: /s/ Muhit U. Rahman Muhit U. Rahman, Director
March 31, 2009	By: /s/ S. Jay Stewart S. Jay Stewart, Director

KapStone Paper and Packaging Corporation

(INDEX TO FINANCIAL INFORMATION)

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 3a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Our management has excluded Charleston Kraft Division (CKD) from its assessment of internal control over financial reporting as of December 31, 2008 as it was acquired by us in a purchase business combination on July 1, 2008. CKD is a wholly-owned subsidiary whose total assets and total net sales represent 74% and 48%, respectively, of our consolidated financial statement amounts as of, and for the year ended December 31, 2008. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Based on this assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.

        Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired Charleston Kraft Division, which is included in the 2008 consolidated financial statements of KapStone Paper and Packaging Corporation and constituted $538 million and $481 million of total and net assets, respectively, as of December 31, 2008 and $254 million and $9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of KapStone Paper and Packaging Corporation also did not include an evaluation of the internal control over financial reporting of the acquired Charleston Kraft Division.

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2008 and 2007 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 31, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
March 31, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation's internal controls over financial reporting as of December 31, 2008, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, IL
March 31, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors of
International Paper Company:

        We have audited the accompanying combined statements of operations and cash flows of the Kraft Papers Business—A Division (the"Division" or "Kraft Papers Business") of International Paper Company for the year ended December 31, 2006. These financial statements are the responsibility of the Division's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Division is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Division's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1, 11, 12, 19 and 20 to the financial statements, the accompanying combined financial statements have been prepared from the separate records maintained by the Division and International Paper Company and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Kraft Papers Business had been operated as an unaffiliated company. Portions of certain expenses represent allocations made from corporate-office items applicable to International Paper Company as a whole.

        In our opinion, such combined financial statements present fairly, in all material respects, the results of operations and cash flows of the Kraft Papers Business for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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
Deloitte & Touche

Memphis, Tennessee
March 19, 2007 (March 14, 2008 as to the effects of the reclass discussed in Note 3)

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,165	$56,635
Trade accounts receivable, less allowance of $2,421 in 2008 and $0 in 2007	68,586	30,208
Inventories	89,692	19,846
Refundable and prepaid income taxes	14,145	—
Prepaid expenses and other current assets	10,858	735
Deferred income taxes	3,363	1,263

Total current assets	190,809	108,687

Plant, property and equipment, net	483,780	104,858
Other assets	882	3,735
Intangible assets, net	45,195	5,875
Goodwill	6,524	2,295

Total assets	$727,190	$225,450

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and notes	$40,556	$19,578
Accounts payable	42,214	11,050
Accrued expenses	30,462	4,867
Accrued compensation costs	13,646	6,625
Accrued income taxes	—	1,477

Total current liabilities	126,878	43,597

Other liabilities:
Long-term debt and notes, net	389,374	32,922
Pension and post-retirement benefits	8,355	3,420
Deferred income taxes	15,951	1,047
Other liabilities	5,865	279

Total other liabilities	419,545	37,668

Commitments and contingencies
Stockholders' equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 28,370,248 shares issued and outstanding (40,000 treasury shares outstanding) at December 31, 2008 and 25,280,197 issued and outstanding at December 31, 2007 (40,000 treasury shares outstanding)	3	3
Additional paid-in capital	132,206	115,002
Retained earnings	48,766	29,101
Accumulated other comprehensive (loss) / income	(208)	79

Total stockholders' equity	180,767	144,185

Total liabilities and stockholders' equity	$727,190	$225,450

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

				Predecessor KPB
	Years Ended December 31,
				Year Ended December 31, 2006
	2008	2007	2006
Net sales (including Predecessor related-party net sales of $16.0 million for the year ended December 31, 2006)	$524,549	$256,795	—	$246,161
Cost of sales, excluding depreciation (including Predecessor related-party purchases of $48.8 million for the year ended December 31, 2006)	362,462	162,429	—	160,444
Freight and distribution	50,154	23,581	—	22,274
Selling, general and administrative expenses (including Predecessor costs allocated by IP of $10.8 million for the year ended December 31, 2006)	30,411	16,482	1,976	11,282
Depreciation and amortization	31,683	11,327	—	18,210
Other operating income	817	1,324	—	—

Operating income / (loss)	50,656	44,300	(1,976)	33,951

Foreign exchange losses	987	—	—	—
Interest income	927	2,096	5,291	—
Interest expense	18,449	4,295	—	1,411

Income before provision for income taxes	32,147	42,101	3,315	32,540
Provision for income taxes	12,482	15,138	1,119	12,573

Net income	$19,665	$26,963	$2,196	$19,967

Interest income, net of taxes, attributable to common stock subject to possible redemption	—	—	(686)

Net income allocable to holders of nonredeemable common stock	$19,665	$26,963	$1,510

Weighted-average number of shares outstanding:
Basic	26,486,924	25,010,057	25,000,000
Diluted	34,455,816	36,134,488	29,601,770
Net income per share:
Basic	$0.74	$1.08	$0.09

Diluted	$0.57	$0.75	$0.07

Weighted-average shares outstanding exclusive of shares subject to possible redemption:
Basic	26,486,924	25,006,724	21,023,688

Diluted	34,455,816	36,064,206	25,625,458

Net income per share exclusive of shares and deferred interest subject to possible redemption:
Basic	$0.74	$1.08	$0.07

Diluted	$0.57	$0.75	$0.06

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2005	25,000,000	$3	$91,099	$628	$—	$91,730
Reclassification as a result of 3,958,000 shares of common stock no longer subject to possible redemption			22,805			22,805
Accretion of trust fund relating to common stock subject to possible redemption				(686)		(686)
Net income				2,196		2,196

Balance—December 31, 2006	25,000,000	$3	$113,904	$2,138	$—	$116,045

Purchase of redeemed common stock	(40,000)
Exercises of warrants into common stock	320,197		1,601			1,601
Stock based compensation expense			697			697
Underwriter fee			(1,200)			(1,200)
Comprehensive Income:
Net income				26,963		26,963
Actuarial gain on pension and postretirement plans (net of tax of $44)					79	79

Total Comprehensive Income						27,042

Balance—December 31, 2007	25,280,197	$3	$115,002	$29,101	$79	$144,185

Stock based compensation expense			1,754			1,754
Exercises of warrants into common stock	3,090,051		15,450			15,450
Comprehensive Income:
Net income				19,665		19,665
Actuarial loss on pension and postretirement plans (net of tax of $174)					(287)	(287)

Total Comprehensive Income						19,378

Balance—December 31, 2008	28,370,248	$3	$132,206	$48,766	$(208)	$180,767

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

				Predecessor KPB
	Years Ended December 31,
				Year Ended December 31, 2006
	2008	2007	2006
Operating activities
Net income	$19,665	$26,963	$2,196	$19,967
Depreciation and amortization	31,683	11,327	—	18,210
Stock based compensation expense	1,754	697	—	—
Amortization of debt issuance costs	2,007	254	—	—
Loss on disposal of fixed assets	299	463	—	700
Deferred income taxes	16,644	(244)	(725)	—
Other, net	—	—	—	(2,076)
Changes in operating assets and liabilities	(24,700)	12,775	960	(596)

Net cash provided by operating activities	47,352	52,235	2,431	36,205

Investing activities
CKD acquisition (net of cash acquired)	(467,399)	(1,191)	(149)	—
KPB acquisition	—	(149,603)	(900)	—
Capital expenditures	(23,170)	(11,861)	—	(7,419)
Purchase of short-term investments	—	(35,000)	—	—
Maturity of short-term investments	—	35,000	—	—
Restricted cash held in trust	—	115,239	(115,239)	53
Purchases of U.S. government securities held in trust	—	—	(1,482,963)	—
Maturities of U.S. government securities held in trust	—	—	1,594,662	—

Net cash used in investing activities	(490,569)	(47,416)	(4,589)	(7,366)

Financing activities
Proceeds from long-term debt and notes	455,000	60,000	—	—
Proceeds from revolving credit facility	78,500	—	—	—
Debt issuance costs paid	(12,593)	(855)	—	—
Repayments of long-term debt and notes	(145,610)	(7,500)	—	—
Redemption of shares	—	(230)	—	—
Investment banking fee paid	—	(1,200)	—	—
Proceeds from exercises of warrants into common stock	15,450	1,601	—	—
Distributed to Predecessor Parent Company	—	—	—	(28,839)

Net cash provided (used in) by financing activities	390,747	51,816	—	(28,839)

Net increase (decrease) in cash and cash equivalents	(52,470)	56,635	(2,158)	—
Cash and cash equivalents-beginning of period	56,635	—	2,158	1

Cash and cash equivalents-end of period	$4,165	$56,635	$—	$1

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

Description of Business

        On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business ("KPB") from International Paper Company ("IP"). The accompanying consolidated financial statements include the results of KPB since the date of acquisition. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage enterprise. For periods prior to the acquisition, KPB is deemed to be the "Predecessor" to the Company. As a result, certain financial information of KPB is presented for comparative purposes, including the statement of income and statement of cash flow for the year ended December 31, 2006. The accompanying consolidated statement of income and cash flows present the results of operations and cash flows for i) the period preceding the acquisition of KPB, exclusive of KPB results of operations and cash flows and ii) for the periods succeeding the acquisition our consolidated results of operations including KPB. The results of operations and cash flows on a consolidated basis subsequent to the acquisition of KPB is not comparative to the Predecessor KPB results of operations and cash flows as i) the basis of the acquired assets and liabilities from KPB have been adjusted to fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and ii) KPB was a division of IP and not a stand alone business. The results of our operations and financial position also reflect the acquisition of MeadWestvaco Corporation's ("MWV") Charleston Kraft Division ("CDK") which occurred on July 1, 2008; thereby, making 2008 not comparative to 2007 (see Notes 4 and 5).

Predecessor's Basis of Presentation

        The Predecessor's accompanying combined financial statements for the year ended December 31, 2006 were prepared from separate records maintained by the Kraft Papers Business and IP and include all allocations of certain IP corporate costs and expenses. The liabilities associated with the IP corporate costs and expenses were not allocated to KPB in the accompanying combined financial statements. These costs and obligations are those of IP, not KPB. These liabilities primarily include workers' compensation and general liability insurance reserves, payroll taxes and pension and post retirement and post employment liabilities. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 57, Related Party Disclosures, related-party transactions cannot be presumed to be carried out on an arms-length basis as the requisite conditions of competitive, free-market dealing may not exist. These combined financial statements may not necessarily be indicative of the conditions

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

1. Formation, Basis of Presentation and Description of Business (Continued)

that would have existed, or the results of operations that would have resulted, had KPB been operated as an unaffiliated company.

        On July 19, 2005, IP announced a plan to transform its business portfolio to concentrate on two key platform businesses: Uncoated Papers and Packaging. In connection with this plan, IP announced it would evaluate strategic options for other businesses, including the possible sale or spin-off of KPB. In March 2006, IP's management committed to a plan to sell KPB. As a result, the net assets of KPB met the criteria of held for sale for IP as described in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, IP performed the impairment test required by SFAS No. 144,using a held-for-sale classification for its investment in KPB. An aggregate impairment charge of approximately $112 million was recognized by IP in its 2006 operating results.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Use of Estimates—The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.

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

        The Company recognizes revenue from the sale of shaft horsepower, generated by its cogeneration facility, on a gross basis and within net sales. These sales are included in the unbleached kraft segment.

        Freight charged to customers is recognized in net sales.

        Cost of Sales—Cost of sales is determined on a first-in first-out basis and includes the following: the cost of inventory sold during the period, maintenance, property taxes related to manufacturing facilities, but excludes deprecation and amortization. Proceeds received from the sale of by-products generated from the paper manufacturing process are reflected as a reduction to cost of sales. By-product revenue is derived primarily from the sale of tall oil, hardwood and turpentine to third parties. During 2008, 2007, and 2006 (Predecessor KPB), cost of sales was reduced by $10.5 million, $5.9 million, and $5.4 million, respectively, for by-product revenue.

        Annual Maintenance Cost—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method of FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. Other maintenance costs are expensed as incurred.

        The Company completed its annual planned maintenance outage, at its North Carolina unbleached kraft facility, in the quarter ended September 30, 2008. Costs of approximately $6.0 million related to the outage are included in cost of sales for the year ended December 31, 2008, and approximately $4.6 million in the years ended December 31, 2007 and 2006 (Predecessor).

        Net Income per Common Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued for the exercise of outstanding in-the-money warrants and stock options and unvested restricted stock awards and assuming the proceeds thereof were used to purchase common shares at the average market price during the period such awards were outstanding and inclusion of such shares is dilutive to net income per share.

        Concentrations of Risk—Financial instruments that potentially expose the Company to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

accounts receivable from sales of product to third parties. When excess cash and cash equivalents are invested they are placed in high credit quality securities.

        A summary of net sales to major customers who exceeded 10% of consolidated net sales is as follows ($ 000's):

			Predecessor KPB
	Years ended December 31,

			Year ended December 31, 2006
	2008	2007

Net sales to largest customer	$56,091	$43,963	$50,000
Net sales to second largest customer	—	26,669	27,322
Net sales to third largest customer	—	—	23,100

        Sales to the above customers are reflected in the unbleached kraft operating segment.

        Receivables from these customers that potentially expose the Company to concentrations of credit risk totaled $7.5 million at December 31, 2008 and $5.1 million at December 31, 2007.

        The Company establishes its allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends, and other information. At December 31, 2008, the allowance for doubtful accounts totaled $2.4 million. No allowance for doubtful accounts was deemed necessary at December 31, 2007. For the year ended December 31, 2008, the Company had bad debt expenses of $2.4 million.

        For the year ended December 31, 2006, Predecessor's bad debt expense was approximately $0.2 million.

        Foreign Currency Transactions—The Company invoices certain European customers in euros. Balance sheet accounts for such transactions are translated into U.S. dollars at the year-end rate of exchange and statements of income items are translated at the weighted average exchange rates for the period. Gains and losses arising from these transactions are included in income.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased. Such investments are stated at cost which approximates fair value.

        Fair value of Financial Instruments—The Company's variable rate debt are financial liabilities with carrying values that approximate fair value. At December 31, 2008 the fair value of the Company's fixed rate Senior Notes was approximately $34 million.

        Inventories—Inventories are valued at the lower of cost or market; whereby, cost includes all direct and indirect materials, labor, and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

        Plant, Property, and Equipment, net—Plant and equipment is stated at cost less accumulated depreciation. Property, plant and equipment acquired in acquisitions were recorded at fair value on the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

dates of acquisition (see Notes 4 and 5). Depreciation is computed using the straight-line method over the assets' estimated useful lives. The range of estimated useful lives is as follows:

Years
Machinery and equipment	1 - 30
Buildings	20 - 40
Computer hardware and software	3 - 6
Furniture and office equipment	3 - 10
Leasehold improvements	Lesser of life of leasehold improvements or term of the lease

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

        Goodwill and Intangible Assets—Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company tests for goodwill impairment annually using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company's reporting units are consistent with its operating segments. The Company estimates the fair value of a reporting unit principally based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter. However, as a result of the dramatic change in the economic and market conditions in the fourth quarter of 2008, including the change in the Company's stock price as compared to its book value per share and the significant disruptions in the global credit markets, the Company performed an interim impairment test for goodwill as of the fiscal year end 2008. The Company's annual and interim impairment tests did not result in an impairment charge for goodwill or definite-lived intangible assets in the years presented.

        Intangible assets are initially valued at the fair market value using generally accepted valuation methods appropriate for the type of the intangible asset. Intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

evaluation of the impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, the asset is considered to be impaired.

        Impairment of Long-Lived Assets—Long-lived assets, excluding goodwill and indefinite-lived intangibles consisting of the Ride Rite® Converting trademark, are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets or group of assets may not be recoverable, as measured by comparing their net book value to the undiscounted estimated future cash flows generated by their use. In the event undiscounted estimated future cash flows are less than the net book value, an impairment charge is recorded to reflect the estimated fair value of the assets, determined principally using discounted cash flows.

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

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method.

        Stock Based Compensation Expense—The Company accounts for stock awards in accordance with SFAS No. 123 (R), Share Based Payment. Accordingly, compensation expense for the fair value of stock options, as determined on the date of grant, is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for the fair value of restricted stock, as determined on the date of grant, is recorded on a straight-line basis over the awards' vesting periods.

Recent Accounting Pronouncements.

        In December 2008, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP FAS 132(R)-1"). This statement, effective for fiscal years ending after December 15, 2009, clarifies an employer's disclosures about plan assets of a defined benefit pension or other post retirement plan. This statement prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk. The Company will adopt FSP FAS 132(R)-1 at the end of 2009 and does not expect it will have a material effect on the Company's consolidated financial statements.

        In April 2008, the FASB issued Staff Position ("FSP") 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. This FSP is

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

effective for financial statements issued for fiscal years (and interim periods) beginning after December 15, 2008 (calendar year 2009). The Company does not expect this FSP to have a material effect on the consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133." This statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Statement No. 161 is effective for fiscal years (and interim periods) beginning after November 15, 2008 (calendar year 2009). The Company does not expect SFAS No. 161 to have a material effect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, ("SFAS No. 141(R)"). SFAS No. 141(R) requires the Company to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. In addition, under SFAS No. 141(R), adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008 (calendar year 2009). The Company will adopt SFAS No. 141(R) for any business combinations subsequent to January 1, 2009.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB released a FASB Staff Position, which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. SFAS No. 157 was first effective for the Company on January 1, 2008. The impact of the adoption of SFAS No. 157 on our financial assets and liabilities did not have a significant impact on their fair value measurements or require expanded disclosures.

3. Reclassification

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. CKD Acquisition

        On July 1, 2008, the Company consummated the purchase of substantially all of the assets and assumed certain liabilities of MeadWestvaco Corporation's (MWV) Charleston Kraft Division (CKD), for $485 million, subject to certain adjustments pursuant to an asset purchase agreement with MWV. CKD consists of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber business located in Summerville, South Carolina.

        The acquisition was financed by cash on hand and by a new senior secured credit facility of $515 million consisting of a Eurodollar based five-year term loan of $390 million, a Eurodollar based seven-year term loan of $25 million and a $100 million revolving credit facility. In addition, $40 million of seven-year 8.30% senior notes were issued. A portion of the proceeds were used to redeem the Company's prior credit facility.

        The CKD business was deemed an attractive acquisition candidate based upon meeting the Company's objectives of being a North American-based, profitable company in the paper and packaging industry and for its synergies with the Company's existing operations.

        In connection with the CKD acquisition, the Company entered into the Long Term Fiber Supply Agreement ("Supply Agreement") with MWV. Pursuant to the Supply Agreement, the Company will purchase, on a take or pay basis, certain amounts of pine pulpwood and saw timber at market prices for a period of 15 years. The purchases are accounted for as raw materials.

        The CKD acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations and the accompanying consolidated financial statements include the results of CKD in the unbleached kraft segment, except for the acquired lumber business which is included in the "all other" segment since the date of acquisition.

        The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The following table summarizes the purchase price ($000's):

Purchase price (net of cash acquired of $10,572)	$474,428
Working capital adjustments	(11,184)
Transaction costs	5,495

Total purchase price	$468,739

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. CKD Acquisition (Continued)

        The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition ($000's):

Trade accounts receivable	$37,098
Inventories	55,674
Prepaid expenses and other current assets	4,351
Plant, property and equipment	380,890
Deferred income taxes	2,435
Intangible assets	45,676
Goodwill	5,461
Accounts payable	(29,594)
Accrued expenses	(18,509)
Accrued compensation costs	(5,867)
Other liabilities	(5,503)
Pension and postretirement benefits	(3,373)

Allocation of acquisition consideration	$468,739

        The appraisal process for determining the fair value of the acquired CKD assets, in accordance with SFAS No. 141, Business Combinations, included a valuation of the acquired assets with a consideration of the three traditional valuation approaches to fair value: cost, market and income. The preliminary appraisal was based on management's estimates and assumptions. As of December 31, 2008, the preliminary allocation of acquisition consideration is subject to final adjustment and could materially change in subsequent periods. The Company's management has not finalized its review of all CKD machinery and equipment, intangible assets, deferred income taxes and other liabilities.

        Substantially all of the goodwill resulting from this transaction was allocated to the unbleached kraft segment. See Note 16 for additional discussion regarding the Company's segments. Goodwill is expected to be deductible for tax purposes.

        The following table summarizes the acquired intangible assets and their fair value ($000's):

	Fair Value	Average Remaining Useful Life In Years
Trademarks and knowledge	$27,700	8
Coal supply contract with below-market terms	14,080	1
Engineering documents	2,224	12
Customer relationships	2,029	20
Transportation lease	500	5
Land lease	290	99
Customer backlog	100	1
Emission credits	60	1
Equipment lease obligation with above-market terms	(1,307)	3.5

Total fair value of intangible assets	$45,676

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. CKD Acquisition (Continued)

        The fair value of the intangible assets will be amortized on a straight-line basis over the remaining useful lives. Amortization expense for the acquired CKD intangible assets recorded for 2008 and the estimated amortization expense for the next five years is as follows ($000's):

2008 (third and fourth quarter only)	$6,178
2009	13,347
2010	3,534
2011	3,568
2012	3,640
2013	3,802
Thereafter	11,607

Total amortization	$45,676

        The following unaudited pro forma consolidated results of operations assume that the acquisition of CKD occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations ($000's except for per share amounts).

	December 31,
	2008	2007
	(Unaudited)
Net sales	$777,855	$765,286
Net income	$6,997	$16,744
Net income per share basic	$0.26	$0.67
Net income per share diluted	$0.20	$0.46

        Certain corporate services were performed and allocated or charged by MWV to the historical CKD business. For the years ended December 31, 2008 and 2007, amounts allocated or charged by MWV to CKD were $14.8 million and $23.2 million, respectively, and are included in pro forma net income and pro forma per share amounts above.

5. KPB Acquisition

        On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivables, and inventories for a cash purchase price of $155.0 million less certain post-closing adjustments of $7.8 million and excluding transaction costs and two contingent earn-out payments of up to $60.0 million (in aggregate), which payments are based on KPB's annual earnings before interest, income taxes and depreciation and amortization, or EBITDA, during the five years immediately following the acquisition. Any contingent earn-out payments will be accounted for as additional purchase price consideration and be recorded as goodwill if such performance targets are achieved. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. KPB Acquisition (Continued)

        The KPB acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations.

        The Company used a portion of restricted cash held in trust at December 31, 2006 of $115.2 million, combined with the net long-term loan proceeds of $59.1 million ($60.0 million less $0.9 million of financing costs) to fund the acquisition.

        The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The following table summarizes the purchase price ($000's):

Purchase price	$155,000
Post closing adjustments	(7,765)
Transaction costs	3,268

Total purchase price (excluding contingent purchase price of up to $60 million)	$150,503

        The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The allocation of the acquisition consideration is final ($ 000's):

Trade accounts receivable	$26,498
Inventories	25,613
Prepaid expenses and other current assets	1,089
Plant, property and equipment	104,820
Other assets	1,103
Goodwill	1,063
Intangible assets	6,058
Deferred income taxes, net	556
Accounts payable	(7,931)
Accrued expenses	(5,843)
Pension and post-retirement benefits	(2,258)
Other liabilities	(265)

Acquisition consideration	$150,503

        The intangible assets represent the value of a long term lease with favorable terms compared to market rates, $3.1 million, the Ride Rite® Converting trademark, $2.8 million and customer lists, $0.2 million. The favorable building lease asset is being amortized over 19 years, the remaining lease term. Customer lists are amortized over 8 years. For each of the years ended December 31, 2008 and 2007, amortization expense totaled $0.2 million. The trademark was appraised with an indefinite life and as a result is not being amortized, but is subject to an annual impairment review.

        At December 31, 2008, goodwill of $1.1 million was allocated to the dunnage bag business which is included in the "all other" segment.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. KPB Acquisition (Continued)

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2006 assume that the KPB acquisition ocurred on January 1, 2006 ($000's except per share amounts):

Unaudited
Net sales	$246,161
Net income	$21,490
Net income per share basic	$0.86
Net income per share diluted	$0.73

6. Inventories

        Inventories consist of the following at December 31, 2008 and 2007, respectively ($000's):

	December 31,
	2008	2007
Raw materials	$19,877	$5,351
Work in process	2,070	655
Finished goods	49,804	9,851
Replacement parts and supplies	17,941	3,989

Total inventories	$89,692	$19,846

7. Plant, Property and equipment

        Plant, property and equipment consist of the following at December 31, 2008 and 2007, respectively ($000's):

	December 31,
	2008	2007
Land	$23,950	$4,170
Buildings and leasehold improvements	25,235	4,038
Machinery and equipment	448,161	101,966
Construction-in-progress	22,819	5,828

	520,165	116,002
Less accumulated depreciation and amortization	36,385	11,144

Plant, property and equipment, net	$483,780	$104,858

        Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $25.3 million, $11.1 million and $18.2 million (Predecessor), respectively.

        At December 31, 2007, included in construction in progress was $3.9 million of software development costs for the Company's new Enterprise Resource Planning system. The new ERP system was placed into service in 2008. At December 31, 2008, unamortized capitalized software costs total

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

7. Plant, Property and equipment (Continued)

approximately $5.5 million. Such amount is being amortized over five years. Amortization expense for the year ended December 31, 2008 for the new ERP system was $1.0 million.

8. Accrued expenses

        Accrued expenses consist of the following at December 31, 2008 and 2007, respectively ($000's):

	December 31,
	2008	2007
Accrued interest	$7,024	$65
Accrued taxes other than income	6,896	1,835
Accrued energy	5,453	—
Other accruals	11,089	2,967

Total accrued expenses	$30,462	$4,867

9. Long-term Debt and Credit Facility

Senior Credit Agreement

        On June 12, 2008, the Company entered into a Senior Credit Agreement, effective with the consummation of the acquisition of CKD, (the "Senior Credit Agreement") which provides for an aggregate of up to $515 million in senior secured credit facilities (the "Senior Credit Facilities"), consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility (including a letter of credit sub-facility). The Senior Credit Agreement replaces the prior senior secured credit facility due on December 31, 2011. The Senior Credit Facilities are guaranteed by the Company and its domestic subsidiaries and are secured by substantially all of the Company's assets.

        The Senior Credit Facilities are required to be repaid in consecutive quarterly installments with final payments of all outstanding principal and interest on the maturity date. The maturity date is the earlier of: (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which the earn-out obligations to International Paper Company will become (or are reasonably expected to become) due (January 2, 2012); provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

        Outstanding principal under the term A loan facility and the revolving credit facility initially bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 1.50%, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.00%. Commencing six months after the closing of the Senior Credit Facilities, pricing under the term A loan facility and the revolving credit facility and the unused line fee for the revolving credit facility will be determined by reference to a pricing grid based on our total leverage ratio. Under the pricing grid, the applicable margins for the term A loan facility and the revolving credit facility will range from 0.0% to 1.5% for base rate loans and from 1.50% to 3.00% for Eurodollar loans, and the unused line fee for

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Long-term Debt and Credit Facility (Continued)

the revolving credit facility will range from 0.375% to 0.50%. At December 31, 2008, the revolving credit facility was a base rate loan at a rate of 4.75% and term loan A was a Eurodollar loan with a 6.1225% rate. The unused line fee for the revolving credit facility was 0.50% at December 31, 2008.

        Outstanding principal under the term B loan facility bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 2.00% or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50%. At December 31, 2008, the term B loan was a Eurodollar loan with a 6.6225% rate.

        The term loan facilities and the revolving credit facility may be prepaid at any time without premium penalties. The Senior Credit Facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, exercise of outstanding warrants, debt and equity issuances, and with excess cash flow, in each case subject to certain conditions. During the year ended December 31, 2008, $13.5 million of mandatory prepayments were made using proceeds from the exercises of common stock warrants.

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $14.5 million as of December 31, 2008. These letters of credit are used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2009 unless extended.

        Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes.

Note Purchase Agreement

        Pursuant to the Note Purchase Agreement dated July 1, 2008 (the "Note Purchase Agreement") the Company issued senior secured promissory notes (the "Senior Notes") with an aggregate principal amount of $40 million. The Senior Notes are guaranteed by the Company and secured by substantially all of the Company's assets.

        The Senior Notes are required to be repaid in annual installments until the maturity date of July 1, 2015 and bear interest at the rate of 8.30%.

        The Senior Notes may be prepaid at any time with the payment of an applicable yield-maintenance amount. In the event that a mandatory prepayment event occurs under the Senior Credit Agreement (certain asset dispositions, casualty events, exercises of outstanding warrants, debt and equity issuances and excess cash flow, in each case subject to certain conditions), then the Company is required to offer to repay, without premium, a pro rata portion of the Senior Notes held by each holder who accepts the Company's prepayment offer.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Long-term Debt and Credit Facility (Continued)

        Long-term debt and notes, net at December 31, 2008 and 2007, are summarized as follows ($000's):

	December 31,
	2008	2007
Term A loan with interest payable quarterly at LIBOR plus 3.0%	$364,616	$—
Term B loan with interest payable quarterly at LIBOR plus 3.5%	23,373	—
Senior Notes with interest payable quarterly at 8.3%	40,000	—
Revolving credit facility (4.75% at December 31, 2008)	12,400	—
Term loan (6.3% at December 31, 2007)	—	52,500

Sub-total	440,389	52,500
Less current portion of long-term debt and notes	(40,556)	(19,578)
Less unamortized debt issuance costs	(10,460)	—

Total long-term debt and notes, net	$389,374	$32,922

        The Company incurred approximately $12.6 million of debt issuance costs associated with the new Senior Credit Agreement, which is being amortized over a five-year period using the effective interest method. For the years ended December 31, 2008 and 2007, $2.0 million and $0.3 million, respectively, of debt issuance costs have been amortized.

        The aggregate maturities of term loans, senior notes and revolving credit facility for each of the next five years are as follows: $40.6 million in 2009 (including a $2.5 million mandatory prepayment), $49.1 million in 2010, $55.1 million in 2011, $55.1 million in 2012, $213.3 million in 2013 and $27.2 million thereafter.

Intercreditor and Collateral Agency Agreement

        The Company, KapStone Kraft and each of its guarantor subsidiaries entered into an Intercreditor and Collateral Agency Agreement dated July 1, 2008 (the "Intercreditor Agreement") with Bank of America, N.A., as administrative agent under the Senior Credit Agreement, and each of the holders of Senior Notes. The Intercreditor Agreement provides, among other things, that the borrowings under the Senior Credit Agreement and the Senior Notes shall be secured equally and ratably by the assets of the Company, KapStone Kraft and the Company's other domestic subsidiaries. Bank of America, N.A. is appointed as collateral agent to act on behalf of the holders of the Senior Notes and the lenders under the Senior Credit Agreement.

Debt Covenants

        The Company's Senior Credit Agreement contains, among other provisions, covenants with which we must comply while they are in force. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on its assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Long-term Debt and Credit Facility (Continued)

        Under the financial covenants of the Senior Credit Agreement, we must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing our debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments as defined in the Senior Credit Agreement. The maximum permitted leverage ratio declines over the life of the Senior Credit Agreement. On December 31, 2008, the maximum permitted leverage ratio is 3.75 to 1.00. From March 31, 2009, through September 30, 2009, the ratio is 3.5 to 1.00. Thereafter the maximum permitted leverage ratio is 3.00 to 1.00. On December 31, 2008, the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 3.67 to 1.00.

        The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing our twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments, as defined by the Senior Credit Agreement, less cash payments for income taxes and capital expenditures by the sum of our cash interest and principal payments during the twelve month period. From the closing date of the Senior Credit Agreement through the quarter ending September 30, 2011, the fixed charge coverage ratio is required to be at least 1.10 to 1.00. Starting with the quarter ending December 31, 2011, through the end of the Senior Credit Agreement, the fixed charge coverage ratio is required to be not less than 1.15 to 1.00. On December 31, 2008, the Company was in compliance with the Senior Credit Agreement with a fixed charge coverage ratio of 1.39 to 1.00.

        As of December 31, 2008 the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

10. Retirement Plans

Defined Benefit Plan

        As part of the KPB acquisition, the Company established the KapStone Paper and Packaging Corporation Defined Benefit Plan ("Plan") to provide benefits for union employees. This plan is part of the collective bargaining agreement between Kapstone and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, Chemical and Service Workers Union, AFL-CIO, CLC. The assumed liability for the retroactive benefits provided for prior service was $1.4 million at January 2, 2007, and employees accrue benefits under the Plan as of January 1, 2007.

        As part of the CKD acquisition approximately 615 union employees were added to the Company's Plan. In addition, the Company assumed a liability for retroactive benefits for prior service of $1.6 million at July 1, 2008.

        As of December 31, 2008 there were approximately 1,100 union employees participating in the Plan.

        The annual measurement date for the Plan is December 31.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Retirement Plans (Continued)

Net Pension cost

        Net pension cost recognized for the years ended December 31, 2008 and 2007 for the Company's pension plan, as well as the amount of allocated pension costs from IP to the Predecessor for the year ending December 31, 2006, is as follows ($ 000's):

			Predecessor KPB
	Years Ended December 31,

			Year Ended December 31, 2006
	2008	2007
Service cost for benefits earned during the year	$1,999	$1,154	$—
Interest cost on projected benefit obligations	198	84	—
Return on plan assets	(26)	(1)	—
Allocation of pension cost from IP	—	—	1,233

Net pension cost	$2,171	$1,237	$1,233

Actuarial assumptions

        The Company annually evaluates and updates as necessary the assumptions used in the determination of net pension cost, including the discount rate and the expected return on plan assets. The discount rate and the long-term rate of return on plan assets were 6.0% and 7.5%, respectively, as of December 31, 2008 and 2007. The discount rate reflects long-term high quality bond rates.

        For the expected return on plan assets assumption, the Company, based on recommendations from its actuary, used historical and future expected returns of multiple asset classes to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and the target asset allocation of the Plan.

Funded status of Plan

        As of December 31, 2008 and 2007 the Plan is under funded by $5.4 million and $2.6 million, respectively, and has been included in the accompanying Consolidated Balance Sheets as a non-current liability. The Company will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone expects to contribute $7.3 million to its pension plan in 2009.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Retirement Plans (Continued)

Changes in Benefit Obligations and Plan Assets

        The following reconciles beginning and ending projected benefit obligation for the Company. No obligation was recognized for the year ended December 31, 2006 as the Company's plan was initiated on January 2, 2007 ($ 000's).

	Years Ended December 31,
	2008	2007
Projected benefit obligation at beginning of year	$2,639	$—
Projected benefit obligation assumed for CKD/KPB acquisitions	1,368	1,398
Service cost for benefits earned during the year	1,999	1,154
Interest cost on projected benefit obligations	198	84
Benefits paid	(2)	—
Actuarial loss	38	3

Projected benefit obligation at end of year	$6,240	$2,639

Weighted Average discount rate assumption used to measure projected benefit obligation	6.0%	6.0%

        The accumulated benefit obligation at December 31, 2008 and 2007 was $6.2 million and $2.6 million, respectively.

        Assets in the plan consist primarily of debt and equity securities. The following reconciles beginning and ending fair value of the Company's plan assets ($ 000's):

	Years Ended December 31,
	2008	2007
Fair value of plan assets at beginning of year	$4	$—
Actual loss on plan assets	(218)	(46)
Benefits paid	(2)	—
Employer contributions	1,048	50

Fair value of plan assets at end of year	$832	$4

        The Company's pension plan weighted average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

		Years Ended December 31,
	Target Allocation
		2008	2007
Equity securities	20%	20%	27%
Debt securities	77%	76%	73%
Real estate	3%	4%	—

Total assets	100%	100%	100%

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Retirement Plans (Continued)

Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31 ($ 000's):

2009	$45
2010	120
2011	180
2012	270
2013	370
Years 2014 and thereafter	3,560

        For the year ended December 31, 2006, IP allocated $0.8 million to KPB for salaried pension expense.

Other Post-retirement Benefits

        As part of the KPB acquisition, the Company assumed $0.9 million of liabilities for retiree medical/life obligation for the prior service of hourly employees not eligible to retire at December 31, 2006.

        As part of the CKD acquisition, the Company assumed $1.8 million of liabilities for retiree medical/life obligation for the prior service of hourly employees.

        The annual measurement date for the plan is December 31.

Post Retirement Costs

        Net post-retirement cost recognized for the years ended December 31, 2008 and 2007, for the Company's retiree medical and life insurance benefits as well as the amount of allocated retiree medical and life insurance benefit costs from IP to the Predecessor for the year ending December 31, 2006, is as follows ($ 000's):

			Predecessor KPB
	Years Ended December 31,

			Year Ended December 31, 2006
	2008	2007
Service cost for benefits earned during the year	$66	$27	$—
Interest cost on projected benefit obligations	100	48	—
Expected return on plan assets	—	—	—
Amortization of net gain	(31)	—	—
Allocation of post-retirement cost from IP	—	—	221

Net post-retirement cost	$135	$75	$221

        Included in accumulated other comprehensive income at December 31, 2008 is an unrecognized actuarial gain of $0.1 million, net of tax. The estimated actuarial gain that will be recognized into 2009 periodic postretirement cost is less than $0.1.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Retirement Plans (Continued)

Actuarial Assumptions

        The Company annually evaluates and updates as necessary the assumptions used in the determination of post-retirement benefit cost, including the discount rate and health care trend rates. The discount rates as of December 31, 2008 and 2007 were 6.0% and 5.5%, respectively. The discount rate reflects long-term high quality bond rates.

Changes in Benefit Obligations

        As of December 31, 2008 the plan is under funded by $2.9 million, which has been included in the accompanying Consolidated Balance Sheets. The plan is only funded in an amount equal to benefits paid. The Company does not fund these benefits prior to payment of claims.

        The following reconciles beginning and ending projected benefit obligations ($000's):

	Years Ended December 31,
	2008	2007
Projected benefit obligation at beginning of the year	$761	$—
Projected benefit obligation assumed for CKD/KPB acquisitions	1,819	860
Service cost for benefits earned during the year	66	27
Interest cost on projected benefit obligations	100	48
Actuarial (gain)/loss	147	(174)
Benefits paid	—	—

Projected benefit obligation at end of year	$2,893	$761

Weighted Average discount rate assumption used to measure projected benefit obligation	6.0%	5.50%

Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31 ($000's):

2009	$145
2010	261
2011	351
2012	314
2013	328
Years 2014-2018	1,488

        For the year ended December 31, 2006, IP allocated $0.2 million each year to KPB for post-retirement costs for salaried employees.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. Retirement Plans (Continued)

Defined Contribution Plans

        In January 2007 the Company established a defined contribution plan covering all eligible employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For the years ended December 31, 2008 and 2007, the Company recognized expense of $2.4 million and $1.0 million, respectively, for matching contributions.

        The Company's Retirement Savings Plan, which covers all eligible salaried employees, provides for contributions based on an employee's salary and age. The Company contributions vest 100% after three years. For the years ended December 31, 2008 and 2007, the expense recognized by the Company for contributions to the Retirement Savings Plan was $1.3 million and $0.6 million, respectively.

11. Income taxes

        The Company's U.S. federal statutory tax rate is 35.0% for each of 2008 and 2007 and 34.0% for 2006. The Company's effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 38.8%, 36.0% and 33.8%, respectively. Substantially all income is earned in the United States.

        The Company's provision for income taxes for the years ended December 31, 2008, 2007 and 2006 consists of the following ($000's):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(4,035)	$13,298	$1,818
State	(127)	2,084	6

Total current	(4,162)	15,382	1,824

Deferred:
Federal	$14,585	$(152)	$(705)
State	2,059	(92)	—

Total deferred	16,644	(244)	(705)

Total provision for income taxes	$12,482	$15,138	$1,119

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2008	2007	2006
Statutory tax rate	35.0%	35.0%	34.0%
State income taxes, net of federal income tax benefit	3.9	3.2	—
Manufacturing deduction	—	(2.0)	—
Other	(0.1)	(0.2)	(0.2)

Effective tax rate	38.8%	36.0%	33.8%

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Income taxes (Continued)

        The effective tax rate for the year ended 2007 includes a 2.0% benefit, provided to U.S. manufacturers' under the American Jobs Creation Act of 2004.

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2008 and 2007 for the Company are as follows ($ 000's):

	December 31,
	2008	2007
Deferred tax assets and liabilities resulting from:
Trade accounts receivable	$775	$116
Inventories	2,923	394
Accrued compensation costs	1,083	789
Acquisition transaction costs	1,745	621
Pension and post retirement benefits	218	928
Stock based compensation	943	268
Tax credits	1,016	—
Intangible assets	687	—
Other	541	—

Total deferred tax assets	9,931	3,116
Prepaid expenses	(1,294)	(36)
Tax depreciation in excess of book depreciation	(20,239)	(1,312)
Intangible assets and other	(986)	(1,552)

Total deferred tax liabilities	(22,519)	(2,900)

Net deferred tax (liabilities) / assets, net	$(12,588)	$216

        At December 31, 2008 and 2007 the Company had the following net deferred tax (liabilities) / assets on the Consolidated Balance Sheets: ($ 000's):

	December 31,
	2008	2007
Current deferred tax assets, net	$3,363	$1,263
Non current deferred tax (liabilities) / assets, net	(15,951)	(1,047)

Total deferred tax (liabilities) / assets, net	$(12,588)	$216

        As of December 31, 2008, the Company has state income tax net operating loss carry forwards of $0.4 million, which will expire at various dates from 2013 through 2028.

        At December 31, 2008, the Company had $14.1 million of refundable and prepaid income taxes resulting mainly from estimated tax payments in 2008 and a $12.5 million tax loss for the year ended December 31, 2008. The tax loss was attributable to a significantly higher amount of tax depreciation over book depreciation relating to the CKD acquisition. In January 2009, the Company received $9.3 million of the refundable income taxes and expects to receive an additional $4.4 million refund by utilizing the 2008 tax net operating loss against income taxes paid for the 2006 and 2007 tax years. The

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Income taxes (Continued)

remaining $0.4 million reflects prepaid state income taxes and is expected to be utilized in 2009 and 2010.

        In July 2006, the Financial Accounting Standards Board issued Financial Interpretation Number ("FIN") 48, which clarifies the application of SFAS No. 109. FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of such a position to be recognized in the financial statements. In addition, FIN 48 provides guidance regarding measurement, de-recognition, classification, and disclosure of tax positions. The Company adopted FIN 48 effective January 1, 2007. The Company to date has no unrecognized tax benefit. The Company classifies interest and penalties as a component of the provision for income taxes. We do not have any significant uncertain income tax positions included in the accompanying consolidated financial statements at December 31, 2008 and 2007.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open tax years are 2005 through 2008.

        The results of operations of the Predecessor were included in the income tax returns of IP. In the accompanying consolidated financial statements, the Predecessor reflected U.S. federal and state income tax expense on its pretax income based on an allocated rate of 38.64%. The Predecessor settled the current amount due to/from IP through the divisional control account.

12. Stockholder's equity

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

Common Stock Reserved for Issuance

        At December 31, 2008, approximately 36.6 million shares of common stock were reserved for issuance upon exercise of warrants, 3.0 million shares for stock awards and 3.0 million shares for the underwriter's option.

Underwriter's Fee

        In connection with the Company's initial public offering on August 19, 2005, the Company agreed to pay the underwriter $1.2 million relating to the Company's initial public offering payable upon a successful business combination. Upon the consummation of KPB acquisition in January 2007, the fee was paid and charged against additional paid in capital.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Stockholder's equity (Continued)

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Stockholder's equity (Continued)

Redemption of Common Stock

        The registration statement for the Company's initial public offering indicated that, after signing a definitive agreement for the acquisition of a target business, the Company would submit such transaction for stockholder approval. Based on the votes submitted on December 29, 2006, 40,000 shares voted against the proposed KPB business combination and sought to be redeemed for cash. The stock redemption occurred in February 2007 and the redeemed shares have been held in treasury since the redemption.

Predecessor Division Control

        KPB operated in 2006 as a division of IP. Accordingly, certain operating, financing, and investing activities of KPB were funded through interdivisional transactions with IP and its other operating divisions and subsidiaries.

        Intercompany sales and purchases with wholly owned entities of IP may have resulted in payables or receivables that were not settled through the divisional control account at December 31, 2006. Such amounts are reported separately from the divisional control account. Trade and non-trade transactions that involve U.S. locations were allowed to accumulate in the intercompany accounts. Trade transactions involving non-U.S. locations were settled with cash according to the terms of the sale. Non-trade transactions involving non-U.S. locations were settled with cash by the end of each calendar quarter.

        There has been no direct interest income or interest expense (other than capitalized interest) allocated to KPB by IP with respect to the divisional control account or other net receivables or payables due to/from IP.

        The changes in the divisional control account for the year ended December 31, 2006 is as follows ($ 000's):

2006
Balance—January 1	$228,557
Net income	19,967
Funding (distributed to)/provided by IP	(28,839)

Balance—December 31	$219,685

13. Stock-Based Compensation

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

13. Stock-Based Compensation (Continued)

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

        The Company's Compensation Committee approves all stock awards. In 2008, 194,903 restricted stock units and 748,428 of stock options were awarded to directors, executive officers and employees of the Company. The Company accounts for these awards in accordance with SFAS No. 123R, Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. As a result, the Company recognized $1.8 million and $0.7 million compensation cost for the years ended December 31, 2008 and 2007, respectively.

        At December 31, 2008, common stock reserved for future stock awards totaled 3.0 million shares.

        SFAS No. 123R requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. The Company did not recognize any excess tax benefits for the year ended December 31, 2008 and 2007.

Stock options

        The Company's outstanding stock options vest as follows: 50% after two years and the remaining 50% after three years. The stock options have a contractual term of seven years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards' vesting periods.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        A summary of information related to stock options is as follows:

KapStone Stock Options	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in Thousands)
Outstanding at January 1, 2007	—	$—
Granted	631,050	6.77	6.3
Exercised	—	—	—
Lapsed (forfeited or cancelled)	—	—	—

Outstanding at December 31, 2007	631,050	$6.77	6.3	$147
Granted	748,428	6.96
Exercised	—	—
Lapsed (forfeited or cancelled)	(33,131)	(6.98)

Outstanding at December 31, 2008	1,346,347	6.87	7.7	$(6,045)

Exercisable at December 31, 2008	—	—

        Total stock-based compensation recorded in the Consolidated Statements of Income related to stock option grants was $1.1 million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

        As of December 31, 2008 and 2007, there was $1.5 million and $1.0 million, respectively, of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.0 years. No stock options were vested as of December 31, 2008 and 2007.

        The weighted average fair value of the KapStone stock options granted in 2008 and 2007 was $2.11 and $2.30, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the "simplified method", defined in SEC Staff Accounting Bulletin ("SAB") No. 107, to determine the expected life assumption for all of its options. The Company uses the "simplified method", as permitted by SAB No. 110, as it does not have any historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        The assumptions utilized for determining the fair value of stock options awarded during the period are as follows:

	December 31,
	2008	2007
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	24.4%	28.6%
Expected term (years)	6.5	5.0
Risk-free interest rate	3.4%	4.6%
Expected dividend yield	—%	—%

Restricted Stock

        In 2008, the Company's Compensation Committee granted 194,903 restricted stock units to executive officers and employees as compensation for service. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        The following table summarizes restricted stock amounts and activity:

	Shares/Units	Weighted Average Grant Price
Outstanding at January 1, 2007	—	$—
Granted	174,000	6.76
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2007	174,000	$6.76
Granted	194,903	6.98
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2008	368,903	$6.88

        Total stock-based compensation recorded in the Consolidated Statements of Income related to the restricted stock awards was $0.7 million and $0.3 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, there was $1.5 million and $0.8 million, respectively, of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period of approximately 2 years.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Commitments and Contingencies

Transition Services Agreements

        In conjunction with the KPB and CKD acquisitions, the Company entered into transition services agreements with IP and MWV for certain transitional support services. The Company terminated its transitional services agreement with IP upon converting to its new ERP system in April 2008. The term of the agreement with MWV is for a period of 12 months beginning July 1, 2008; however, the Company may extend the term of the agreement for an up to an additional 12 months. For the years ended December 31, 2008 and 2007, the Company incurred approximately $4.3 million and $2.4 million, respectively for such services.

Commercial Commitments

        KapStone's commercial commitments as of December 31, 2008, represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. As of December 31, 2008, KapStone had $14.5 million of these commitments, with a majority expiring in 2009 if not renewed. No amounts have been drawn under these letters of credit.

Legal claims

        From time to time, the Company has various lawsuits, claims, and contingent liabilities arising from the conduct of its business; however, in the opinion of management, they are not expected to have a material adverse effect on the combined results of operations, cash flows, or financial position of the Company.

Operating Leases

Dunnage bag manufacturing facility

        The Company leases a 155,000 square foot manufacturing facility in Fordyce, Arkansas, with annual rental payments of $0.1 million through 2012 reducing to less than $0.1 million in 2013 through the end of the lease term. The lease expires in 2017 with two extensions options of 5 and 4 years, respectively.

Summerville lumber mill

        In connection with the CKD acquisition the Company assumed two operating leases for equipment and software used at the Summerville lumber mill with annual rental payments of $1.0 million and $0.2 million, respectively. The leases expire in 2012 and 2010, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Commitments and Contingencies (Continued)

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years ($000's):

Years Ending December 31,
2009	$3,991
2010	3,701
2011	3,422
2012	2,429
2013	1,457
Thereafter	3,010

Total	$18,010

        The Company's rental expense under operating leases amounted to $3.9 million, $1.1 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006 (Predecessor), respectively.

Purchase Obligation

        In conjunction with the CKD acquisition, the Company entered into a long-term fiber supply agreement with MWV. Pursuant to the agreement, the Company will purchase approximately 25% of its pine pulpwood and 60% of its saw timber requirements for a period of 15 years. The purchases are based on market prices and are accounted for as raw materials. The Company purchased approximately $17.1 million of materials in accordance with the agreement for year ended December 31, 2008.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Net income per share

        The Company's basic and diluted net income per share is calculated as follows ($ 000's except for share and per share data):

	Years Ended December 31,
	2008	2007	2006
Net income as reported	$19,665	$26,963	$2,196
Weighted-average number of common shares for basic net income per share	26,486,924	25,010,057	25,000,000
Incremental effect of dilutive common stock equivalents:
Common stock warrants	7,766,391	10,994,018	4,601,770
Underwriter's option	90,083	111,536	—
Unvested restricted stock awards	112,418	18,877	—

Weighted-average number of shares for diluted	34,455,816	36,134,488	29,601,770

Net income per share—basic	$0.74	$1.08	$0.09
Net income per share—diluted	$0.57	$0.75	$0.07

        Stock option grants of 1.3 million and 0.6 million were outstanding at December 31, 2008 and 2007, respectively, but were not included in the computation of diluted net income per share because the effect of including the stock option grants was not dilutive.

16. Segment Information

        Prior to the acquisition of CKD, the Company had two reportable segments, unbleached kraft and dunnage bags. After the CKD acquisition the Company determined, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that it has two reportable segments, unbleached kraft and all other. The unbleached kraft segment consists of the Company's paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard products, unbleached kraft board and saturating kraft. These products are sold to customers who convert our products into end-market finished products. The all other segment consists of the Company's dunnage bag operations, based in Fordyce, Arkansas, which converts unbleached kraft paper and film into inflatable dunnage bags, which are used to secure freight to minimize movement and potential damage of goods and products during transport, and the lumber mill operations, based in Summerville, South Carolina, which produces dimensional softwood board lumber which is sold to regional lumber yards.

        Corporate expenses that benefit the entire organization are not charged to the operating segments.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Segment Information (Continued)

        Segment disclosures have been revised to conform to the new presentation for all reporting periods.

			Predecessor KPB
	Years Ended December 31,

			Year Ended December 31, 2006
Operating Segment ($ 000's):	2008	2007
Net sales:
Unbleached kraft	$485,877	$227,921	$214,175
All other	43,028	32,801	35,753
Elimination of intersegment sales	(4,356)	(3,927)	(3,767)

Total	$524,549	$256,795	$246,161)

Net sales to external customers:
Unbleached kraft	$481,521	$223,994	$210,408
All other	43,028	32,801	35,753

Total	$524,549	$256,795	$246,161

Operating income / (loss):
Unbleached kraft	$69,327	$51,901	$34,280
All other	2,792	6,350	7,514
Corporate	(21,463)	(13,951)	(7,843)

Total	$50,656	$44,300	$33,951

Depreciation and amortization:
Unbleached kraft	$29,388	$10,966	$17,895
All other	1,227	349	315
Corporate	1,068	12	—

Total	$31,683	$11,327	$18,210

Capital spending:
Unbleached kraft	$20,329	$6,095	$7,336
All other	556	359	—
Corporate	2,285	5,407	—

Total	$23,170	$11,861	$7,336

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Segment Information (Continued)

	December 31,
Operating Segment ($000s):	2008	2007
Total assets (at December 31, 2008 and 2007):
Unbleached kraft	$657,610	$144,798
All other	39,128	17,079
Corporate	30,452	63,573

Total	$727,190	$225,450

        Net sales for the years ended December 31, 2008 and 2007 are as follows ($000's):

	Years Ended December 31,
	2008	2007
Net sales:
To customers located in the United States	$359,113	$211,962
Export sales to foreign based customers	165,436	44,833

Total	$524,549	$256,795

        No foreign country accounts for more than 10% of consolidated net sales.

17. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for fiscal 2008 and 2007. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period. Amounts are in thousands, except earnings per share information.

	Quarters Ended
Fiscal 2008 ($000's):	March 31, 2008	June 30, 2008	September 30, 2008(1)	December 31, 2008
Net sales	$67,129	$68,162	$207,671	$181,587
Gross profit	$16,391	$17,603	$23,685	$22,571
Operating income	$11,645	$13,226	$14,146	$11,639
Net income	$7,230	$8,251	$2,305	$1,879
Net income per share:
Basic	$0.29	$0.32	$0.09	$0.07
Diluted	$0.21	$0.22	$0.06	$0.07

(1)
Operating income in the quarter ended September 30, 2008, includes annual planned maintenance outage costs of $6.0 million.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited) (Continued)

	Quarters Ended
Fiscal 2007 ($000's):	March 31, 2007	June 30, 2007(1)	September 30, 2007	December 31, 2007
Net sales	$65,427	$60,242	$66,188	$64,938
Gross profit	$15,132	$10,289	$16,984	$17,053
Operating income	$11,865	$6,121	$12,854	$13,460
Net income	$7,078	$3,449	$7,802	$8,634
Net income per share:
Basic	$0.28	$0.14	$0.31	$0.34
Diluted	$0.21	$0.09	$0.21	$0.23

(1)
Operating income in the quarter ended June 30, 2007, includes annual planned maintenance outage costs of $4.6 million.

18. Cash flows

        Changes in operating assets and liabilities are as follows ($000's):

				Predecessor KPB
	Years Ended December 31,
				Year Ended December 31, 2006
	2008	2007	2006
Changes in operating assets and liabilities:
Trade accounts receivable, net	$(1,280)	$(3,710)	$—	$1,315
Interest receivable on investments	—	—	266	—
Inventories	(14,172)	5,767	—	(930)
Refundable and prepaid income taxes	(14,145)	—	—	—
Prepaid expenses and other current assets	(5,772)	474	9	567
Accounts payable	1,570	2,923	196	(608)
Accrued expenses	7,824	6,039	489	(940)
Accrued pension and postretirement benefits	1,275	1,282	—	—

Total change in operating assets and liabilities	$(24,700)	$12,775	$960	$(596)

Cash paid during the period:
Income taxes	$11,441	$13,812	$1,990	$—
Interest	$9,132	$3,976	$—	$—
Supplemental disclosures of non-cash activities:
Reclassification of common stock subject to redemption	$—	$—	$(22,805)	$—
Accretion of trust fund relating to common stock subject to possible redemption	$—	$—	$686	$—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19. KPB (Predecessor) Transactions with IP and Affiliates

        Beginning January 1, 2006, KPB entered into an agreement with IP to market certain bleached product produced by IP and sold to KPB customers in exchange for a commission of 2.5% of gross sales. Commissions earned during 2006 totaled $0.9 million and are included as a reduction to cost of sales.

        Certain services were provided to KPB by IP, including corporate management, legal, accounting and tax, treasury, payroll, and benefits administration, public warehouse space, risk management, information technology, and centralized transaction processing. Expenses for such corporate services were allocated to KPB totaled $10.6 million for the year ended December 31, 2006. These expenses, other than allocated warehouse rent which was included in cost of sales, were included in selling, general and administrative expenses in the accompanying combined statements of income. These costs were allocated based on various allocation methods, which management believed to be reasonable. These methods included direct consumption, percent of capital employed, and number of employees. The allocation method was consistent from year to year; however, as factors change, the allocation amounts increased or decreased.

        Substantially, all domestic employees hired prior to July 2004, and retirees of KPB, participated in IP's pension plans and were eligible to receive retirement benefits. IP allocated service cost to KPB based upon a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. During the year ended December 31, 2006, IP allocated periodic pension costs to KPB of approximately $2.0 million.

        IP provided certain retiree healthcare and life insurance benefits to a majority of KPB salaried employees and certain of its hourly employees. IP allocated postretirement benefit costs to KPB based on a percent-of-pay for salaried employees and a calculated flat amount for hourly employees. During the year ended December 31, 2006, IP allocated postretirement benefit costs to KPB of $0.4 million.

        KPB had net sales to IP of approximately $16.0 million for the year ended December 31, 2006. KPB had purchases principally for pulpwood from IP of approximately $48.8 million for the year ended December 31, 2006.

20. Other Predecessor Information

Revenue Recognition—Cash Discounts and Incentives

        Revenue is presented net of cash discounts of $7.4 million and cash incentive payments of $1.6 million for the year ended December 31, 2006.

Capitalized Software

        KPB capitalized software and amortized over its anticipated useful life of approximately three years. Software amortization was less than $0.1 million for the year ended December 31, 2006.

Plant, Property and Equipment

        Depreciation and amortization were computed using the units-of-production method for all machinery and equipment and supporting assets and the straight-line method for all other assets over the assets' estimated useful lives. The useful life of machinery and equipment was not expected differ

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

20. Other Predecessor Information (Continued)

significantly between the units-of-production method and the straight-line method. KPB used the following estimated useful lives for calculating depreciation expense:

Years
Machinery and equipment	12 - 20
Buildings	20 - 40
Computer hardware and software	3 - 6
Furniture and office equipment	3 - 20
Leasehold improvements	Over terms of the lease

        Interest costs related to the development of certain long-term assets are capitalized and amortized over the related assets' estimated useful lives. Capitalized interest was allocated to KPB using International Paper Company's incremental borrowing rate.

        At December 31, 2006, KPB had purchased plant, property, and equipment which was included in trade accounts payable in amounts of $0.9 million. Such amounts were paid soon after year-end.

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

        Accretion expense was $0.1 million for the year ended December 31, 2006.

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

21. Subsequent events

        The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer's trade or business. The credit, equal to $.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. In January 2009 the Company filed to be registered as an alternative fuel mixer and is expected to receive notification

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

21. Subsequent events (Continued)

that the registration was approved in April of 2009. The Company plans to use the tax credits to pay down debt.

        On March 31, 2008 the Company consummated the sale of its dunnage bag business to Illinois Tool Works, Inc. for $36.0 million. Total assets of the dunnage bag business at December 31, 2008 were approximately $17.1 million. Net cash proceeds from the transaction were used to pay down debt.

KAPSTONE PAPER AND PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (000's):

Additions
Year ended:	Balance at beginning of year	Charged to Expense	Other(1)	Deductions	Balance at end of year
December 31, 2008	$—	$2,360	$61	$—	$2,421
December 31, 2007	$—	$—	$—	$—	$—
December 31, 2006	$—	$—	$—	$—	$—

(1)
Allowance for doubtful accounts assumed as part of the CKD acquisition.