Form 10-Q
period 2009-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2009-05-11
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 001-33494

KapStone Paper and Packaging Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-2699372
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

KapStone Paper and Packaging Corporation

1101 Skokie Blvd., Suite 300

Northbrook, IL 60062

(Address of Principal Executive Offices including zip code)

Registrant’s Telephone Number, including area code (847) 239-8800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 28,370,248 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 30, 2009, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. Financial Statements

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,520	$4,165
Trade accounts receivable, less allowances of $2,771 in 2009 and $2,421 in 2008	56,704	71,489
Other receivables	27,714	6,207
Inventories	79,256	89,692
Refundable and prepaid income taxes	2,921	14,145
Prepaid expenses and other current assets	4,255	1,748
Deferred income taxes	1,234	3,363
Total current assets	173,604	190,809

Plant, property and equipment, net	478,754	483,780
Restricted cash	2,500	—
Other assets	1,157	882
Intangible assets, net	36,202	45,195
Goodwill	5,461	6,524

Total assets	$697,678	$727,190

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and notes	$37,605	$40,556
Accounts payable	38,135	42,214
Accrued expenses	19,043	30,462
Accrued compensation costs	8,405	13,646
Total current liabilities	103,188	126,878

Other liabilities:
Long-term debt and notes, net	367,184	389,374
Pension and post-retirement benefits	9,227	8,355
Deferred income taxes	19,874	15,951
Other liabilities	5,829	5,865
Total other liabilities	402,114	419,545

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 28,370,248 shares outstanding (40,000 treasury shares) at March 31, 2009 and December 31, 2008	3	3
Additional paid-in capital	132,712	132,206
Retained earnings	59,878	48,766
Accumulated other comprehensive loss	(217)	(208)
Total stockholders’ equity	192,376	180,767

Total liabilities and stockholders’ equity	$697,678	$727,190

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$140,584	$67,129
Cost of sales, excluding depreciation and amortization	96,484	41,558
Freight and distribution expenses	13,328	6,587
Selling, general and administrative expenses	8,557	4,930
Depreciation and amortization	13,609	2,593
Gain on sale of business	17,399	—
Other operating income	232	184
Operating income	26,237	11,645
Foreign exchange losses	298	—
Interest income	1	547
Interest expense	5,733	753
Income before provision for income taxes	20,207	11,439
Provision for income taxes	9,095	4,209
Net income	$11,112	$7,230

Weighted-average number of shares outstanding:
Basic	28,370,248	25,282,047
Diluted	28,480,055	34,557,324
Net income per share:
Basic	$0.39	$0.29
Diluted	$0.39	$0.21

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$11,112	$7,230
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,609	2,593
Stock based compensation expense	506	236
Amortization of debt issuance costs	823	59
Loss on disposal of fixed assets	375	—
Deferred income taxes	7,165	1,411
Gain on sale of business	(17,399)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	11,992	789
Other receivables	(23,773)	(1,107)
Inventories	5,586	1,872
Refundable and prepaid income taxes	11,224	—
Prepaid expenses and other current assets	(2,507)	(1,106)
Accounts payable	(2,575)	448
Accrued expenses	(14,451)	(1,206)
Accrued compensation costs	(5,281)	(1,871)
Accrued income taxes	—	568
Net cash (used in) provided by operating activities	(3,594)	9,916

Investing activities
CKD acquisition	—	(469)
Proceeds from sale of business	36,083	—
Restricted cash	(2,500)	—
Capital expenditures	(6,323)	(2,301)
Net cash provided by (used in) investing activities	27,260	(2,770)

Financing activities
Proceeds from revolving credit facility	37,900	—
Repayments on revolving credit facility	(21,000)	—
Repayments of long-term debt and notes	(42,806)	(3,539)
Proceeds from the exercises of warrants into common stock	—	18
Debt issuance costs	(405)	—
Net cash used in financing activities	(26,311)	(3,521)

Net increase (decrease) in cash and cash equivalents	(2,645)	3,625
Cash and cash equivalents-beginning of period	4,165	56,635
Cash and cash equivalents-end of period	$1,520	$60,260

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.                                      Reclassification

Receivables from sales of shaft horsepower of $2.9 million as of December 31, 2008 have been reclassified from prepaid and other current assets to trade account receivables to conform to the current period presentation.

3.                                      Accounting Pronouncements

 In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of these standards will have a material impact on its consolidated financial statements.

4.                                      Sale of Dunnage Bag Business

On March 31, 2009 the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. for $36.0 million. The Company considered the sale an opportunity to lower its debt and focus on its core business. As a condition of sale, $2.5 million of the sale proceeds are being held in escrow for a period of 18 months to be available to satisfy any losses and indemnity claims against the Company that may arise.  The Company realized a gain on the sale of the dunnage bag business as follows ($000’s):

Sale price	$36,000
Working capital adjustment	83
Total cash proceeds	36,083
Transaction costs	(237)
Net assets of dunnage bag business	(18,447)
Gain on sale before provision for income taxes	$17,399

The following table shows the major categories of net assets of the dunnage bag business as of March 31, 2009 and December 31, 2008, respectively ($000’s):

	(Unaudited)
	March 31,	December 31,
	2009	2008
Trade accounts receivable, net	$2,793	$2,742
Inventories	4,850	5,281
Plant, property and equipment	2,261	2,318
Intangible assets	5,701	5,727
Goodwill	3,934	1,064
Accounts payable and accrued expenses	(1,092)	(2,522)
Total net assets	$18,447	$14,610

As a result of the sale, the Company recorded an earn-out liability of $4.0 million in accordance with the Company’s asset purchase agreement dated June 23, 2006 with International Paper Company (“IP”). The terms of the asset purchase agreement include a contingent earn-out payment on the fifth anniversary of the acquisition; however, in the event of a sale of the dunnage bag business, prior to that date a percentage of the earn-out becomes due and payable within 30 days following the sale, or April 30, 2009 provided certain criteria is met. The contingent earn-out obligation is recorded in accrued expenses in the accompanying consolidated balance sheet.

For segment reporting purposes, the dunnage bag business is included in all other.

5.                                      Alternative Fuel Tax Credit

The federal government has implemented an incentive program through the U.S. Internal Revenue Code that provides payments under certain circumstances for the use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit is based on the amount of alternative fuel contained in the mixture. KapStone qualifies for the alternative fuel mixtures tax credit because it uses a bio-fuel known as black liquor, which is a byproduct of its wood pulping process, to power its mills.

In March, the Company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service. The Company submitted refund claims totaling $23.9 million for the first quarter of 2009 covering fuel used at its Charleston mill from January 29 through March 31 and at its Roanoke Rapids mill from February 14 through March 31. On April 20, 2009, the Company received a $23.9 million refund.   The credit is currently scheduled to expire on December 31, 2009.

The total amount of the alternative fuel tax credit recorded was $23.9 million in the first quarter of 2009, however due to the Company’s accounting policy, $18.5 million was included as a reduction to the cost of our finished goods inventory as of March 31, 2009. The Company recorded $5.4 million as a reduction to cost of goods sold in the quarter ended March 31, 2009.

6.                                      Inventories

Inventories consist of the following at March 31, 2009, and December 31, 2008, respectively ($000’s):

	(Unaudited)
	March 31,	December 31,
	2009	2008
Raw materials	$17,052	$19,877
Work in process	2,829	2,070
Finished goods	41,534	49,804
Replacement parts and supplies	17,841	17,941

Inventories	$79,256	$89,692

7.                                      Income Taxes

The Company’s U.S. federal statutory income tax rate is 35% for 2009 and 2008. The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 45.0% and 36.8%, respectively.  The primary reasons for the higher 2009 effective tax rate are a difference between the book and tax basis of the dunnage bag assets and a lower expected benefit from the domestic manufacturing tax deduction. Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax net of federal benefit, the domestic manufacturing tax deduction and the gain on the sale of the dunnage bag assets.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 through 2008. The Company’s 2007 tax year is currently under examination by the IRS.

8.             Net Income per Share

Basic and diluted net income per share is calculated as follows ($000’s except for share and per share data):

	Three Months Ended March 31,
	2009	2008
Net income as reported	$11,112	$7,230
Weighted-average number of common shares for basic net income per share	28,370,248	25,282,047
Incremental effect of dilutive common stock equivalents:
Common stock warrants	—	9,219,778
Unvested restricted stock awards	109,807	55,499

Weighted-average number of shares for diluted net income	28,480,055	34,557,324

Net income per share — basic	$0.39	$0.29

Net income per share — diluted	$0.39	$0.21

Common stock warrants at March 31, 2009, were not included in the calculation of diluted earnings per share since the weighted average share price per share of common stock for the quarter ended March 31, 2009 was $1.91 compared to the warrant’s conversion price of $5.00 and the effect would be anti-dilutive.

Stock option grants totaling 1.3 million and 0.6 million were outstanding during the three month periods ended March 31, 2009 and 2008, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

Underwriter’s purchase option of 1,000,000 units were outstanding during the three month periods ended March 31, 2009 and 2008, but were not included in the computation of diluted earnings per share because the effect of including the underwriter’s option would be anti-dilutive.

9.                                      Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Plan (“Plan”) provides benefits for approximately 1,000 union employees.

As part of the July 1, 2008 Charleston Kraft Division acquisition, approximately 615 union employees were added to the Company’s Plan. As a consequence of the sale of the dunnage bag business approximately 124 union employees ceased earning benefits under the Plan as of March 31, 2009.

Net pension cost recognized for the three months ended March 31, 2009 and 2008 for the Plan, is as follows ($000’s):

	Three Months Ended March 31,
	2009	2008

Service cost for benefits earned during the quarter	$739	$306
Interest cost on projected benefit obligations	93	39
Expected return on plan assets	(38)	(6)
Net pension cost	$794	$339

KapStone funds its Plan according to IRS funding requirements. Based on those limitations, KapStone expects to fund $7.5 million to the Plan in 2009.

Other Post-retirement Benefits

Net post-retirement cost recognized for each of the three months ended March 31, 2009 and 2008 for the Company’s retiree medical and life insurance plan was less than $0.1 million.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Plan”) covers all eligible employees. Company contributions to the Plan are based on matching of employee contributions, vest immediately for salaried and non-bargained hourly employees and vest after three years for union employees. For the three months ended March 31, 2009 and 2008, the Company recognized expense of $0.8 million and $0.4 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan, which covers all eligible salaried and non-bargained hourly employees, provides for contributions based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three months ended March 31, 2009 and 2008, the Company recognized expense of $0 and $0.2 million, respectively.

The Company temporarily suspended these benefits for salaried and non-bargained hourly employees on March 1, 2009 due to current economic conditions.

10.          Stock-Based Compensation

On December 29, 2006, stockholders approved the 2006 Incentive Plan (“2006 Plan”).  A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called “Awards”), may be granted under the 2006 Plan. At March 31, 2009, 1.3 million shares are reserved for future awards under the 2006 Plan.  If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the 2006 Plan. The number of shares available under the 2006 Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees while actually employed the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the 2006 Plan are exercisable for a period fixed by the administrator, but not longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

The Company accounts for stock awards under SFAS No. 123(R), Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $0.5 million and $0.2 million of compensation cost for the three months ended March 31, 2009 and 2008, respectively.

Stock Options

Stock options granted under the 2006 Plan vest as follows: 50% after two years and the remaining 50% after three years.  The stock options have a contractual term of seven to ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

A summary of information related to stock options is as follows:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2009	1,346,347	$6.87	7.7	$(6,045)
Granted	—	—	—	—
Exercised	—	—	—	—
Lapsed (forfeited or canceled)	(9,522)	6.85	—	—
Outstanding at March 31, 2009	1,336,825	$6.87	7.3	$(5,896)
Exercisable at March 31, 2009	—	—

Total stock-based compensation expense related to the stock option grants was $0.3 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and 2008, there was $1.2 million and $0.8 million, respectively, of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 1.6 years. No stock options were vested as of March 31, 2009 and 2008.

Restricted Stock

The Company’s Compensation Committee grants restricted shares of common stock to executive officers and employees as compensation for service. These common stock shares are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes our restricted stock amounts and activity:

		Weighted
		Average
	Units/	Grant
	Shares	Price
Outstanding at January 1, 2009	368,903	$6.88
Granted	—	—
Vested	—	—
Forfeited	(3,098)	6.84
Outstanding at March 31, 2009	365,805	$6.88

Total stock-based compensation expense related to the restricted stock awards was $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and 2008, there was $1.3 million and $0.7 million, respectively, of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period of approximately 1.6 years.

11.                             Stockholder’s Equity

 In connection with the Company’s initial public offering, on August 19, 2005, the Company sold 20,000,000 units (“Units”) for a gross price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on August 15, 2009. The warrants are redeemable by the Company at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given. The share price of the Company’s common stock at March 31, 2009 was $2.46.

12.          Segment Information

The Company has two reportable segments, unbleached kraft and all other.  The unbleached kraft segment consists of the Company’s paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard, unbleached kraft board and saturating kraft. These products are sold to customers who convert our products into end-market finished products. The all other segment consists of the Company’s dunnage bag business, based in Fordyce Arkansas, which convert unbleached kraft paper and film into inflatable dunnage bags and the lumber mill operations, based in Summerville, South Carolina, which produce dimensional softwood board lumber that is sold primarily to regional and local retailers, wood treating operations and industrial customers.

On March 31, 2009 the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc.

Corporate expenses that benefit the entire organization are not charged to the operating segments.

	Three Months Ended March 31,
Operating Segment (in thousands of U.S. dollars):	2009	2008
Net sales:
Unbleached kraft	$129,460	$60,360
All other	12,023	7,892
Intersegment sales	(899)	(1,123)

Total	$140,584	$67,129

Net sales to external customers:
Unbleached kraft	$128,605	$59,237
All other	11,979	7,892

Total	$140,584	$67,129

Operating income / (loss):
Unbleached kraft	$15,482	$14,550
All other	(837)	1,331
Gain on sale of business	17,399	—
Corporate	(5,807)	(4,236)

Total	$26,237	$11,645

	(Unaudited)
	March 31,	December 31,
Operating Segment ($000s):	2009	2008
Total assets:
Unbleached kraft	$658,809	$657,610
All other	22,559	39,128
Corporate	16,310	30,452

Total	$697,678	$727,190

Item 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II Item 1A in this Form 10-Q and in our other Securities and Exchange Commission filings.  The information contained in this form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update its statements as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on April 15, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the paper, packaging, forest products and related industries.

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business (“ KPB”), a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million in cash, less certain post-closing adjustments of $7.8 million, plus two contingent earn-out payments of up to $60 million (in aggregate), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.

On July 1, 2008, the Company consummated an asset purchase agreement with MeadWestvaco Corporation (“MWV”) to purchase substantially all of the assets and assume certain liabilities of MWV’s Charleston Kraft Division (“CKD”) for $485 million, subject to certain closing adjustments.  The acquisition consists of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber mill located in Summerville, South Carolina.

The results reported below do not reflect any actual or pro forma adjustments related to the acquisition prior to the consummation of the acquisition on July 1, 2008. The results reported below include the results of CKD since the date of acquisition, July 1, 2008.

On March 31, 2009 the Company consummated the sale of its dunnage bag business for $36.0 million.  The results of operations for the dunnage bag business are included below in the all other segment until the date of the sale.

As a result of the sale of the dunnage bag business, the Company recorded an earn-out liability of $4.0 million in accordance with the IP asset purchase agreement. The earn-out is recorded in accrued expenses at March 31, 2009 and was paid on April 30, 2009.

In connection with the sale of the dunnage bag business the Company entered into a long-term paper supply agreement with ITW.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

	Three Months Ended March 31,		Increase/
(in thousands of U.S. dollars):	2009	2008	(Decrease)
Net sales	$140,584	$67,129	$73,455
Cost of sales, excluding depreciation and amortization	96,484	41,558	54,926
Freight and distribution expenses	13,328	6,587	6,741
Selling, general and administrative expenses	8,557	4,930	3,627
Depreciation and amortization	13,609	2,593	11,016
Gain on sale of business	17,399	—	17,399
Other operating income	232	184	48
Operating income	26,237	11,645	14,592
Foreign exchange loss	298	—	298
Interest income	1	547	(546)
Interest expense	5,733	753	4,980
Income before provision for income taxes	20,207	11,439	8,768
Provision for income taxes	9,095	4,209	4,886
Net income	$11,112	$7,230	$3,882

Net sales for the quarter ended March 31, 2009 were $140.6 million compared to $67.1 million for the first quarter of 2008, an increase of $73.5 million or 109.5%. The increase in net sales was driven by the CKD acquisition on July 1, 2008, which accounted for $85.8 million of the increase. Excluding the CKD acquisition, sales volume was lower in the first quarter of 2009 compared to the first quarter of 2008 by $11.4 million, mainly due to lower demand reflecting current economic conditions.

Cost of sales for the quarter ended March 31, 2009 was $96.5 million compared to $41.6 million for the first quarter of 2008, an increase of $54.9 million, or 132.0%. The increase in cost of sales was mainly due to the CKD acquisition, which accounted for $66.1 million of the increase and was partially offset by $5.4 million for the alternative fuel tax credit, which reduced our cost of sales. The total amount of the alternative fuel tax recorded was $23.9 million, covering fuel used at the Charleston mill from January 29 through March 31 and at the Roanoke Rapids mill from February 14 through March 31, however due to our accounting policy, $18.5 million was included as a reduction to the cost of our finished goods inventory as of March 31, 2009. Excluding the impact of the CKD acquisition, cost of sales decreased by $5.1 million mainly due to lower sales volume partially offset by inflation on raw materials of approximately $0.8 million, primarily as a result of higher costs for caustic soda and coal.

Freight and distribution expenses for the quarter ended March 31, 2009 totaled $13.3 million compared to $6.6 million for the quarter ended March 31, 2008. The increase of $6.7 million was primarily due to the CKD acquisition, which accounted for $8.3 million of the increase. Excluding the CKD acquisition, freight and distribution expenses were lower due to a 20% reduction in sales volume, mainly due to lower demand reflecting current economic conditions and lower fuel oil surcharges.

Selling, general and administrative expenses for the quarter ended March 31, 2009 totaled $8.6 million compared to $4.9 million for the quarter ended March 31, 2008. The increase of $3.7 million reflects $1.9 million of CKD’s direct selling and administrative expenses, $1.6 million of transitional services provided by MWV and $0.9 million of CKD acquisition support expenses offset by $0.8 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of current economic conditions.

Depreciation and amortization for the quarter ended March 31, 2009 totaled $13.6 million compared to $2.6 million for the quarter ended March 31, 2008. The increase of $11.0 million is primarily due to the CKD acquisition, which added an additional $7.2 million of depreciation and $3.4 million of amortization of intangibles, including $2.4 million of amortization for the intangible asset related to an acquired coal contract with below market prices at July 1, 2008. The acquired coal contract expires December 31, 2009. The balance of the increase mainly reflects amortization of the Company’s new ERP system which was placed into service in April 2008.

The $17.4 million gain on sale of business is the result of the sale of the dunnage bag business to Illinois Tool Works Inc.

Interest income for the quarter ended March 31, 2009 decreased by $0.5 million compared with the same period in 2008, reflecting lower cash balances being invested as the Company used cash and cash equivalents to fund a portion of the CKD acquisition.

Interest expense for the quarters ended March 31, 2009 and 2008 was $5.7 million and $0.8 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of debt issuance costs. Interest expense was $5.0 million higher in the quarter ended March 31, 2009 primarily due to higher debt levels relating to the CKD acquisition. Amortization of debt issuance costs for the quarters ended March 31, 2009 and 2008 was $0.8 million and $0.1 million, respectively, and reflects higher costs for the new Senior Credit Facility.

Provision for income taxes for the quarters ended March 31, 2009 and 2008 were $9.1 million and $4.2 million, respectively, reflecting an effective tax rate of 45.0% compared to 36.8% for the similar period in 2008. The primary reasons for the increase in the effective tax rate are due to differences between the book and tax basis of the dunnage bag assets and a lower expected benefit from the domestic manufacturing tax deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended March 31,
Operating Segment ($000’s):	2009	2008
Consolidated net sales:
Unbleached kraft	$129,460	$60,360
All other	12,023	7,892
Intersegment sales	(899)	(1,123)

Total net sales	$140,584	$67,129

Operating income / (loss):
Unbleached kraft	$15,482	$14,550
All other	(837)	1,331
Gain on sale of business	17,399	—
Corporate	(5,807)	(4,236)

Total operating income	$26,237	$11,645

The following represents analysis and commentary for results of operations for the Company’s two operating segments: unbleached kraft and all other.

Unbleached Kraft

	Three Months Ended March 31,
	2009	2008
Net sales	$129,460	$60,360
Operating income	$15,482	$14,550
Operating income % of net sales	12.0%	24.1%

Average revenue per ton	$595	$571
Tons of paper sold	217,412	105,650

For the three months ended March 31, 2009, unbleached kraft segment net sales increased by $69.1 million, or 114.4%, to $129.5 million compared to $60.4 million for the three months ended March 31, 2008. The increase in net sales is due to the CKD acquisition, which increased sales by $80.7 million and 132,503 tons of paper sold. Average selling prices in the first quarter of 2009 were $595/ton, or $24/ton higher than average selling prices in the first quarter of 2008. Excluding the acquisition, net sales were lower by $11.6 million in the first quarter of 2009 compared to the first quarter of 2008, mainly due to lower demand reflecting current economic conditions.

Unbleached kraft segment operating income increased by $0.9 million, or 6.2%, to $15.5 million for the three months ended March 31, 2009 compared to $14.6 million for the three months ended March 31, 2008.Operating income increased primarily due to the alternate fuel mixture tax credit of $5.4 million, and salary and benefit curtailments of $1.5 million offset by lower sales volume of $3.9 million, inflation on raw materials and energy of $0.8 million, severance costs of $0.7 million and bad debt expense of $0.5 million (due to a customer’s bankruptcy). Included in operating income is a $2.4 million charge for the amortization of an intangible asset recorded for an acquired coal contract with favorable prices valued at $14.1 million at the date of acquisition.  The coal contract and its related amortization expense will terminate December 31, 2009.

For the quarter ending March 31, 2009, operating income as a percentage of net sales declined to 12.0% from 24.1% for the first quarter of 2008 mainly due to lower margin on sales for CKD.

All Other

	Three Months Ended March 31,
	2009	2008
Net sales	$12,023	$7,892
Operating loss	$(837)	$1,331
Operating income % of net sales	-7.0%	16.9%

For the three months ended March 31, 2009, net sales for the all other segment increased by $4.1 million, or 51.2%, to $12.0 million compared to $7.9 million for the first three months of 2008. The increase is due to the acquisition of the CKD lumber business, which increased sales by $5.1 million, offset by a $1.0 million decrease in sales of dunnage bags.

Operating loss for the three months ended March 31, 2009 was $0.8 million reflecting low sales volume and selling prices in the lumber business, mainly due to a continued slowdown in the number of new housing starts, lower consumer spending and lower volume in dunnage bag sales.

Corporate

Corporate expenses for the three months ended March 31, 2009 totaled $5.8 million compared to $4.2 million for the year three months March 31, 2008. The increase of $1.6 million is primarily due to support services related to the CKD acquisition partially offset by $0.8 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of current economic conditions.

Liquidity and Capital Resources

Senior Credit Agreement and Senior Notes

We entered into a Senior Credit Agreement, dated as of June 12, 2008. The Senior Credit Agreement provides for an aggregate of up to $515 million consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility (including a letter of credit subfacility).  The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of our capital stock, the capital stock of our guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

At March 31, 2009, the Company had $29.3 million outstanding against the revolver, or a net increase of $16.9 million during the quarter ended March 31, 2009.

In addition, $40 million of 8.3% seven year senior notes were issued as part of the financing for the CKD acquisition.

Debt Covenants

Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio that is currently 3.5 to 1. The Senior Credit agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio that is 1.1 to 1.  As of March 31, 2009 the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 3.26 to 1.00 and a fixed charge coverage ratio of 1.70 to 1.00.

Alternative Fuel Tax Credit

On March 31, 2009, the Company received approval from the IRS for its registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in the Company’s pulp making process. As a result, for the three months ending March 31, 2009, the Company recorded a refund totaling $23.9 million which was subsequently received on April 20, 2009.  The Company expects future quarterly refunds in 2009 to approximate $44 million.

The alternative fuel tax credit expires on December 31, 2009.

Sale of Dunnage Bag Business

On March 31, 2009 the Company sold its dunnage bag business to Illinois Tool Works Inc. for $36.0 million. Of the net cash proceeds, $32.8 million was required to pay down the Company’s long-term debt and notes under the terms of the Senior Credit Agreement.  Pursuant to the terms of the sale, $2.5 million of the proceeds are being held in escrow for 18 months.

Income Taxes

In the quarter ended March 31, 2009, the Company received a $9.3 million federal income tax refund. An additional federal income tax refund of $4.3 million is expected later in 2009.

Sources and Uses of Cash

Three months ended March 31 ($000’s)	2009	2008

Operating activities	$(3,594)	$9,916
Investing activities	27,260	(2,770)
Financing activities	(26,311)	(3,521)

Cash flow from all activities during the quarter ended March 31, 2009 decreased cash by $2.6 million from December 31, 2008, reflecting cash used in operations of $3.6 million, net cash provided by investing activities of $27.3 million and net cash used in financing activities of $26.3 million.

Net cash used in operating activities was $3.6 million due to net income for the quarter of $11.1 million and non-cash charges of $22.5 million offset by the gain on sale of the dunnage bag business of $17.4 million. Changes in operating assets and liabilities used $19.8 million of cash reflecting a $23.8 million increase in other receivables, primarily for the alternate fuel tax credit; $14.5 million of lower accrued expenses, reflecting payment of annual property taxes and interest and $5.3 million of lower accrued compensation costs. Partially offsetting these items were lower trade receivables of $12.0 million due to lower sales volume and lower refundable and prepaid taxes due to receipt of a $9.3 million federal income tax refund.

Net cash provided by investing activities was $27.3 million reflecting proceeds from the sale of the dunnage bag business of $36.1 million partially offset by capital expenditures of $6.3 million and $2.5 million of proceeds from the sale of the dunnage bag business held in escrow. For the quarter ended March 31, 2009, capital expenditures include $5.9 million for the unbleached kraft segment for equipment upgrades and replacements at the paper mills. In addition, $0.4 million was spent on IT systems projects.

Net cash used in financing activities totaled $26.3 million during the quarter ended March 31, 2009, and reflects $63.8 million of repayments on long-term debt, notes and revolver offset by borrowings under the revolving credit facility of $37.9 million and $0.4 million in expenses paid in connection with an amendment to the Senior Credit Agreement.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility will be sufficient to meet the anticipated 2009 cash needs. The Company expects to spend approximately $27.0 million on capital expenditures in 2009. In addition, the Company has $25.4 million of required long-term debt repayments for the balance of 2009.

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

Under KapStone Kraft’s new Senior Credit Facilities, we have two term loans totaling $348.5 million and a revolving loan of $29.3 million outstanding at March 31, 2009.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out, obligations to IP will become (or are reasonably expected to become) due, excluding the earn-out as a result of the sale of the dunnage bag business; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 2.0 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.4 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in euros. At times, the Company has used forward contracts to reduce the impact of currency fluctuations. No such contracts were outstanding at March 31, 2009.

 Item 4. —CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. —    LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

With the exception of the following update to the risk factors relating to the alternative fuel mixture tax credit, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2008 (“Form 10-K”).  The Risk Factor below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The alternative fuel mixture tax credit provided by the U.S. government is being challenged in Congress and may be amended in a manner that eliminates or reduces the benefits of the tax credit for pulp and paper companies.

The U.S. government provides an excise tax credit to taxpayers for the use of alternative fuel mixtures.  The alternative fuel mixture tax credit, as it relates to liquid fuel derived from biomass, is scheduled to expire on December 31, 2009.  In recent weeks, certain members of Congress and others have indicated their opposition to pulp and paper companies receiving the tax credit.  They have called for the amendment of the tax credit in a manner that would eliminate or reduce its benefits for pulp and paper companies.  In response, other members of Congress and interested parties have voiced their support for maintaining the tax credit and its availability to all taxpayers, including pulp and paper companies.  We do not know whether the U.S. government will amend the tax credit to eliminate or reduce its benefits for pulp and paper companies, but there is the possibility that such action may be taken.  Any such amendment of the tax credit could have a material adverse effect on our financial condition and results of operations.

Item 2. —    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. —    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. —    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. —    OTHER INFORMATION

None.

Item 6. —    EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

10.1

Second Amendment and Limited Waiver Agreement dated as of March 30, 2009 by and among Kapstone Kraft Paper Corporation, KapStone Paper and Packaging Corporation, the lenders who are a party thereto and Bank of America N.A. (1)

10.2

Limited Waiver and Amendment Number 2 to Note Agreement dated as of March 27, 2009 among KapStone Kraft Paper Corporation, KapStone Paper and Packaging Corporation and The Prudential Insurance Company of America. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 27, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

May 11, 2009	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer