Form 10-Q
period 2009-07-30
KAPSTONE PAPER & PACKAGING CORP
filed 2009-07-30
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 28,370,348 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of July 24, 2009, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. — Financial Statements

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,147	$4,165
Trade accounts receivable, less allowances of $2,771 in 2009 and $2,421 in 2008	59,069	71,489
Other receivables	13,958	6,207
Inventories	66,048	89,692
Refundable and prepaid income taxes	—	14,145
Prepaid expenses and other current assets	2,929	1,748
Deferred income taxes	5,469	3,363
Total current assets	169,620	190,809

Plant, property and equipment, net	475,758	483,780
Restricted cash	2,500	—
Other assets	685	882
Intangible assets, net	32,836	45,195
Goodwill	5,449	6,524

Total assets	$686,848	$727,190

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and notes	39,913	40,556
Accounts payable	35,654	42,214
Accrued expenses	16,086	30,462
Accrued compensation costs	9,184	13,646
Accrued income taxes	2,130	—
Total current liabilities	102,967	126,878

Other liabilities:
Long-term debt and notes, net	329,078	389,374
Pension and post-retirement benefits	9,678	8,355
Deferred income taxes	28,280	15,951
Other liabilities	5,841	5,865
Total other liabilities	372,877	419,545

Commitments and contingencies Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 28,370,348 shares outstanding (40,000 treasury shares outstanding) at June 30, 2009 and 28,370,248 outstanding at December 31, 2008 (40,000 treasury shares outstanding)	3	3
Additional paid-in capital	133,241	132,206
Retained earnings	77,990	48,766
Accumulated other comprehensive loss	(230)	(208)
Total stockholders’ equity	211,004	180,767

Total liabilities and stockholders’ equity	$686,848	$727,190

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$156,493	$68,162	$297,077	$135,291
Cost of sales, excluding depreciation and amortization	88,354	40,800	184,838	82,358
Freight and distribution expenses	13,165	6,924	26,493	13,511
Selling, general and administrative expenses	7,630	4,564	16,187	9,494
Depreciation and amortization	13,488	2,835	27,097	5,428
Gain/(loss) on sale of business	(704)	—	16,695	—
Other operating income	216	187	448	371
Operating income	33,368	13,226	59,605	24,871
Foreign exchange gain/(loss)	171	—	(127)	—
Interest income	—	293	1	840
Interest expense	5,011	460	10,744	1,213
Income before provision for income taxes	28,528	13,059	48,735	24,498
Provision for income taxes	10,416	4,808	19,511	9,017

Net income	$18,112	$8,251	$29,224	$15,481

Weighted-average number of shares outstanding:
Basic	28,370,298	25,391,330	28,370,273	25,336,688
Diluted	28,646,527	36,719,720	28,563,291	35,638,521
Net income per share:
Basic	$0.64	$0.32	$1.03	$0.61
Diluted	$0.63	$0.22	$1.02	$0.43

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$29,224	$15,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,097	5,428
Stock based compensation expense	1,034	691
Amortization of debt issuance costs	1,678	100
Loss on disposal of fixed assets	288	11
Deferred income taxes	11,345	1,686
Gain on sale of business	(16,695)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	9,627	(3,959)
Other receivables	(11,017)	—
Inventories	18,794	(356)
Refundable and prepaid income taxes	9,371	—
Prepaid expenses and other current assets	(1,181)	(1,383)
Accounts payable	(5,852)	2,076
Accrued expenses	(13,328)	1,987
Accrued compensation costs	(4,502)	(181)
Accrued income taxes	6,904	(648)
Net cash provided by operating activities	62,787	20,933

Investing activities
CKD acquisition	1,000	(2,393)
KPB earn-out	(3,977)	—
Proceeds from sale of business	36,083	—
Restricted cash	(2,500)	—
Capital expenditures	(12,910)	(4,620)
Net cash provided by (used in) investing activities	17,696	(7,013)

Financing activities
Proceeds from revolving credit facility	61,300	—
Repayments on revolving credit facility	(73,700)	—
Repayments of long-term debt and notes	(49,731)	(15,139)
Proceeds from the exercises of warrants into common stock	—	1,092
Debt issuance costs	(370)	—
Net cash used in financing activities	(62,501)	(14,047)

Net increase in cash and cash equivalents	17,982	(127)
Cash and cash equivalents-beginning of period	4,165	56,635
Cash and cash equivalents-end of period	$22,147	$56,508

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.             Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.             Reclassification

Receivables from sales of shaft horsepower of $2.9 million as of December 31, 2008 have been reclassified from prepaid and other current assets to trade account receivables to conform to the current period presentation.

3.             Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 157-4,  Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Accordingly, the Company adopted FSP FAS 157-4 prospectively in the second quarter of 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments.   This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these standards did not have a material effect on the consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company adopted SFAS 165 in the second quarter of 2009. The adoption of this standard did not have a material effect on the consolidated financial statements.

The Company has evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009, which is the date the accompanying financial statements were issued.

4.             Sale of Dunnage Bag Business

On March 31, 2009 the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. for $36.0 million less working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. As a condition of sale, $2.5 million of the sale proceeds are being held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale.  The Company realized a gain on the sale of the dunnage bag business as follows ($000’s):

Sale price	$36,000
Working capital adjustment	(813)
35,187
Transaction costs	(45)
Net assets of dunnage bag business	(18,447)
Gain on sale before provision for income taxes	$16,695

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

As a result of the sale, the Company recorded an earn-out liability of $4.0 million in accordance with the asset purchase agreement dated June 23, 2006 with International Paper Company (“IP”). The terms of the asset purchase agreement include a contingent earn-out payment on the fifth anniversary of the acquisition; however, in the event of a sale of the dunnage bag business prior to that date, a percentage of the earn-out becomes due and payable within 30 days following the sale provided certain criteria is met. The earn-out was paid on April 30, 2009.

In the quarter ended June 30, 2009, the Company accrued an estimated working capital adjustment of $0.9 million as a reduction on the gain. The terms of the sale agreement also provide a contingency for certain inventory excluded from the working capital adjustment. Any contingency related to this inventory will be determined based on inventory volumes on-hand as of September 30, 2009. The Company does not expect the resolution of any contingency related to this inventory to have a material effect on the Company’s financial statements.

For segment reporting purposes, the dunnage bag business is included in all other.

5.             Alternative Fuel Mixture Tax Credit

The federal government has implemented an incentive program through the U.S. Internal Revenue Code that provides payments under certain circumstances for the use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels.  The credit is based on the amount of alternative fuel contained in the mixture. KapStone qualifies for the alternative fuel mixture tax credit because it uses a bio-fuel known as black liquor, which is a byproduct of its wood pulping process, to power its mills.

In March 2009, the Internal Revenue Service approved the Company’s registration as an alternative fuel mixer. The Company submitted refund claims totaling $69.6 million for the first six months of 2009 covering fuel used at its Charleston mill from January 29th through June 30th and at its Roanoke Rapids mill from February 14th  through June 30th.  At June 30, 2009, $15.6 million of the credit was included as a reduction to finished goods inventory. For the three and six month periods ended June 30, 2009, $48.6 million and $54.0 million, respectively, were recorded as a reduction to cost of sales.

The credit is scheduled to expire on December 31, 2009.

6.             Inventories

Inventories consist of the following at June 30, 2009, and December 31, 2008, respectively ($000’s):

	(unaudited) June 30,	December 31,
	2009	2008
Raw materials	$14,593	$19,877
Work in process	1,575	2,070
Finished goods	31,448	49,804
Replacement parts and supplies	18,432	17,941

Inventories	$66,048	$89,692

7.             Income taxes

The Company’s U.S. federal statutory income tax rate is 35% for 2009 and 2008. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was 40.0% and 36.8%, respectively.  The primary reasons for the higher 2009 effective tax rate are a difference between the book and tax basis of the dunnage bag assets and a lower expected benefit from the domestic manufacturing tax deduction. Differences between the effective tax rate and the federal statutory tax rate are due to the impact of state tax net of federal benefit, the domestic manufacturing tax deduction and the gain on the sale of the dunnage bag assets.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2005 through 2008. The Company’s 2007 tax year is currently under examination by the Internal Revenue Service.

8.             Net income per share

Basic and diluted net income per share is calculated as follows ($000’s except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income as reported	$18,112	$8,251	$29,224	$15,481
Weighted-average number of common shares for basic net income per share	28,370,298	25,391,330	28,370,273	25,336,688
Incremental effect of dilutive common stock equivalents:
Common stock warrants	—	11,040,067	—	10,129,922
Underwriter’s purchase options	—	117,052	—	58,526
Unvested restricted stock awards	276,229	171,271	193,018	113,385

Weighted-average number of shares for diluted net income	28,646,527	36,719,720	28,563,291	35,638,521

Net income per share — basic	$0.64	$0.32	$1.03	$0.61

Net income per share — diluted	$0.63	$0.22	$1.02	$0.43

Common stock warrants were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 since the weighted average share price per share of common stock was $3.68 and $2.81, respectively, compared to the warrant’s conversion price of $5.00 and the effect would be anti-dilutive.

Stock option grants totaling 2.2 million were outstanding during the three and six months ended June 30, 2009, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive. Stock option grants totaling 1.3 million were outstanding during the three and six months ended June 30, 2008, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

Underwriter’s purchase option of 1,000,000 units were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share because the effect of including the underwriter’s option would be anti-dilutive.

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

Net pension cost recognized for the three and six months ended June 30, 2009 and 2008 for the Company’s pension plan, is as follows ($000’s):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service cost for benefits earned during the year	$703	$306	$1,442	$612
Interest cost on projected benefit obligation	93	39	186	78
Expected return on plan assets	(38)	(6)	(76)	(12)
Amortization of prior service cost	—	—	—	—
Net pension cost	$758	$339	$1,552	$678

KapStone funds its Plan according to IRS funding requirements. Based on those limitations, KapStone expects to fund $5.4 million to the Plan in 2009 to achieve an 80% funded status.

Other Post-retirement Benefits

Net post-retirement cost recognized for the three and six months ended June 30, 2009 and 2008 for the Company’s retiree medical and life insurance plan was less than $0.1 million.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company contributions to the Contribution Plan are based on matching of employee contributions, vest immediately for salaried and non-bargained hourly employees and vest after three years for union employees. For the three months ended June 30, 2009 and 2008, the Company recognized expense of $0 and $0.3 million, respectively, for matching contributions. For the six months ended June 30, 2009 and 2008, the Company recognized expense of $0.8 million and $0.7 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan, which covers all eligible salaried and non-bargained hourly employees, provides for contributions based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three months ended June 30, 2009 and 2008, the Company recognized expense of $0 and $0.1 million, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized expense of $0 and $0.3 million, respectively.

The Company temporarily suspended these benefits for salaried and non-bargained hourly employees in the first quarter of 2009 due to economic conditions.

10.          Stock-Based Compensation

On December 29, 2006, stockholders approved the 2006 Incentive Plan (“2006 Plan”).  A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called “Awards”), may be granted under the 2006 Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the 2006 Plan. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options (“ISOs”) may be granted only to employees.

The Company accounts for stock awards under SFAS No. 123(R), Share-Based Payment, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $0.5 million and $1.0 million of compensation cost for the three and six months ended June 30, 2009, respectively, and $0.5 million and $0.7 million for the three and six months ended June 30, 2008, respectively.

Stock Options

In May 2009, the Company’s Compensation Committee granted 829,702 stock options to directors, executive officers and employees of the Company.  The stock options vest as follows: 50% after two years and the remaining 50% after three years.  The stock options awarded in 2009 have a contractual term of ten years. The stock options are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant (May 13, 2009 for the 2009 awards) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The fair value of the KapStone stock options granted in May 2009 was $1.52. The fair value was calculated using the Black-Scholes-Merton option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options.  The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for stock options during the period are as follows:

Three Months Ended June 30, 2009
KapStone Stock Options Black-Scholes-Merton assumptions (weighted average):
Expected volatility	38.9%
Expected life (years)	6.0
Risk-free interest rate	2.3%
Expected dividend yield	—%

A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in Thousands)
Outstanding at January 1, 2009	1,346,347	$6.87	7.7	$(6,045)
Granted	829,702	3.70	9.9	821
Exercised	—	—	—	—
Lapsed (forfeited or canceled)	(9,522)	6.85	—	—
Outstanding at June 30, 2009	2,166,527	5.66	8.1	(2,093)
Exercisable at June 30, 2009	308,525	$6.76	4.8	$(1,277)

Total stock-based compensation related to the stock option grants was $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively, and $0.3 million and $0.4 million for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009 and 2008, there was $2.1 million and $1.9 million, respectively, of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of 2 years.

Restricted Stock

In May 2009, the Company’s Compensation Committee granted 219,864 restricted stock units to executive officers and employees as compensation for service. These restricted stock units are restricted as to transferability until they vest three years from the grant date. These restricted stock units are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes our restricted stock amounts and activity:

	Units/ Shares	Weighted Average Grant Price
Outstanding at January 1, 2009	368,903	$6.88
Granted	219,864	3.70
Vested	—	—
Forfeited	(3,098)	6.84
Outstanding at June 30, 2009	585,669	$5.68

Total stock-based compensation related to the restricted stock awards was $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively, and $0.2 million and $0.3 million for the three and six month ended June 30, 2008, respectively.

As of June 30, 2009 and 2008, there was $1.8 million and $1.7 million, respectively, of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period of approximately 2 years. No restricted stock awards were vested as of June 30, 2009.

11.             Stockholder’s Equity

In connection with the Company’s initial public offering, on August 19, 2005, the Company sold 20,000,000 units (“Units”) for a gross price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two warrants. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 and expires on August 17, 2009. The warrants are redeemable by the Company at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 day trading period ending on the third day prior to the date on which notice of redemption is given. The closing share price of the Company’s common stock at June 30, 2009 was $4.69.

12.          Segment Information

The Company has two reportable segments, unbleached kraft and all other.  The unbleached kraft segment consists of the Company’s paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard, unbleached kraft board and saturating kraft. These products are sold to customers who convert our products into end-market finished products. The all other segment consists of the Company’s former dunnage bag business, based in Fordyce Arkansas, which converts unbleached kraft paper and film into inflatable dunnage bags and the lumber mill operations, based in Summerville, South Carolina, which produces dimensional softwood board lumber that is sold primarily to regional and local retailers, wood treating operations and industrial customers.

On March 31, 2009 the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc.

Corporate expenses that benefit the entire organization are not charged to the operating segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Segment (in thousands of U.S. dollars):	2009	2008	2009	2008
Net sales:
Unbleached kraft	$150,398	$60,545	$279,858	$120,905
All other	6,095	8,905	18,118	16,797
Intersegment sales	—	(1,288)	(899)	(2,411)

Total	$156,493	$68,162	$297,077	$135,291

Net sales to external customers:
Unbleached kraft	$150,398	$59,257	$278,959	$118,494
All other	6,095	8,905	18,118	16,797

Total	$156,493	$68,162	$297,077	$135,291

Operating income/(loss):
Unbleached kraft	$40,935	$15,930	$56,416	$30,480
All other	(1,538)	1,269	(2,375)	2,600
Gain/(loss) on sale of business	(704)	—	16,695	—
Corporate	(5,325)	(3,973)	(11,131)	(8,209)

Total	$33,368	$13,226	$59,605	$24,871

	(unaudited)
	June 30,	December 31,
Operating Segment (in thousands of U.S. dollars):	2009	2008
Total assets:
Unbleached kraft	$623,741	$657,610
All other	22,857	39,128
Corporate	40,250	30,452

Total	$686,848	$727,190

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II Item 1A in this Form 10-Q, in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 and in our other Securities and Exchange Commission filings.  The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update its statements as a result of new information, future events or otherwise.

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

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business (“ KPB”), a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a cash purchase price of $155 million in cash, less certain post-closing adjustments of $7.8 million, plus two contingent earn-out payments of up to $55 million (in aggregate and adjusted for the 2009 sale of Ride Rite® Converting), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.

On July 1, 2008, the Company  purchased substantially all of the assets and assumed certain liabilities of the Charleston Kraft Division (“CKD”), a division of MeadWestvaco Corporation (“MWV”), consisting of  an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber mill located in Summerville, South Carolina, for a cash purchase price of $485 million less certain adjustments of $14.0 million.

The results reported below do not reflect any actual or pro forma adjustments related to the acquisition prior to the consummation of the acquisition on July 1, 2008. The results reported below include the results of CKD since the date of acquisition, July 1, 2008.

On March 31, 2009, the Company consummated the sale of its dunnage bag business for $36.0 million less certain working capital adjustments to Illinois Tool Works Inc. (“ITW”).  The results of operations for the dunnage bag business are included in the all other segment until the date of the sale. In conjunction with the sale, the Company signed a long-term supply agreement with ITW.

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and the Three Months Ended June 30, 2008

	Three Months Ended June 30,		Increase/	% Increase/
(in thousands of U.S. dollars):	2009	2008	(Decrease)	(Decrease)
Net sales	$156,493	$68,162	$88,331	129.6%
Cost of sales, excluding depreciation and amortization	88,354	40,800	47,554	116.6%
Freight and distribution expenses	13,165	6,924	6,241	90.1%
Selling, general and administrative expenses	7,630	4,564	3,066	67.2%
Depreciation and amortization	13,488	2,835	10,653	375.8%
Gain/(loss) on sale of business	(704)	—	(704)	N/A
Other operating income	216	187	29	15.5%
Operating income	33,368	13,226	20,142	152.3%
Foreign exchange gain/(loss)	171	—	171	N/A
Interest income	—	293	(293)	N/A
Interest expense	5,011	460	4,551	989.3%
Income before provision for income taxes	28,528	13,059	15,469	118.5%
Provision for income taxes	10,416	4,808	5,608	116.6%
Net income	$18,112	$8,251	$9,861	119.5%

Net sales for the quarter ended June 30, 2009, were $156.5 million compared to $68.2 million for the second quarter of 2008, an increase of $88.3 million or 129.6%. The increase in net sales was driven by the CKD acquisition on July 1, 2008, which accounted for $102.4 million of the increase. Excluding the CKD acquisition, net sales were lower in the second quarter of 2009 compared to the second quarter of 2008 by $14.1 million, of which $8.9 million is a result of the sale of the dunnage bag business on March 31, 2009. Net sales also decreased by $7.5 million due to lower average revenue per ton and by $2.0 million as a result of unfavorable product mix due to a higher percentage of linerboard sales, which has a lower average selling price than other products, partially offset by a $3.1 million increase in sales volume.

To balance production with demand, the Company ran four of its five paper machines alternating downtime among the three machines at the Charleston mill.  By mid-June 2009, both paper mills were running at normal capacity.

Cost of sales for the quarter ended June 30, 2009, was $88.4 million compared to $40.8 million for the second quarter of 2008, an increase of $47.6 million, or 116.6%. The increase in cost of sales was mainly due to the CKD acquisition, which accounted for $66.7 million of the increase and was partially offset by $16.4 million for the alternative fuel mixture tax credit.  Cost of sales also decreased by $6.6 million as a result of the sale of the dunnage bag business on March 31, 2009. Excluding the impact of the CKD acquisition, the sale of the dunnage bag business and the alternative fuel mixture tax credit, cost of sales increased by $3.9 million mainly due to $1.5 million of inflation, $1.0 million in sales volume and $0.5 million of higher property taxes.

The total amount of the alternative fuel mixture tax credit recorded as a reduction in cost of sales for the quarter ended June 30, 2009 was $48.6 million of which $32.2 million is included in CKD results.

Freight and distribution expenses for the quarter ended June 30, 2009 totaled $13.2 million compared to $6.9 million for the quarter ended June 30, 2008. The increase of $6.3 million was due to the CKD acquisition, which accounted for $7.6 million of the increase. Excluding the CKD acquisition, freight and distribution expenses were lower by $1.3 million in the second quarter of 2009 due to $0.9 million of lower fuel oil surcharges, realization of favorable contract negotiations and the sale of the dunnage bag business.

Selling, general and administrative expenses for the quarter ended June 30, 2009 totaled $7.6 million compared to $4.6 million for the quarter ended June 30, 2008. The increase of $3.0 million reflects $2.3 million of CKD’s direct selling and administrative expenses, $1.4 million of transitional services provided by MWV, $0.5 million of professional fees related to the CKD acquisition partially offset by $0.8 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions.

Depreciation and amortization for the quarter ended June 30, 2009 totaled $13.5 million compared to $2.8 million for the quarter ended June 30, 2008. The increase of $10.7 million is primarily due to the CKD acquisition, which added an additional $7.1 million of depreciation and $3.4 million of amortization of intangibles, including $2.4 million of amortization for the intangible asset related to an acquired coal contract with below market prices at July 1, 2008. The acquired coal contract expires December 31, 2009.

A working capital adjustment of $0.9 million in connection with the sale of the dunnage bag business was recorded in the second quarter. The dunnage bag business was sold in March 2009.

Interest income for the quarter ended June 30, 2009 decreased by $0.3 million compared with the same period in 2008, reflecting lower average cash balances being invested and lower interest rates in 2009.

Interest expense for the quarters ended June 30, 2009 and 2008 was $5.0 million and $0.5 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of debt issuance costs. Interest expense was $4.5 million higher in the quarter ended June 30, 2009 primarily due to higher debt levels relating to the CKD acquisition. Amortization of debt issuance costs for the quarters ended June 30, 2009 and 2008 was $0.9 million and $0.1 million, respectively, and reflects higher costs for the new Senior Credit Facility.

Provision for income taxes for the quarters ended June 30, 2009 and 2008 was $10.4 million and $4.8 million, respectively, reflecting an effective tax rate of 36.5% compared to 36.8% for the similar period in 2008.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended June 30,
Operating Segment ($000s):	2009	2008
Consolidated net sales:
Unbleached kraft	$150,398	$60,545
All other	6,095	8,905
Intersegment sales	—	(1,288)

Total net sales	$156,493	$68,162

Operating income/(loss):
Unbleached kraft	$40,934	$15,930
All other	(1,538)	1,269
Gain/(loss) on sale of business	(704)	—
Corporate	(5,324)	(3,973)

Total operating income	$33,368	$13,226

The following represents analysis and commentary for results of operations for the Company’s two operating segments: unbleached kraft and all other.

Unbleached Kraft

	Three Months Ended June 30,
	2009	2008
Net sales	$150,398	$60,545
Operating income	$40,934	$15,930
Operating income % of net sales	27.2%	26.3%

Average revenue per ton	$529	$581
Tons of paper sold	284,514	104,131

For the three months ended June 30, 2009, unbleached kraft segment net sales increased by $89.9 million, or 148.4%, to $150.4 million compared to $60.5 million for the three months ended June 30, 2008. The increase in net sales is due to the CKD acquisition, which increased sales by $96.3 million and 175,202 tons of paper sold. Average revenue per ton in the second quarter of 2009 was $529/ton, or $52/ton lower than average revenue per ton in the second quarter of 2008, reflecting the impact of market driven price reductions and product mix. Excluding the CKD acquisition, net sales were lower by $6.4 million in the second quarter of 2009 compared to the second quarter of 2008, mainly due to $7.5 million of lower average revenue per ton and $2.0 million of unfavorable product mix due to a higher percentage of linerboard sales, partially offset by a $3.1 million volume increase.

To balance production with demand, the Company ran four of its five paper machines alternating downtime among the three machines at the Charleston mill.  By mid-June 2009, both paper mills were running at normal capacity.

Unbleached kraft segment operating income increased by $25.0 million, or 157.2%, to $40.9 million for the three months ended June 30, 2009 compared to $15.9 million for the three months ended June 30, 2008. Operating income increased by $16.8 million due to the CKD acquisition and $16.4 million due to the alternate fuel mixture tax credit partially offset by $7.5 million of lower average revenue per ton and $1.7 million of unfavorable product mix. Included in operating income is $2.4 million of amortization of an intangible asset recorded for an acquired coal contract with favorable prices.  The coal contract will terminate on December 31, 2009.

The total amount of the alternative fuel mixture tax credit recorded in operating income for the three months ended June 30, 2009 was $48.6 million of which $32.2 million is related to the CKD business.

For the quarter ended June 30, 2009, operating income as a percentage of net sales increased to 27.2% from 26.3% for the second quarter of 2008 due to the alternative fuel mixture tax credit partially offset by lower margins on sales.

All Other

	Three Months Ended June 30,
	2009	2008
Net sales	$6,095	$8,905
Operating (loss) income	$(1,538)	$1,269
Operating (loss) income % of net sales	-25.2%	14.3%

For the three months ended June 30, 2009, net sales for the all other segment decreased by $2.8 million, or 31.5%, to $6.1 million compared to $8.9 million for the three months ended June 30, 2008. The decrease is due to the sale of the dunnage bag business, which accounted for $8.9 million of net sales in 2008, offset by the acquisition of the CKD lumber business, which increased net sales by $6.1 million.

Operating loss for the three months ended June 30, 2009 was $1.5 million reflecting lower sales volume and selling prices in the lumber business, mainly due to a continued slowdown in the number of new housing starts and lower consumer spending. Operating income in the three months ended June 30, 2008 reflects the results of the dunnage bag business.

Corporate

Corporate expenses for the three months ended June 30, 2009 totaled $5.3 million compared to $4.0 million for the three months ended June 30, 2008. The increase of $1.3 million is primarily due to $1.4 million of  MWV transitional services and $0.5 million of professional fees related to the CKD acquisition partially offset by $0.8 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of  economic conditions.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and the Six Months Ended June 30, 2008

	Six Months Ended June 30,		Increase/	% Increase/
(in thousands of U.S. dollars):	2009	2008	(Decrease)	(Decrease)
Net sales	$297,077	$135,291	$161,786	119.6%
Cost of sales, excluding depreciation and amortization	184,838	82,358	102,480	124.4%
Freight and distribution expenses	26,493	13,511	12,982	96.1%
Selling, general and administrative expenses	16,187	9,494	6,693	70.5%
Depreciation and amortization	27,097	5,428	21,669	399.2%
Gain on sale of business	16,695	—	16,695	N/A
Other operating income	448	371	77	20.8%
Operating income	59,605	24,871	34,734	139.7%
Foreign exchange gain/(loss)	(127)	—	(127)	N/A
Interest income	1	840	(839)	-99.9%
Interest expense	10,744	1,213	9,531	785.7%
Income before provision for income taxes	48,735	24,498	24,237	98.9%
Provision for income taxes	19,511	9,017	10,494	116.4%
Net income	$29,224	$15,481	$13,743	88.8%

Net sales for the six months ended June 30, 2009, were $297.1 million compared to $135.3 million for the first six months of 2008, an increase of $161.8 million or 119.6%. The increase in net sales was driven by the CKD acquisition on July 1, 2008, which accounted for $188.2 million of the increase. Excluding the CKD acquisition, net sales were lower in the first six months of 2009, compared to the same period in 2008 by $26.4 million of which $9.9 million is a result of the sale of the dunnage bag business on March 31, 2009. In addition net sales decreased by $8.6 million due to lower volume, $7.0 million due to lower average revenue per ton and $2.4 million due to unfavorable product mix, as the Company had a higher percentage of linerboard sales, which has a lower average selling price than other products.

To balance production with demand, the Company ran four of its five paper machines alternating downtime among the three machines at the Charleston mill.  By mid-June 2009, both paper mills were running at normal capacity.

Cost of sales for the six months ended June 30, 2009, was $184.8 million compared to $82.4 million for the first six months of 2008, an increase of $102.4 million, or 124.4%. The increase in cost of sales was due to the CKD acquisition, which accounted for $130.7 million of the increase. Excluding the CKD acquisition, cost of sales decreased by $19.8 million due to the alternative fuel mixture tax credit, $6.6 million due to the sale of the dunnage bag business in the first quarter of 2009 and $4.9 million due to lower sales volume. Inflation increased costs by $1.7 million mainly for energy and raw materials.

The total amount of the alternative fuel mixture tax credit recorded as a reduction in cost of sales for the first six months of 2009 was $54.0 million of which $34.2 million is included in CKD results.

Freight and distribution expenses for the six months ended June 30, 2009, totaled $26.5 million compared to $13.5 million for the six months ended June 30, 2008. The increase of $13.0 million was due to the CKD acquisition, which accounted for $15.9 million of the increase. Excluding the CKD acquisition and the sale of the dunnage bag business, freight and distribution expenses were lower by $2.9 million due to a $1.6 million reduction in sales volume, mainly due to lower demand reflecting economic conditions, $1.3 million of lower fuel oil surcharges and realization of favorable contract negotiations.

Selling, general and administrative expenses for the six months ended June 30, 2009 totaled $16.2 million compared to $9.5 million for the similar period in 2008. The increase of $6.7 million reflects $4.2 million of CKD’s direct selling and administrative expenses, $3.0 million of transitional services provided by MWV and $1.4 million of professional fees related to the CKD acquisition partially offset by $1.6 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions.

Depreciation and amortization for the six months ended June 30, 2009, totaled $27.1 million compared to $5.4 million for the six month period ended June 30, 2008. The increase of $21.7 million was due to the CKD acquisition, which added an additional $14.3 million of depreciation and $6.7 million of amortization of intangibles, including $4.9 million of amortization for the intangible asset related to an acquired coal contract with below market prices at July 1, 2008. The acquired coal contract expires December 31, 2009.

The $16.7 million gain on sale of business is the result of the sale of the dunnage bag business to Illinois Tool Works, Inc. on March 31, 2009.

Interest income for the six months ended June 30, 2009 decreased by $0.8 million compared with the same period in 2008, reflecting lower cash balances being invested as the Company used cash and cash equivalents to fund a portion of the CKD acquisition, and lower average interest rates.

Interest expense for the six months ended June 30, 2009 and 2008 was $10.7 million and $1.2 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of debt issuance costs. Interest expense was $9.5 million higher in the six months ended June 30, 2009 primarily due to higher debt levels relating to the CKD acquisition. Amortization of debt issuance costs for the periods ended June 30, 2009 and 2008 was $1.7 million and $0.1 million, respectively, and reflects higher costs for the new Senior Credit Facility.

Provision for income taxes for the six months ended June 30, 2009 and 2008 was $19.5 million and $9.0 million, respectively, reflecting higher pre-tax income and an effective tax rate of 40.0% compared to 36.8% for the similar period in 2008. The primary reasons for the increase in the effective tax rate are due to differences between the book and tax basis of the dunnage bag assets and a lower expected benefit from the domestic manufacturing tax deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Six Months Ended June 30,
Operating Segment ($000s):	2009	2008
Consolidated net sales:
Unbleached kraft	$279,858	$120,905
All other	18,118	16,797
Intersegment sales	(899)	(2,411)

Total net sales	$297,077	$135,291

Operating income/(loss):
Unbleached kraft	$56,416	$30,480
All other	(2,375)	2,600
Gain on sale of business	16,695	—
Corporate	(11,131)	(8,209)

Total operating income	$59,605	$24,871

The following represents analysis and commentary for results of operations for the Company’s two operating segments: unbleached kraft and all other.

Unbleached Kraft

	Six Months Ended June 30,
	2009	2008
Net sales	$279,858	$120,905
Operating income	$56,416	$30,480
Operating income % of net sales	20.2%	25.2%

Average revenue per ton	$558	$576
Tons of paper sold	501,926	209,781

For the six months ended June 30, 2009, unbleached kraft segment net sales increased by $159.0 million, or 131.5%, to $279.9 million compared to $120.9 million for the six months ended June 30, 2008. The increase in net sales is due to the CKD acquisition, which increased net sales by $177.0 million and 307,705 tons of paper sold. Average revenue per ton in the first six months of 2009 was $558/ton, or $18/ton lower than average revenue per ton in the first six months of 2008. Excluding the CKD acquisition, net sales were lower by $18.0 million in the first six months of 2009 compared to the first six months of 2008, mainly due to $8.6 million of lower volume, reflecting economic conditions, $7.0 million due to lower average revenue per ton, and $2.4 million of unfavorable product mix, as the Company had a higher percentage of linerboard sales.

To balance production with demand, the Company ran four of its five paper machines alternating downtime among the three machines at the Charleston mill.  By mid-June 2009, both paper mills were running at normal capacity.

Unbleached kraft segment operating income increased by $25.9 million, or 84.9%, to $56.4 million for the six months ended June 30, 2009 compared to $30.5 million for the six months ended June 30, 2008.  Operating income increased by $19.4 million due to the CKD acquisition and $19.8 million due to the alternate fuel mixture tax credit partially offset by $7.0 million of lower average revenue per ton, $3.2 million of lower sales volume and $2.0 million of unfavorable product mix. Included in operating income is $4.9 million of amortization of an intangible asset recorded for an acquired coal contract with favorable prices. The coal contract will terminate on December 31, 2009.

The total amount of the alternative fuel mixture tax credit recorded in operating income for the first six months of 2009 was $54.0 million of which $34.2 million is related to the CKD business.

For the six months ended June 30, 2009, operating income as a percentage of net sales decreased to 20.2% from 25.2% for the first six months of 2008 mainly due to lower average revenue per ton and lower sales volume partially offset by the alternative fuel mixture tax credit.

All Other

	Six Months Ended June 30,
	2009	2008
Net sales	$18,118	$16,797
Operating (loss) income	$(2,375)	$2,600
Operating (loss) income % of net sales	-13.1%	15.5%

For the six months ended June 30, 2009, net sales for the all other segment increased by $1.3 million, or 7.7%, to $18.1 million compared to $16.8 million for the first six months of 2008. The increase is due to the acquisition of the CKD lumber business, which increased sales by $11.2 million and was offset by the sale of the dunnage bag business in March 2009.

Operating loss for the six months ended June 30, 2009 of $2.4 million, was a decrease of $5.0 million compared to the first six months of 2008, reflecting low sales volume and selling prices in the lumber business, mainly due to a continued slowdown in the number of new housing starts, lower consumer spending and the sale of the dunnage bag business.

Corporate

Corporate expenses for the six months ended June 30, 2009, totaled $11.1 million compared to $8.2 million for the six months ended June 30, 2008. The increase of $2.9 million is primarily due to $3.0 million of transitional services provided by MWV and $1.4 million of professional fees related to the CKD acquisition partially offset by $1.6 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions.

Liquidity and Capital Resources

Senior Credit Agreement and Senior Notes

KapStone entered into a Senior Credit Agreement dated June 12, 2008. The Senior Credit Agreement provides for an aggregate of up to $515 million of borrowing capacity consisting of a $390 million term A loan,  a $25 million term B loan and a $100 million revolving credit facility (including a letter of credit subfacility).  Borrowings under the Senior Credit Agreement are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our consolidated assets, including all the capital stock of KapStone Kraft, the capital stock of our guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

At June 30, 2009, the Company had no outstanding borrowings under the revolving credit facility.

In addition, $40 million of 8.3% seven year senior notes were issued in July 2008 as part of the financing for the CKD acquisition.

Debt Covenants

Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio that is currently 3.5 to 1. The Senior Credit agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio that is 1.1 to 1.  As of June 30, 2009 the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 2.90 to 1.00 and a fixed charge coverage ratio of 2.05 to 1.00.  The maximum permitted leverage ratios for the quarters ending September 30, 2009 and December 31, 2009 are 3.5 to1. and 3.0 to 1, respectively. The minimum fixed charge coverage ratio for the quarters ending September 30, 2009 and December 31, 2009 is 1.1 to 1.

Alternative Fuel Mixture Tax Credit

On March 31, 2009, the Company received approval from the Internal Revenue Service for its registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in the Company’s pulp making process. As a result, for the six months ended June 30, 2009, the Company received refunds of $58.7 million.  The Company expects credits for the last six months of 2009 to approximate $102.0 million.

The alternative fuel mixture tax credit expires on December 31, 2009. If this tax credit were to be terminated or materially changed prior to December 31, 2009, this may have a material effect on our future cash flows and results of operations.

Sale of Dunnage Bag Business

On March 31, 2009, the Company sold its dunnage bag business to Illinois Tool Works Inc. for $36.0 million. Of the net cash proceeds, $32.8 million was required to pay down the Company’s long-term debt and notes under the terms of the Senior Credit Agreement.  As a condition of sale, $2.5 million of the sale proceeds are being held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale.

As a result of the sale, the Company recorded an earn-out liability of $4.0 million in accordance with the asset purchase agreement dated June 23, 2006 with International Paper Company (“IP”). The terms of the asset purchase agreement include a contingent earn-out payment on the fifth anniversary of the acquisition; however, in the event of a sale of the dunnage bag business prior to that date, a percentage of the earn-out becomes due and payable within 30 days following the sale provided certain criteria is met. The earn-out was paid on April 30, 2009.

In the quarter ended June 30, 2009 the Company accrued a working capital adjustment of $0.9 million as a reduction on the gain in connection with the sale.

Income Taxes

In the six months ended June 30, 2009, the Company received a $9.4 million federal income tax refund. An additional refund of $3.8 million was received in July 2009.

Sources and Uses of Cash

Six months ended June 30 ($000’s)	2009	2008
Operating activities	$62,787	$20,933
Investing activities	17,696	(7,013)
Financing activities	(62,501)	(14,047)

Cash flow from all activities during the six months ended June 30, 2009 increased cash by $18.0 million from December 31, 2008, reflecting cash provided by operating activities of $62.8 million, cash provided by investing activities of $17.7 million offset by cash used in financing activities of $62.5 million.

Cash provided by operating activities was $62.8 million due to $29.2 million of net income for the first six months of 2009 and $41.5 million of non-cash charges offset by the gain on sale of the dunnage bag business of $16.7 million. Changes in operating assets and liabilities provided $8.8 million of cash.

Cash provided by investing activities was $17.7 million reflecting proceeds from the sale of the dunnage bag business of $36.1 million and $1.0 million for the CKD acquisition offset by capital expenditures of $12.9 million, $4.0 million paid for the KPB earn-out related to the sale of the dunnage bag business and $2.5 million of proceeds from the sale of the dunnage bag business held in escrow. For the six months ended June 30, 2009, capital expenditures include $11.7 million for the unbleached kraft segment for equipment upgrades, IT projects and replacements at the paper mills. In addition, $1.2 million was spent on Corporate IT systems projects.

Cash used in financing activities totaled $62.5 million during the six months ended June 30, 2009, and reflects $123.4 million of repayments on long-term debt, notes and revolver offset by borrowings under the revolving credit facility of $61.3 million and $0.4 million paid in connection with an amendment to the Senior Credit Agreement.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility will be sufficient to meet anticipated 2009 cash needs. The Company expects to spend an additional $17.0 million on capital expenditures in 2009. In addition, the Company has $21.4 million of required long-term debt and note repayments for the remainder of 2009 and plans to fund $5.1 million for its defined benefit pension plan for union employees. The Company also intends to make a significant voluntary pre-payment on its long-term debt in the third quarter of 2009.

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

Under KapStone Kraft’s new Senior Credit Facilities, we have two term loans totaling $341.6 million outstanding at June 30, 2009.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out, obligations to IP will become (or are reasonably expected to become) due, excluding the earn-out as a result of the sale of the dunnage bag business; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 3.5 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.3 million based upon our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in euros. At times, the Company has used forward contracts to reduce the impact of currency fluctuations. No such contracts were outstanding at June 30, 2009.

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. government provides an excise tax credit to taxpayers for the use of alternative fuel mixtures.  The alternative fuel mixture tax credit, as it relates to liquid fuel derived from biomass, is scheduled to expire on December 31, 2009.  In recent months, certain members of Congress and others have indicated their opposition to pulp and paper companies receiving the tax credit.  They have called for the amendment of the tax credit in a manner that would eliminate or reduce its benefits for pulp and paper companies.  In response, other members of Congress and interested parties have voiced their support for maintaining the tax credit and its availability to all taxpayers, including pulp and paper companies.  We do not know whether the U.S. government will amend the tax credit to eliminate or reduce its benefits for pulp and paper companies, but there is the possibility that such action may be taken.  Any such amendment of the tax credit could have a material adverse effect on our financial condition and results of operations.

Item 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. — DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s Annual Meeting of Stockholders was held on May 21, 2009. At the meeting, stockholders voted on (1) the election of three directors for terms of office expiring at the Annual Meeting of Stockholders in 2012, and (2) the ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for 2009.

The voting results are as follows:

		Votes For	Votes Against	Withheld/Abstentions
1.	Directors for re-election

	James Doughan	26,251,514	—	605,549

	Jonathan R. Furer	26,142,591	—	714,472

	Roger W. Stone	26,334,730	—	522,333

2.	Ratification of Ernst & Young LLP	26,812,036	23,657	21,370

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

KAPSTONE PAPER AND PACKAGING CORPORATION

July 30, 2009	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer