Form 10-Q
period 2009-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2009-11-04
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

There were 45,413,624 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of October 30, 2009, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

Part 1. Financial Information

Item 1. — Financial Statements

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,074	$4,165
Trade accounts receivable, less allowances of $2,884 in 2009 and $2,421 in 2008	59,615	71,489
Other receivables	15,189	6,207
Inventories	61,600	89,692
Refundable and prepaid income taxes	2,947	14,145
Prepaid expenses and other current assets	3,193	1,748
Restricted cash	2,500	—
Deferred income taxes	5,620	3,363
Total current assets	153,738	190,809

Plant, property and equipment, net	470,304	483,780
Other assets	1,553	882
Intangible assets, net	29,517	45,195
Goodwill	5,449	6,524

Total assets	$660,561	$727,190

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and notes	$25,960	$40,556
Accounts payable	36,404	42,214
Accrued expenses	16,607	30,462
Accrued compensation costs	8,689	13,646
Total current liabilities	87,660	126,878

Other liabilities:
Long-term debt and notes, net	187,059	389,374
Pension and post-retirement benefits	6,994	8,355
Deferred income taxes	32,757	15,951
Other liabilities	23,556	5,865
Total other liabilities	250,366	419,545

Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 45,413,624 shares outstanding (40,000 treasury shares outstanding) at September 30, 2009 and 28,370,248 outstanding at December 31, 2008 (40,000 treasury shares outstanding)	5	3
Additional paid-in capital	219,107	132,206
Retained earnings	103,662	48,766
Accumulated other comprehensive loss	(239)	(208)
Total stockholders’ equity	322,535	180,767

Total liabilities and stockholders’ equity	$660,561	$727,190

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$170,335	$207,671	$467,412	$342,962
Cost of sales, excluding depreciation and amortization	86,812	151,064	271,650	233,422
Freight and distribution expenses	16,262	19,969	42,755	33,480
Selling, general and administrative expenses	7,105	9,757	23,292	19,251
Depreciation and amortization	13,664	12,953	40,761	18,381
Gain/(loss) on sale of business	(278)	—	16,417	—
Other operating income	285	218	733	589
Operating income	46,499	14,146	106,104	39,017
Foreign exchange gain/(loss)	175	(607)	48	(607)
Interest income	—	51	1	891
Interest expense	5,353	8,772	16,097	9,985
Income before provision for income taxes	41,321	4,818	90,056	29,316
Provision for income taxes	15,649	2,513	35,160	11,530

Net income	$25,672	$2,305	$54,896	$17,786

Weighted-average number of shares outstanding:
Basic	36,548,515	26,904,070	31,096,354	25,859,149
Diluted	36,940,773	38,012,635	31,355,785	36,429,893
Net income per share:
Basic	$0.70	$0.09	$1.77	$0.69
Diluted	$0.69	$0.06	$1.75	$0.49

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$54,896	$17,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,761	18,381
Stock based compensation expense	1,686	1,189
Amortization of debt issuance costs	4,210	1,170
Loss on disposal of fixed assets	756	—
Deferred income taxes	13,750	12,999
Gain on sale of business	(16,417)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	9,081	(17,367)
Other receivables	(12,100)	(3,254)
Inventories	23,242	438
Refundable and prepaid income taxes	13,124	(11,416)
Prepaid expenses and other current assets	(1,445)	(1,683)
Other assets	(1,041)	51
Accounts payable	(5,102)	(3,516)
Accrued expenses	3,386	13,767
Accrued compensation costs	(4,997)	936
Accrued income taxes	—	(1,477)
Net cash provided by operating activities	123,790	28,004

Investing activities
CKD acquisition	1,000	(470,451)
KPB earn-out	(3,977)	—
Proceeds from sale of business	34,898	—
Restricted cash	(2,500)	—
Capital expenditures	(18,656)	(12,714)
Net cash provided by (used in) investing activities	10,765	(483,165)

Financing activities
Proceeds from revolving credit facility	64,300	71,800
Repayments on revolving credit facility	(76,700)	(17,000)
Proceeds from long-term debt and notes	—	455,000
Repayments of long-term debt and notes	(208,093)	(71,953)
Proceeds from the exercises of warrants into common stock	85,217	15,146
Debt issuance costs	(370)	(12,593)
Net cash (used in) provided by financing activities	(135,646)	440,400

Net decrease in cash and cash equivalents	(1,091)	(14,761)
Cash and cash equivalents-beginning of period	4,165	56,635
Cash and cash equivalents-end of period	$3,074	$41,874

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(Unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2.                                      Reclassification

Receivables from sales of shaft horsepower of $2.9 million as of December 31, 2008 have been reclassified from prepaid and other current assets to trade account receivables to conform to the current period presentation.

3.                                      Accounting Pronouncements

The Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

The Company adopted a new accounting standard included in ASC 855, “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement became effective for interim and annual periods ending after June 15, 2009.

The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 4, 2009, which is the date of the accompanying financial statements were issued. Refer to Note 16 for the required disclosure.

The Company adopted a new accounting standard included in ASC 820, “Fair Value Measurements and Disclosures” which provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This standard became effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have an effect on the consolidated financial statements.

The Company adopted a new accounting standard included in ASC 825, “Financial Instruments” requiring  disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have an effect on the consolidated financial statements.

4.             Sale of Dunnage Bag Business

On March 31, 2009 the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. for $36.0 million less working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. As a condition of sale, $2.5 million of the sale proceeds are being held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale.  The Company realized a gain on the sale of the dunnage bag business as follows (in thousands):

Sale price	$36,000
Working capital adjustments	(1,091)
34,909
Transaction costs	(100)
Net assets of dunnage bag business	(18,392)
Gain on sale	$16,417

The following table shows the major categories of net assets of the dunnage bag business as of March 31, 2009 and December 31, 2008, respectively (in thousands):

	(unaudited)
	March 31,	December 31,
	2009	2008
Trade accounts receivable, net	$2,793	$2,742
Inventories	4,850	5,281
Plant, property and equipment	2,261	2,318
Intangible assets	5,701	5,727
Goodwill	3,934	1,064
Accounts payable and accrued expenses	(1,147)	(2,522)
Total net assets	$18,392	$14,610

As a result of the sale, the Company incurred an earn-out liability of $4.0 million in accordance with the Kraft Paper Business (“KPB”) asset purchase agreement dated June 23, 2006 with International Paper Company (“IP”). The terms of the KPB asset purchase agreement include a contingent earn-out payment due in 2012 (the fifth anniversary of the acquisition); however, in the event of a sale of the dunnage bag business prior to that date, a percentage of the earn-out becomes due and payable within 30 days following the sale provided certain criteria are met. The earn-out was paid on April 30, 2009.

The terms of the dunnage bag sale agreement include a contingency for certain slow-moving inventory items, which were excluded from the working capital adjustment calculated at closing. In the quarter ended September 30, 2009, the Company incurred approximately $0.3 million for working capital adjustments related to this contingency.

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

In March 2009, the Internal Revenue Service approved the Company’s registration as an alternative fuel mixer. The Company generated refund claims totaling $121.9 million for the first nine months of 2009 covering fuel used at its Charleston mill from January 29th through September 30th and at its Roanoke Rapids mill from February 14th  through September 30th.  At September 30, 2009, $14.4 million of the credit was included as a reduction to finished goods inventory. For the three and nine month periods ended September 30, 2009, $53.5 million and $107.5 million, respectively, of the alternate fuel mixture tax credits were recorded as a reduction to cost of sales.

The alternate fuel mixture tax credit is scheduled to expire on December 31, 2009.

6.             Inventories

Inventories consist of the following at September 30, 2009, and December 31, 2008, respectively (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials	$13,702	$19,877
Work in process	1,155	2,070
Finished goods	27,576	49,804
Replacement parts and supplies	19,167	17,941
Total inventories	$61,600	$89,692

7.             Accrued Expenses

Accrued expenses consist of the following at September 30, 2009, and December 31, 2008, respectively (in thousands):

	September 30,	December 31,
	2009	2008
Accrued interest	$115	$7,024
Accrued taxes other than income	4,166	6,896
Accrued energy costs	4,301	5,453
Other accuals	8,025	11,089
Total accued expenses	$16,607	$30,462

8.             Long-Term Debt

Long-term debt and notes at September 30, 2009 and December 31, 2008, are summarized as follows (in thousands):

	September 30,	December 31,
	2009	2008

Term A loan with interest payable monthly at LIBOR plus 2.625%	$206,650	$364,616
Term B loan with interest payable monthly at LIBOR plus 3.5%	13,247	23,373
Senior Notes with interest payable quarterly at 8.3%	—	40,000
Revolving credit facility (4.75% at December 31, 2008)	—	12,400
Sub-total	219,897	440,389
Less current portion of long-term debt and notes	(25,960)	(40,556)
Less unamortized debt issuance costs	(6,878)	(10,459)

Total long-term debt and notes, net	$187,059	$389,374

In accordance with the Company’s Senior Credit Agreement, $85.2 million of mandatory prepayments were made as a result of exercises of common stock warrants in the quarter ended September 30, 2009. In addition, the Company made voluntary prepayments of $30.2 million. In connection with the mandatory and voluntary prepayments, the Company amortized an additional $1.2 million of debt issuance costs in the quarter ended September 30, 2009.

In the quarter ended September 30, 2009, the Company extinguished the remaining $33.6 million of its senior notes in addition to a scheduled principal payment of $3.0 million. In connection with the extinguishment the Company amortized an additional $0.6 million of debt issuance costs.

At September 30, 2009, $13.0 million of letters of credit were outstanding under the Senior Credit Agreement.

9.                                      Income Taxes

The Company’s U.S. federal statutory income tax rate is 35.0% for 2009 and 2008. The Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was 39.0% and 39.3%, respectively.

During the three months ended September 30, 2009, the Company established a $41.3 million liability for unrecognized tax benefits related to the tax position taken regarding the alternative fuel mixture tax credits all of which would impact the effective tax rate if recognized. It is reasonably possible that the total amount of unrecognized tax benefit relating to the tax position taken regarding the alternative fuel mixture tax credits will increase by approximately $27.7 million within the next twelve months.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2008. The Company’s 2007 and 2008 federal income tax returns are currently under examination by the Internal Revenue Service (IRS).

10.          Net Income Per Share

Basic and diluted net income per share is calculated as follows (in thousands except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income as reported	$25,672	$2,305	$54,896	$17,786
Weighted-average number of common shares for basic net income per share	36,548,515	26,904,070	31,096,354	25,859,149
Incremental effect of dilutive common stock equivalents:
Common stock warrants	—	10,734,412	—	10,331,418
Underwriter’s purchase option	—	243,280	—	120,111
Unvested stock options	92,083	—	30,694	—
Unvested restricted stock awards	300,175	130,873	228,737	119,215

Weighted-average number of shares for diluted net income	36,940,773	38,012,635	31,355,785	36,429,893

Net income per share – basic	$0.70	$0.09	$1.77	$0.69

Net income per share – diluted	$0.69	$0.06	$1.75	$0.49

Common stock warrants were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 since the weighted average share price per share of common stock was $4.96 and $3.42, respectively, compared to the warrant’s conversion price of $5.00 and the effect would be anti-dilutive.

Stock option grants totaling 2.1 million and 2.2 million were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive. Stock option grants totaling 1.3 million were outstanding during the three and nine months ended September 30, 2008, but were not included in the computation of diluted earnings per share because the effect of including the stock option grants would be anti-dilutive.

Underwriter’s purchase option with respect to 1,000,000 Units was outstanding during the three and nine months ended September 30, 2009, but such Units were not included in the computation of diluted earnings per share because the effect of including the underwriter’s option would be anti-dilutive.

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

Net pension cost recognized for the three and nine months ended September 30, 2009 and 2008 for the Company’s pension plan, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost for benefits earned during the year	$703	$694	$2,145	$1,306
Interest cost on projected benefit obligation	93	60	280	138
Expected return on plan assets	(38)	(7)	(115)	(19)
Net pension cost	$758	$747	$2,310	$1,425

KapStone funds its Plan according to IRS funding requirements. Based on those requirements, the Company funded $3.8 million to the Plan for the nine months ended September 30, 2009. An additional $1.7 million is planned to be funded prior to December 31, 2009.

Other Post-Retirement Benefits

Net post-retirement cost recognized for the three and nine months ended September 30, 2009 and 2008 for the Company’s retiree medical and life insurance plan was less than $0.1 million.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company contributions to the Contribution Plan are based on matching of employee contributions, vest immediately for salaried and non-bargained hourly employees and vest after three years for union employees. For the three months ended September 30, 2009 and 2008, the Company recognized expense of $0.4 million and $0.8 million, respectively, for matching contributions. For the nine months ended September 30, 2009 and 2008, the Company recognized expense of $1.6 million and $1.5 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan, which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three months ended September 30, 2009 and 2008, the Company recognized expense of $0 and $0.5 million, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized expense of $0 and $0.8 million, respectively.

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

The Company accounts for stock awards under ASC 718, Compensation - Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $0.6 million and $1.7 million of compensation cost for the three and nine months ended September 30, 2009, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2008, respectively.

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

The fair value of the KapStone stock options granted in May 2009 was $1.79. The fair value was calculated using the Black-Scholes-Merton option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 110, to determine the expected life assumption for all of its options.  The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for stock options during the period are as follows:

Nine Months Ended September 30,
2009
KapStone Stock Options Black-Scholes-Merton assumptions (weighted average):
Expected volatility	47.0%
Expected life (years)	6.25
Risk-free interest rate	2.3%
Expected dividend yield	—%

A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in Thousands)
Outstanding at January 1, 2009	1,346,347	$6.87	7.7	$(6,045)
Granted	829,702	3.70	9.7	3,684
Exercised	—	—	—	—
Lapsed (forfeited or canceled)	(9,522)	6.85	—	—
Outstanding at September 30, 2009	2,166,527	$5.66	7.9	$5,381
Exercisable at September 30, 2009	308,525	$6.76	4.6	$852

Total stock-based compensation related to the stock option grants was $0.4 million and $1.0 million for the three and nine months ended September 30, 2009, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009 and 2008, there was $1.9 million and $1.8 million, respectively, of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of two years.

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

The following table summarizes our restricted stock amounts and activity:

	Units/ Shares	Weighted Average Grant Price
Outstanding at January 1, 2009	368,903	$6.88
Granted	219,864	3.70
Vested	—	—
Forfeited	(3,098)	6.84

Outstanding at September 30, 2009	585,669	$5.68

Total stock-based compensation related to the restricted stock awards was $0.3 million and $0.7 million for the three and nine months ended September 30, 2009, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2008, respectively.

As of September 30, 2009 and 2008, there was $1.5 million and $1.6 million, respectively, of total unrecognized compensation cost related to the restricted stock which will be recognized over the remaining vesting period of approximately two years. No restricted stock awards were vested as of September 30, 2009.

13.             Stockholder’s Equity

In connection with the Company’s initial public offering, on August 19, 2005, the Company sold 20,000,000 units (“Units”) for a gross price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and two warrants. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 with an expiration date of August 17, 2009. For the three and nine months ended September 30, 2009, 17,043,376 common stock warrants were exercised with proceeds totaling $85.2 million. On August 17, 2009, the 19,371,454 remaining warrants expired.

For the three and nine months ended September 30, 2008, 2,810,615 and 3,029,180, respectively, common stock warrants were exercised with proceeds totaling $14.1 million and $15.1 million, respectively.

14.          Annual Planned Maintenance Outage

Cost of sales for the three and nine month periods ended September 30, 2008 included approximately $6.0 million for the annual planned maintenance outage for the Company’s North Carolina unbleached kraft paper facility. The annual planned maintenance outage in 2009 occurred in October 2009.

15.          Segment Information

The Company has two reportable segments, unbleached kraft and all other.  The unbleached kraft segment consists of the Company’s paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard, unbleached kraft board and saturating kraft. These products are sold to customers who convert our products into end-market finished products. The unbleached kraft segment also includes a lumber mill, based in Summerville, South Carolina, which produces dimensional softwood board lumber that is sold primarily to regional and local retailers, wood treating operations and industrial customers. The all other segment consisted of the Company’s former dunnage bag business, based in Fordyce, Arkansas, which converted unbleached kraft paper and film into inflatable dunnage bags.

The Company’s reportable and operating segments are based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with ASC 280, Segment Reporting. In the third quarter 2009 the Company revised its reporting structure and as a result the lumber mill operation is now included in the unbleached kraft segment.

Segment disclosures have been revised to conform to the current presentation for all reporting periods.

On March 31, 2009 the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc.

Corporate expenses that benefit the entire organization are not charged to the operating segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment (in thousands)	2009	2008	2009	2008
Net sales:
Unbleached kraft	$170,335	$199,601	$461,384	$320,506
All other	—	8,906	6,927	25,703
Intersegment sales	—	(836)	(899)	(3,247)

Total	$170,335	$207,671	$467,412	$342,962

Net sales to external customers:
Unbleached kraft	$170,335	$198,765	$460,485	$317,259
All other	—	8,906	6,927	25,703

Total	$170,335	$207,671	$467,412	$342,962

Operating income/(loss):
Unbleached kraft	$51,952	$19,608	$105,245	$50,087
All other	—	1,608	748	4,209
Gain/(loss) on sale of business	(278)	—	16,417	—
Corporate	(5,175)	(7,070)	(16,306)	(15,279)

Total	$46,499	$14,146	$106,104	$39,017

	September 30,	December 31,
Operating Segment (in thousands)	2009	2008
Total assets:
Unbleached kraft	$640,147	$679,606
All other	—	17,132
Corporate	20,414	30,452

Total	$660,561	$727,190

16.          Subsequent Event

Subsequent to the balance sheet date of September 30, 2009, the Company made a $25.0 million voluntary prepayment on its long-term debt.

Item 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part II Item 1A in this Form 10-Q, in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2008 and in our other Securities and Exchange Commission filings.  The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update its statements as a result of new information, future events or otherwise.

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

On January 2, 2007, the Company purchased substantially all of the assets and  assumed certain liabilities of the Kraft Papers Business (“ KPB”), a division of International Paper Company, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, for a purchase price of $155 million in cash, less certain post-closing adjustments of $7.8 million, plus two contingent earn-out payments of up to $55 million (in aggregate and adjusted for the 2009 sale of Ride Rite® Converting), based on KPB’s annual earnings before interest, income taxes, depreciation and amortization, or EBITDA, during the five years immediately following the acquisition.

On July 1, 2008, the Company  purchased substantially all of the assets and assumed certain liabilities of the Charleston Kraft Division (“CKD”), a division of MeadWestvaco Corporation (“MWV”), consisting of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber mill located in Summerville, South Carolina, for a purchase price of $485 million less certain adjustments of $14.0 million.

The results reported below do not reflect any actual or pro forma adjustments related to the acquisition prior to the consummation of the acquisition on July 1, 2008. The results reported below include the results of CKD since the date of acquisition, July 1, 2008.

On March 31, 2009, the Company consummated the sale of its dunnage bag business for $36.0 million less certain working capital adjustments to Illinois Tool Works Inc. (“ITW”).  The results of operations for the dunnage bag business are included in the all other segment until the date of the sale. In conjunction with the sale, the Company signed a long-term supply agreement with ITW pursuant to which the Company sells kraft paper to ITW.

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and the Three Months Ended September 30, 2008

	Three Months Ended September 30,		Increase/	% Increase/
(In thousands)	2009	2008	(Decrease)	(Decrease)
Net sales	$170,335	$207,671	$(37,336)	-18.0%
Cost of sales, excluding depreciation and amortization	86,812	151,064	(64,252)	-42.5%
Freight and distribution expenses	16,262	19,969	(3,707)	-18.6%
Selling, general and administrative expenses	7,105	9,757	(2,652)	-27.2%
Depreciation and amortization	13,664	12,953	711	5.5%
Loss on sale of business	(278)	—	(278)	N/A
Other operating income	285	218	67	30.7%
Operating income	46,499	14,146	32,353	228.7%
Foreign exchange gain/(loss)	175	(607)	782	128.8%
Interest income	—	51	(51)	-100.0%
Interest expense	5,353	8,772	(3,419)	-39.0%
Income before provision for income taxes	41,321	4,818	36,503	757.6%
Provision for income taxes	15,649	2,513	13,136	522.7%
Net income	$25,672	$2,305	$23,367	1013.8%

Net sales for the quarter ended September 30, 2009, were $170.3 million compared to $207.7 million for the third quarter of 2008, a decrease of $37.4 million or 18.0%. The decrease in net sales was primarily due to $28.0 million of lower average revenue per ton and $11.8 million of a less favorable product mix due to a higher percentage of linerboard sales, which has a lower average selling price than other products, offset by $11.3 million of higher sales volume. In addition, the sale of the dunnage bag business in the first quarter of 2009 contributed $8.9 million of the decrease.

Cost of sales for the quarter ended September 30, 2009, was $86.8 million compared to $151.1 million for the third quarter of 2008, a decrease of $64.3 million, or 42.5%. The decrease in cost of sales was mainly due to $53.5 million of alternative fuel mixture tax credits, $6.0 million as a result of a change in the timing of the annual planned maintenance outage from the third quarter in 2008 to the fourth quarter in 2009, $6.3 million due to the sale of the dunnage bag business, $4.7 million of deflation on energy and raw materials and $2.1 million of temporary salary and benefit curtailments, partially offset by $9.2 million of higher volume and product mix.

Freight and distribution expenses for the quarter ended September 30, 2009, totaled $16.3 million compared to $20.0 million for the third quarter of 2008. The decrease of $3.7 million was mainly due to $2.6 million reflecting a higher percentage of 2009 shipments being comprised of exports where the customer pays for the freight and $2.4 million of lower fuel oil surcharges and lower costs due to favorable freight contract negotiations, offset by higher volume.

Selling, general and administrative expenses for the quarter ended September 30, 2009, totaled $7.1 million compared to $9.8 million for the third quarter of 2008. The decrease of $2.7 million reflects $0.8 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions, $0.5 million of lower transitional services provided by MWV and $1.5 million of lower CKD acquisition start-up expenses. As a percent of net sales, selling, general and administrative expenses dropped from 4.7% in 2008 to 4.2% in 2009.

Depreciation and amortization for the quarter ended September 30, 2009, totaled $13.7 million compared to $13.0 million for the third quarter of 2008. The increase of $0.7 million is primarily due to higher capital expenditures.

The loss on sale of business of $0.3 million is the result of working capital adjustments in connection with the sale of the dunnage bag business. The dunnage bag business was sold in March 2009.

Foreign exchange gains for the quarter ended September 30, 2009 increased by $0.8 million compared to the same period in 2008. The increase reflects the weakening of the U.S. dollar in the third quarter of 2009 of approximately 4%, compared to the strengthening of the U.S. dollar in the third quarter of 2008 of approximately 8%.

Interest income for the quarter ended September 30, 2009 decreased by $0.1 million compared with the same period in 2008. Due to lower interest rates in 2009, the Company used its excess cash to pay down principal balances on its long-term debt rather than investing.

Interest expense for the quarters ended September 30, 2009 and 2008 was $5.4 million and $8.8 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of debt issuance costs. Interest expense was $3.4 million lower in the quarter ended September 30, 2009 primarily due to lower debt levels and lower interest rates. Amortization of debt issuance costs for the quarters ended September 30, 2009 and 2008 was $2.5 million and $0.8 million, respectively. The increase of $1.7 million is primarily due to $1.9 million of accelerated amortization expense in connection with mandatory and voluntary debt prepayments during the three months ended September 30, 2009.

Provision for income taxes for the quarters ended September 30, 2009 and 2008 was $15.6 million and $2.5 million, respectively. The increase of $13.1 million is a result of $36.5 million of higher pre-tax income. The effective tax rate for the quarter ended September 30, 2009 was 37.9% compared to 52.2% for the similar period in 2008. The effective tax rate for the quarter ended September 30, 2009 decreased from the same period in 2008 due to a higher expected benefit from the federal domestic manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended September 30,
Operating Segment (in thousands)	2009	2008
Consolidated net sales:
Unbleached kraft	$170,335	$199,601
All other	—	8,906
Intersegment sales	—	(836)

Total net sales	$170,335	$207,671

Operating income/(loss):
Unbleached kraft	$51,952	$19,608
All other	—	1,608
Loss on sale of business	(278)	—
Corporate	(5,175)	(7,070)

Total operating income	$46,499	$14,146

The following represents analysis and commentary for results of operations for the Company’s two operating segments: unbleached kraft and all other.

Unbleached Kraft

	Three Months Ended September 30,
	2009	2008
Net sales	$170,335	$199,601
Operating income	51,952	19,608
Operating income % of net sales	30.5%	9.8%

Average revenue per ton	$495	$605
Tons of paper sold	331,879	321,792

For the three months ended September 30, 2009, unbleached kraft segment net sales decreased by $29.3 million, or 14.7%, to $170.3 million compared to $199.6 million for the three months ended September 30, 2008. The decrease in net sales was primarily due to $28.0 million of lower average revenue per ton, as per ton prices decreased from $605 per ton in 2008 to $495 per ton in the third quarter of 2009, or a reduction of $110 per ton, reflecting the impact of market driven price reductions, and $11.8 million of a less favorable product mix, as shipments of linerboard accounted for a higher percentage of tons of paper sold, offset by $10.5 million of higher sales volume.

Unbleached kraft segment operating income increased by $32.4 million, or 165.3%, to $52.0 million for the three months ended September 30, 2009 compared to $19.6 million for the three months ended September 30, 2008. Operating income increased by $53.5 million due to alternate fuel mixture tax credits, $6.0 million as a result of a change in the annual planned maintenance outage from the third quarter in 2008 to the fourth quarter in 2009, $7.1 million of deflation on energy and raw materials, $5.5 million due to an increase in volume and $2.4 million of temporary salary and benefit curtailments, partially offset by $28.0 million of lower average revenue per ton, $11.5 million of a less favorable product mix and $2.5 million due to an unplanned outage, which includes $1.1 million of lost alternative fuel mixture tax credits. Included in operating income, for both quarters in 2009 and 2008, is $2.4 million of amortization for an intangible asset, acquired as part of the CKD acquisition, consisting of a coal contract with favorable prices.  The coal contract will terminate on December 31, 2009.

For the quarter ended September 30, 2009, operating income as a percentage of net sales increased to 30.5% from 9.8% for the third quarter of 2008 due to alternative fuel mixture tax credits and the change in timing of the annual planned maintenance outage, partially offset by lower margins on sales.

All Other

	Three Months Ended September 30,
	2009	2008
Net sales	$—	$8,906
Operating income	—	1,608
Operating income % of net sales	—	18.1%

The dunnage bag business was sold March 31, 2009.

Corporate

Corporate expenses for the three months ended September 30, 2009 totaled $5.2 million compared to $7.1 million for the three months ended September 30, 2008. The decrease of $1.9 million is primarily due to $1.5 million of lower start-up expenses related to the CKD acquisition, $0.5 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions and $0.5 million of lower transitional services provided by MWV, partially offset by other expense increases of $0.6 million.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and the Nine Months Ended September 30, 2008

	Nine Months Ended September 30,		Increase/	% Increase/
(In thousands)	2009	2008	(Decrease)	(Decrease)
Net sales	$467,412	$342,962	$124,450	36.3%
Cost of sales, excluding depreciation and amortization	271,650	233,422	38,228	16.4%
Freight and distribution expenses	42,755	33,480	9,275	27.7%
Selling, general and administrative expenses	23,292	19,251	4,041	21.0%
Depreciation and amortization	40,761	18,381	22,380	121.8%
Gain on sale of business	16,417	—	16,417	N/A
Other operating income	733	589	144	24.4%
Operating income	106,104	39,017	67,087	171.9%
Foreign exchange gain/(loss)	48	(607)	655	107.9%
Interest income	1	891	(890)	-99.9%
Interest expense	16,097	9,985	6,112	61.2%
Income before provision for income taxes	90,056	29,316	60,740	207.2%
Provision for income taxes	35,160	11,530	23,630	204.9%
Net income	$54,896	$17,786	$37,110	208.6%

Net sales for the nine months ended September 30, 2009, were $467.4 million compared to $343.0 million for the first nine months of 2008, an increase of $124.4 million or 36.3%. The increase in net sales was due to nine months of sales in 2009 for CKD (acquisition consummated on July 1, 2008) compared to three months for the same period in 2008, which increased sales by $188.2 million. Excluding the additional six months of CKD’s results, net sales were lower in the first nine months of 2009, compared to the same period in 2008 by $63.8 million of which $18.8 million is a result of the sale of the dunnage bag business on March 31, 2009. In addition, net sales decreased by $34.7 million due to lower average revenue per ton and $14.2 million due to a less favorable product mix, as the Company had a higher percentage of linerboard sales, which has a lower average selling price than other products, offset by an increase of $3.9 million of volume.

Cost of sales for the nine months ended September 30, 2009, was $271.7 million compared to $233.4 million for the first nine months of 2008, an increase of $38.3 million, or 16.4%. Excluding $130.7 million for the additional six months of CKD’s results, cost of sales decreased by $92.4 million due to $73.3 million of alternative fuel mixture tax credits and $13.2 million due to the sale of the dunnage bag business in the first quarter of 2009. Cost of sales also decreased by $6.0 million as a result of a change in the timing of the annual maintenance outage from the third quarter in 2008 to the fourth quarter in 2009. In addition, deflation on energy and raw materials decreased costs by $3.7 million and temporary salary and benefit curtailments decreased costs by $2.7 million, partially offset by $5.0 million of additional costs due to product mix and volume.

The total amount of alternative fuel mixture tax credits recorded as a reduction in cost of sales for the first nine months of 2009 was $107.5 million of which $34.2 million is included in the additional six months of CKD’s results.

Freight and distribution expenses for the nine months ended September 30, 2009, totaled $42.8 million compared to $33.5 million for the nine months ended September 30, 2008, an increase of $9.3 million.  Excluding $15.9 million for the additional six months of CKD’s results and $1.0 million for the sale of the dunnage bag business, freight and distribution expenses were $5.6 million lower in 2009, mainly due to $3.0 million reflecting a higher percentage of 2009 shipments being comprised of exports where the customer pays for the freight and $3.7 million of lower fuel oil surcharges and lower costs due to favorable freight contract negotiations, offset by higher volume.

Selling, general and administrative expenses for the nine months ended September 30, 2009, totaled $23.3 million compared to $19.3 million for the similar period in 2008. The increase of $4.0 million reflects $4.2 million for an additional six months of CKD’s results, $2.4 million of transitional services provided by MWV, $1.7 million of professional fees and services and $0.7 million of bad debt expenses for three customer bankruptcies, partially offset by $2.3 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions and $1.6 million of lower start-up expenses related to the CKD acquisition. As a percent of net sales, selling, general and administrative expenses dropped from 5.6% in 2008 to 5.0% in 2009.

Depreciation and amortization for the nine months ended September 30, 2009, totaled $40.8 million compared to $18.4 million for the nine month period ended September 30, 2008. The increase of $22.4 million was mainly due to the additional six months of CKD’s results, which added an additional $14.3 million of depreciation and $6.7 million of amortization of intangibles, including $4.9 million of amortization for the intangible asset related to an acquired coal contract with below market prices at July 1, 2008. The acquired coal contract expires December 31, 2009. Excluding the additional six months of CKD results, depreciation and amortization increased by $1.4 million primarily due to an upgrade to the Company’s Enterprise Resource Planning (“ERP”) system and other capital expenditures.

The $16.4 million gain on sale of business is the result of the sale of the dunnage bag business to Illinois Tool Works Inc. on March 31, 2009.

Foreign exchange gains for the nine months ended September 30, 2009 increased by $0.7 million compared to the same period in 2008. The increase reflects the weakening of the U.S. dollar of approximately 4% in the first nine months of 2009, compared to a strengthening of the U.S. dollar of approximately 8% for the period of July 1, 2008 through September 30, 2008.  As a result of the CKD acquisition on July 1, 2008 the Company acquired certain European customers which are invoiced in euros.

Interest income for the nine months ended September 30, 2009 decreased by $0.9 million compared with the same period in 2008. Due to lower interest rates in 2009 the Company used its excess cash to pay down principal balances on its long-term debt rather than investing.

Interest expense for the nine months ended September 30, 2009 and 2008 was $16.1 million and $10.0 million, respectively. Interest expense reflects interest on the Company’s long-term debt and amortization of debt issuance costs. Interest expense was $6.1 million higher in the nine months ended September 30, 2009 primarily due to higher debt levels relating to the CKD acquisition, partially offset by lower interest rates, and $1.9 million of accelerated amortization expense related to mandatory and voluntary debt prepayments. Amortization of debt issuance costs for the period ended September 30, 2009 was $4.2 million compared to $0.9 million for the same period in 2008.

Provision for income taxes for the nine months ended September 30, 2009 and 2008 was $35.2 million and $11.5 million, respectively, reflecting an effective tax rate of 39.0% compared to 39.3% for the similar period in 2008. The $23.7 million increase is a result of $60.7 million of higher pre-tax income.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Nine Months Ended September 30,
Operating Segment (in thousands)	2009	2008
Consolidated net sales:
Unbleached kraft	$461,384	$320,506
All other	6,927	25,703
Intersegment sales	(899)	(3,247)

Total net sales	$467,412	$342,962

Operating income/(loss):
Unbleached kraft	$105,245	$50,087
All other	748	4,209
Gain on sale of business	16,417	—
Corporate	(16,306)	(15,279)

Total operating income	$106,104	$39,017

The following represents analysis and commentary for results of operations for the Company’s two operating segments: unbleached kraft and all other.

Unbleached Kraft

	Nine Months Ended September 30,
	2009	2008
Net sales	$461,384	$320,506
Operating income	105,245	50,087
Operating income % of net sales	22.8%	15.6%

Average revenue per ton	$533	$594
Tons of paper sold	833,805	531,573

For the nine months ended September 30, 2009, unbleached kraft segment net sales increased by $140.9 million, or 44.0%, to $461.4 million compared to $320.5 million for the nine months ended September 30, 2008. The increase in net sales was due to nine months of sales in 2009 for CKD compared to three months for the same period in 2008, as the acquisition occurred on July 1, 2008, which increased sales by $188.2 million. Excluding the additional six months of CKD’s results, net sales were lower by $47.3 million in the first nine months of 2009 compared to the first nine months of 2008, mainly due to $34.7 million of lower average revenue per ton and $14.2 million of a less favorable product mix, as the Company had a higher percentage of linerboard sales, offset by an increase in volume of $1.5 million.  Average revenue per ton in the first nine months of 2009 was $533 per ton, or $61 per ton lower than average revenue per ton in the first nine months of 2008.

Unbleached kraft segment operating income increased by $55.1 million, or 110.0%, to $105.2 million for the nine months ended September 30, 2009 compared to $50.1 million for the nine months ended September 30, 2008.  Operating income increased by $16.3 million due to the additional six months of CKD’s results, $73.3 million due to alternate fuel mixture tax credits, $6.0 million as a result of a change in the timing of the annual planned maintenance outage from the third quarter in 2008 to the fourth quarter in 2009, $7.4 million of deflation on energy and raw materials and $3.0 million of salary and benefit curtailments, partially offset by $34.7 million of lower average revenue per ton, $13.6 million of a less favorable product mix and $2.5 million due to an unplanned outage, which includes $1.1 million of lost alternative fuel mixture tax credits. Included in operating income for the nine months ended September 30, 2009, is $7.3 million of amortization for an intangible asset, acquired as part of the CKD acquisition, consisting of a coal contract with favorable prices. The coal contract will terminate on December 31, 2009.

The total amount of the alternative fuel mixture tax credits recorded in operating income for the first nine months of 2009 was $107.5 million of which $34.2 million is included in the additional six months of CKD’s results.

For the nine months ended September 30, 2009, operating income as a percentage of net sales increased to 22.8% from 15.6% for the first nine months of 2008 mainly due to alternative fuel mixture tax credits, lower costs for energy and raw materials and change in the timing of the annual planned maintenance outage partially offset by lower margins on sales.

All Other

	Nine Months Ended September 30,
	2009	2008
Net sales	$6,927	$25,703
Operating income	748	4,209
Operating income % of net sales	10.8%	16.4%

For the nine months ended September 30, 2009, net sales and operating income decreased due to the sale of the dunnage bag business on March 31, 2009.

Corporate

Corporate expenses for the nine months ended September 30, 2009, totaled $16.3 million compared to $15.3 million for the nine months ended September 30, 2008. The increase of $1.0 million is primarily due to $2.4 million reflecting nine months of transitional services provided by MWV in 2009 compared to three months in 2008, $1.7 million of professional and other services, partially offset by $2.0 million of lower compensation and benefit expenses as the Company temporarily suspended certain benefits as a result of economic conditions and $1.6 million of lower start-up expenses related to the CKD acquisition.

Liquidity and Capital Resources

Senior Credit Agreement and Senior Notes

KapStone entered into a Senior Credit Agreement dated June 12, 2008. The Senior Credit Agreement provides for an aggregate of up to $515 million of borrowing capacity consisting of a $390 million term A loan,  a $25 million term B loan and a $100 million revolving credit facility (including a letter of credit subfacility).  Borrowings under the Senior Credit Agreement are guaranteed by KapStone and our other domestic subsidiaries and are secured by substantially all of our consolidated assets, including all the capital stock of KapStone Kraft, the capital stock of our guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

In addition, $40 million of 8.3% seven year senior notes were issued in July 2008 as part of the financing for the CKD acquisition.

At September 30, 2009, $13.0 million of letters of credit were outstanding under the Senior Credit Agreement.

At September 30, 2009, the Company had no outstanding borrowings under the revolving credit facility.

Debt Covenants

Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio that is currently 3.5 to 1. The Senior Credit agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio that is 1.1 to 1.  At September 30, 2009 the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 1.42 to 1.00 and a fixed charge coverage ratio of 2.89 to 1.00.  The maximum permitted leverage ratios for the quarters ending September 30, 2009 and December 31, 2009 are 3.5 to1. and 3.0 to 1, respectively. The minimum fixed charge coverage ratio for the quarters ending September 30, 2009 and December 31, 2009 is 1.1 to 1.

At September 30, 2009, the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

Alternative Fuel Mixture Tax Credit

On March 31, 2009, the Company received approval from the Internal Revenue Service for its registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in the Company’s pulp making process. As a result, for the nine months ended September 30, 2009, the Company received refunds of $109.7 million.  The Company expects credits for the fourth quarter of 2009 to exceed $50.0 million.

The alternative fuel mixture tax credit expires on December 31, 2009. If this tax credit were to be terminated or materially changed prior to December 31, 2009, it may have a material effect on cash flows and results of operations.

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

As a result of the sale, the Company incurred an earn-out liability of $4.0 million in accordance with the asset purchase agreement dated June 23, 2006 with International Paper Company (“IP”). The terms of the asset purchase agreement include a contingent earn-out payment on the fifth anniversary of the acquisition; however, in the event of a sale of the dunnage bag business prior to that date, a percentage of the earn-out became due and payable within 30 days following the sale provided certain criteria is met. The earn-out was paid on April 30, 2009.

Income Taxes

For the nine months ended September 30, 2009, the Company received $13.1 million of federal income tax refunds. No additional refunds are expected for 2009.

For 2010, the Company is evaluating two additional tax benefits that it may qualify for directly, or indirectly. The first is a tax credit under Section 40(b)(6) of $1.01 per gallon tax credit for cellulosic biofuel producers. The second is a subsidy of up to $45 per dry ton under the Biomass Crop Assistance Program (BCAP) for suppliers of biomass who sell to approved facilities, which will convert biomass to energy.  Both KapStone’s mills are approved facilities, and the Company is researching how it can indirectly benefit from this subsidy in the form of lower raw material costs.

Early Extinguishment of Senior Notes

In July 2009, the Company extinguished its remaining balance of senior notes totaling $33.6 million.

Exercises of warrants into common stock

In August 2009, the Company received $85.2 million from exercises of warrants into common stock. The entire proceeds were used to make mandatory prepayments on the Company’s long-term loans in accordance with the Senior Credit Agreement. On August 17, 2009, the remaining balance of approximately 19 million warrants expired.

Sources and Uses of Cash

Nine months ended September 30 (in thousands)	2009	2008

Operating activities	$123,790	$28,004
Investing activities	10,765	(483,165)
Financing activities	(135,646)	(440,400)

Cash flow from all activities during the nine months ended September 30, 2009 decreased cash by $1.1 million from December 31, 2008, reflecting cash provided by operations of $123.8 million, cash provided by investing activities of $10.8 million offset by cash used in financing activities of $135.6 million.

Cash provided by operating activities was $123.8 million due to $54.9 million of net income for the first nine months of 2009 and $61.2 million of non-cash charges offset by the gain on sale of the dunnage bag business of $16.4 million. Changes in operating assets and liabilities provided $24.1 million.

Cash provided by investing activities was $10.8 million reflecting proceeds from the sale of the dunnage bag business of $34.9 million and a $1.0 million working capital adjustment related to the CKD acquisition offset by $18.7 million of capital expenditures, $4.0 million for the KPB earn-out related to the sale of the dunnage bag business and $2.5 million of proceeds from the sale of the dunnage bag business held in escrow. For the nine months ended September 30, 2009, capital expenditures include $16.5 million for the unbleached kraft segment for equipment upgrades, IT projects and replacements at the paper mills. In addition, $2.2 million was spent on an upgrade to the Corporate ERP system.

Cash used in financing activities totaled $135.6 million during the nine months ended September 30, 2009, and reflects $284.8 million of repayments on long-term debt, notes and revolver offset by borrowings under the revolving credit facility of $64.3 million and $85.2 million of proceeds from the exercises of common stock warrants.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility will be sufficient to meet anticipated cash needs.

Subsequent to the balance sheet date of September 30, 2009, the Company made a $25.0 million voluntary prepayment on its long-term debt.

The Company expects to spend an additional $11.6 million on capital expenditures in 2009. In addition, the Company has $6.3 million of required long-term debt repayments for the remainder of 2009 and expects to fund $1.7 million to its Defined Benefit Plan by December 31, 2009.

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

Under KapStone’s new Senior Credit Facilities, we have two term loans totaling $219.9 million outstanding at September 30, 2009.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out, obligations to IP will become (or are reasonably expected to become) due, excluding the earn-out as a result of the sale of the dunnage bag business; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 3.5 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $2.1 million based upon our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in euros. At times, the Company has used forward contracts to reduce the impact of currency fluctuations. No such contracts were outstanding at September 30, 2009.

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. — LEGAL PROCEEDINGS

We are party to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances now known, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

Item 1A. — RISK FACTORS

With the exception of the following updates to the risk factors relating to the alternative fuel mixture tax credit and the Company’s union contract in South Carolina, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2008 (“Form 10-K”).  The Risk Factor below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

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

A three year union contract, which represents approximately 600 employees in South Carolina, expired on June 30, 2009. The Company is in negotiations with the union and there have been no slow-downs or work stoppages since the contract expired. Although the ultimate outcome of negotiations cannot be predicted with certainty, the Company fully expects to come to an agreement with the union and does not expect any future slow-downs or work stoppages.

Item 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. — DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. — OTHER INFORMATION

None.

PART II. — OTHER INFORMATION

Item 6. — EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.3	Amended and Restated By-Laws. (1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 5, 2009

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

November 4, 2009	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer