Form 10-K
period 2009-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2010-03-10
CIK 1325281

Use these links to rapidly review the document

KapStone Paper and Packaging Corporation (INDEX TO FINANCIAL STATEMENTS)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ,

Commission File No.: 001-33494

KapStone Paper and Packaging Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-2699372
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

KapStone Paper and Packaging Corporation
1101 Skokie Blvd. Suite 300
Northbrook, IL 60062
(Address of Principal Executive Offices) (ZIP Code)

Registrant's telephone number, including area code: (847) 239-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (Par Value $.0001)	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of the above in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the 20,599,751 shares of Common Stock held by non-affiliates of the registrant on June 30, 2009, was $96,612,832. This calculation was made using a price per share of Common Stock of $4.69; the closing price of the Common Stock on the NASDAQ on June 30, 2009 the last day of the registrant's most recently completed second fiscal quarter of 2009. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

         On February 28, 2010, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 45,418,074.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

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

        On August 19, 2005, we consummated our initial public offering of 20,000,000 units with each unit consisting of one share of our common stock and two warrants. Each warrant entitled the holder to purchase one share of our common stock at an exercise price of $5.00 per share. The units sold in our initial public offering were sold at an offering price of $6.00 per unit, generating gross proceeds of $120.0 million.

        On January 2, 2007, we consummated the purchase from International Paper Company ("IP") of substantially all of the assets, and the assumption of certain liabilities, of the Kraft Papers Business ("KPB") for $155 million less $7.8 million of closing adjustments. The assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The purchase price included two contingent earn-out payments of up to $60 million if certain EBITDA targets are achieved. We obtained a $95 million senior secured credit facility from LaSalle Bank National Association, which was used to fund a portion of the KPB purchase price.

        On July 1, 2008, we consummated the purchase from MeadWestvaco Corporation ("MWV") of substantially all of the assets and the assumption of certain liabilities of the Charleston Kraft Division ("CKD"), for $485 million less $8.9 million of working capital adjustments. The assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber mill located in Summerville, South Carolina, trade accounts receivables and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities.

        The CKD acquisition was financed by cash on hand and by a new senior secured credit facility of $515 million consisting of a five-year term loan of $390 million, a seven-year term loan of $25 million and a $100 million revolving credit facility. In addition, $40 million of seven-year 8.30% senior notes were issued. In connection with the transaction the Company paid off the remaining amount due under its prior credit facility.

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. for $36.0 million less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. The sale of the dunnage bag business accelerated a contingent earn-out payment of $4.0 million. As a result, future contingent earn-out payments total $55.0 million if certain EBITDA targets are achieved.

Acquisitions

        In an effort to diversify and/or grow our business we have been, and continue to be, engaged in evaluating a number of potential acquisition opportunities. No assurance can be given that we will consummate additional transactions. The structuring and financing of any future acquisitions may be dependent on the terms and availability of additional financing to us that either replaces or does not conflict with the Company's existing senior secured credit facility.

General

        We produce and sell a variety of unbleached kraft paper, linerboard, saturating kraft and unbleached folding carton board.

        In 2009, the Company determined, in accordance with Accounting Standards Codification 280, Segment Reporting, to make changes to its reportable segments. All segment disclosures in this Report are presented in conformance with the new presentation. For additional information regarding the change in segments, and the results of our segments, see Note 20 of the Notes to Consolidated Financial Statements.

Industry Overview

        We view the unbleached kraft market as including kraft paper, linerboard, saturating kraft and unbleached folding carton board.

        The American Forest and Paper Association ("AF&PA") estimation of the size of the U.S. kraft paper market is as follows:

(In millions)	2009	2008	2007
Total U.S. sales	1.29 tons	1.56 tons	1.55 tons
U.S. production	1.25 tons	1.49 tons	1.36 tons
Imports	0.20 tons	0.25 tons	0.36 tons
Exports	0.16 tons	0.18 tons	0.17 tons
U.S. operating rates	73%	93%	94%

        The kraft paper market is comprised of three general product types. Multiwall paper is used to produce bags for agricultural products, pet food, baking products, cement and chemicals. Specialty converting paper is used for a large variety of end uses within coating and laminating applications that require a smooth surface. Specialty converting is also used to produce shingle wrap, end caps, roll wrap and dunnage bags. Grocery bag and sack paper is converted into retail shopping bags, grocery sacks and lawn and leaf refuse bags.

        Over the last two decades unbleached kraft paper capacity declined due to a shift in market demand from paper bags to plastic. The multiwall market has contracted due to conversion to plastics in certain end-use markets primarily in the insulation, pet food and lawn and garden markets. After bottoming in 2006, capacity has increased 2.3% in 2007 and 4.6% in 2008 as the net impact of machines shifting from other grades to kraft paper was realized. According to AF&PA's annual survey kraft paper capacity was 1.7 million tons in 2009 and is expected to hold constant through 2011.

        Linerboard is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and linerboard tends to be driven by industrial production of processed foods, nondurable goods and certain durable goods.

        The AF&PA estimation of the size of the U.S. linerboard market is as follows:

(In millions)	2009	2008	2007
Total U.S. sales	19.8 tons	21.3 tons	22.6 tons
U.S. production	22.6 tons	24.2 tons	25.2 tons
Imports	0.37 tons	0.56 tons	0.55 tons
Exports	3.18 tons	3.32 tons	3.20 tons
U.S. operating rates	85%	91%	97%

        We target our linerboard for specialty independent corrugated and laminated products customers who focus on specialty niche packaging.

        Our saturating kraft product line is used in multiple industries including construction, electronics manufacturing and furniture manufacturing around the world. The major end-use markets are in the thin high pressure laminates (HPL) creating decorative surfaces such as kitchen and bath countertops, home and office furniture and flooring. In Europe, there is a growing and distinct HPL segment that involves a much thicker product called compact laminates, which create surfacing products such as exterior cladding, partitions and doors. In Asia, there is significant use of our products for the manufacturing of printed circuit boards (PCB) and copper clad laminates (CCL) and there is also a growing use for thin HPL in decorative surfaces. There is no published data reporting the size of the market. Barriers to entry for producing high quality saturating kraft are high as it is a technically difficult grade of paper to produce.

        Our unbleached folding carton board product line, sold under the trade name Kraftpak®, is a unique, low density virgin fiber board. Kraftpak® applications are widely spread throughout end uses in the general folding carton segment of paperboard packaging. KapStone believes that the best growth opportunities for Kraftpak® are in consumer brands that are changing their images to promote environmental friendliness and sustainability, thus taking shares from coated recycled board, coated natural kraft board and solid bleached sulfate board which are much larger markets. There is no published data reporting the size of the market.

Customers

        The Company has over 400 customers, many of which are leading world class converters. In 2007, the Company had approximately 100 customers. Upon acquiring CKD in July of 2008, the Company's number of customers increased to approximately 400, of which approximately 100 were based in foreign countries. No customer accounted for more than 10% of consolidated net sales in 2009. Graphic Packaging accounted for 10.7% of consolidated net sales in 2008. Altivity Packaging and Exopack, LLC, accounted for 17.1% and 10.4% of consolidated net sales in 2007, respectively. In 2008, Graphic Packaging acquired Altivity Packaging. KapStone continues to build long-term relationships, most of which were established by KPB and CKD before we acquired them. We believe that the risk of losing customers or business with customers is reduced due to the long-term relationships that have been established.

        Kraft paper is sold to converters who produce multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products such as wrapping paper products, dunnage bags and roll wrap. The Company's kraft paper product line accounted for approximately 26% of total unit sales for 2009, 43% for 2008 and 79% for 2007.

        Linerboard is sold to domestic and foreign converters in the corrugated box industry and to other converters for a variety of end users including laminated tier sheets and wrapping material, among others. Our focus is on independent producers who do not have their own mill systems or producers who commonly purchase linerboard on the open market. The Company's linerboard product line accounted for approximately 47% of total unit sales for 2009, 32% for 2008 and 21% for 2007.

        Our saturating kraft customer base is split among three geographic regions, the Americas, Europe and Asia. Approximately 70% of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, have done business with many of these customers for well over 30 years. Some customers have consolidated to form a greater presence in their markets. Customer consolidation is particularly evident for North America and in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position through knowledge of our markets and understanding the technical needs of our customers' manufacturing process and the demanding requirements of their products. The Company's saturating kraft product line accounted for approximately 21% of total unit sales for 2009 and 19% for 2008.

        Our Kraftpak® customer base consists primarily of integrated and independent converters in the folding carton industry. The Company's Kraftpak® product line accounted for approximately 6% of total unit sales for 2009 and 6% for 2008.

Sales and Marketing

        The sales and marketing team works directly with our technical, manufacturing and product development teams to offer solutions and meet new customer demands and product requirements. We market and sell our products through a national sales force for our domestic sales. Our international sales are supported by sales teams based in Europe and Asia. We sell export linerboard to unaffiliated resellers.

Manufacturing and Distribution

        Our manufacturing facilities are based in Roanoke Rapids, North Carolina and North Charleston, South Carolina and include production facilities consisting of integrated pulp and paper mills that produce kraft paper, linerboard, saturating kraft products sold under the DuraSorb® brand and folding carton board sold under the Kraftpak® brand. Our Roanoke Rapids paper mill began operations in 1907 and the North Charleston paper mill began operations in 1937.

        The Company's paper mills' annual production capacity is approximately 1.3 million tons. Machinery and equipment is regularly inspected to maintain good working order through planned maintenance outages.

        Softwood pulp used to make kraft paper, folding carton board and linerboard is produced from a combination of locally sourced roundwood and pine woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. The Company processes softwood pulp using up to five paper machines. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        The majority of our domestic sales are distributed directly to customers by a combination of third parties mainly by truck and rail. Export linerboard and saturating kraft are shipped to customers via ocean vessel.

Transitional Support

        We have entered into two transitional services agreements to provide for certain services, including information technology and centralized transaction processing, until we could convert acquisitions to our own Enterprise Resource Planning ("ERP") systems. Our transitional support services from IP ended on April 1, 2008 after a term of 15 months at a cost of $3.2 million. Our transitional service agreement with MWV, which began on July 1, 2008, ended on December 31, 2009, resulting in a term of 18 months at a cost of $8.7 million.

        The total cost of transferring services from IP to us was approximately $6.0 million, consisting primarily of the cost of installing a new ERP system which included general ledger, order entry and receivables management, purchasing and payment plus additional modules. The system supports operations in North Carolina and South Carolina as well as the corporate headquarters. We incurred approximately $5.8 million to migrate and upgrade the Charleston operations to our ERP system.

Suppliers

        The raw materials needed to process unbleached kraft paper and related products consist primarily of round wood, woodchips and chemicals. In addition, we purchase coal, fuel oil and natural gas to run boilers and our cogeneration facility in South Carolina. We believe that these raw materials are readily available and that there are a number of suppliers from whom the materials can be bought in the open market.

        In 2009, approximately 20% of our combined paper mills' fiber supply (round wood and woodchips) was delivered under a long-term supply agreement. Upon acquisition of the CKD business from MWV, we entered into a 15 year fiber supply agreement whereby MWV provides us with up to 25% of our South Carolina fiber requirements with prices tied to a market index. The balance of fiber is purchased from third parties in North Carolina, Virginia, Georgia and South Carolina.

        The primary chemical used in our pulp making process is caustic soda which we purchase at market prices. We have fixed-pricing contracts with two long-term suppliers for coal. Fuel oil is purchased from third parties at market prices.

        Typical contracts for raw materials range from one to three years in length and are at fixed pricing, driven by market pricing, or tied to a documented moving index for each material. As costs for raw materials, supplies and services increase, we implement price increases to recover these rising material costs from our customers, when possible. We currently do not use futures contracts or enter into hedging arrangements to manage the risk of fluctuations in coal or fuel prices. Thus, if we cannot pass on the rise in energy or other costs to our customers, such rise in costs will have an adverse effect on our gross profit margins.

Competition

        We are one of the leading manufacturers of unbleached kraft paper in North America. Other key U.S. market suppliers are Georgia-Pacific, Longview Fibre, Delta Natural, and Smurfit-Stone. A number of other competitors comprise the remainder of North American unbleached kraft paper production. We believe the key parameters on which North American unbleached kraft suppliers compete are supply reliability, delivered price and product quality. We have longstanding relationships with many of our customers and historically have entered into contracts with initial terms of at least two years. We believe our longstanding relationships are based on our ability to provide the best value proposition to our customers through quality products, consistent and reliable service and technical innovation.

        The overall U.S. linerboard capacity is in excess of 25 million tons. As such, the combined market share between our two mills is just over two percent. International Paper is the largest producer, followed by Smurfit-Stone, Georgia-Pacific and Temple-Inland Packaging. Our emphasis is on the independent producers of corrugated packaging and other users of linerboard.

        In the saturating kraft market, there are three major manufacturers (KapStone, International Paper and Stora Enso). The remainder is supplied by local producers of lower quality material in various regions of the world.

        Kraftpak® competes primarily with uncoated recycled board which is produced by Newark, Rock-Tenn, Caraustar and Graphic Packaging, and a variety of smaller producers.

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

        On December 8, 2009, the EPA ("Environmental Protection Agency") announced that for the first time in nearly 40 years, it is proposing to strengthen the nation's sulfur dioxide (SO2) air quality standard to protect public health. This standard and the impending Industrial Boiler MACT standard will affect fuel combustion sources at our facilities. Our North Carolina mill has completed an application for a Boiler MACT permit under new state regulations with expectation of compliance in 2014. We continue to monitor the process the EPA is undertaking to develop new standards for industrial boilers and process heaters so that we can determine our potential liability regarding any future related regulations.

        The EPA is continuing the development of new programs and standards, such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. We believe that our operations are in compliance in all material respects with all current environmental regulations and we are not aware of any pending regulatory agency compliance actions.

        The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases. In addition, several states have already taken legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Passage of climate control legislation by Congress or various states of the U.S., or the adoption of regulations by the EPA or analogous state agencies that restrict emissions of greenhouse gases in areas in which we conduct business, may have a material effect on our operations in the United States. We expect that we will not be disproportionately impacted by these measures relative to typical owners of comparable properties in the United States.

Employees

        At December 31, 2009, KapStone had approximately 1,600 employees. Of these employees, approximately 1,000 employees were covered by collective bargaining agreements with the United Steelworkers. Currently, there is a collective bargaining agreement in place with union employees in Roanoke Rapids, North Carolina, through August 31, 2010. There are approximately 600 employees at the mill in North Charleston, South Carolina that are represented by one of four unions. Those employees are currently working without a contract. Their respective union contract had expired on June 30, 2009. The union employees represented by three of the four unions have approved the Company's most recent contract offer. The Company is in negotiations with the remaining union. There have not been any slow-downs or work stoppages since the contracts expired on June 30th of last year. We believe that we have a good relationship with our employees and union leadership.

        In January 2007, upon consummation of the acquisition of KPB, we began hiring a corporate staff to manage our operations. This included a vice president and chief financial officer, a vice president and general manager to manage KPB and other corporate staff employees. Additional hiring at the corporate headquarters occurred throughout 2007, 2008 and 2009 upon termination of post-acquisition transitional services agreements with IP and MWV.

        As part of the CKD acquisition, we acquired 11 employees who are located in Europe and Asia. These employees perform sales and order entry activities in support of the Company's export shipments to customers based in Europe and Asia.

International Sales

        For the years ended December 31, 2009, 2008 and 2007, the Company had export shipments from the United States to customers in foreign countries of $239 million, $165 million and $44 million, respectively. No foreign country accounted for more than 10% of our consolidated net sales for any year.

Website Access to Company Reports

        The Company's annual reports on Form 10-K, including this Form 10-K, as well as the quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports are filed electronically with the Securities and Exchange Commission ("SEC") and are also available free of charge through our website, www.kapstonepaper.com, as soon as reasonably practicable after such material is filed electronically with, or furnished to, the SEC. Also, copies of our annual report will be made available, free of charge, upon written request.

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

        Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including recent declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. The capital and credit markets have been experiencing extreme volatility and disruption over the last year. In some cases, these markets have exerted downward pressure on availability of liquidity and credit and increased the costs of credit when such credit is available. Conditions in the capital and credit markets and the effects of the declines in consumer and business confidence and spending may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide as many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers.

        While we have procedures to monitor and limit exposure to credit risk, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our business, results of operations and cash flows and financial position.

We rely on key customers and a loss of one or more of our key customers could adversely affect our business, results of operations, cash flows and financial position.

        During the year ended December 31, 2009, no customer accounted for more than 10% of consolidated net sales. However, losses of key customers could significantly impact our business, results of operations, cash flows and financial position.

We are dependent upon key management executives the loss whom may adversely impact our business.

        We depend on the expertise, experience and continued services of corporate and mill management. The loss of such management, or an inability to attract or retain other key individuals, could materially adversely affect our business. There can be no assurance that our salaries and incentive compensation plans will allow us to retain the services of these key management executives or hire new key employees.

KapStone's indebtedness may adversely affect its financial health.

        As of December 31, 2009, we had approximately $152 million of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A substantial portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by us under our senior secured credit facility bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the senior secured credit facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

        Our senior secured credit facility contains restrictive covenants that limit our liquidity and corporate activities. Our credit facility imposes operating and financial restrictions that limit our ability to:

  •
  incur additional indebtedness;

  •
  create additional liens on our assets;

  •
  make investments;

  •
  engage in mergers or acquisitions;

  •
  pay dividends; and

  •
  sell all or any substantial part of our assets

        In addition, the credit facility also imposes other restrictions on us. Therefore, we would need to seek permission from the lenders in order to engage in certain corporate actions. The lenders' interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders' permission when needed. This may prevent us from taking actions that are in our best interest.

        The credit facility requires us to maintain certain financial ratios. The failure to maintain the specified ratios could result in an event of default if not cured or waived.

        In the event of a default under our senior credit facility, the lenders generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility the lenders generally would be entitled to seize the collateral. A default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business and financial condition.

If we fail to extend or renegotiate the collective bargaining agreements with the United Steelworkers Union as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 600 employees at the North Charleston mill and

385 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to Roanoke Rapids through August 31, 2010. There are approximately 600 union employees at the mill in North Charleston, South Carolina that are represented by one of four unions. Those employees have been working without a contract since June 30, 2009. However, the employees represented by three of the four unions have approved the Company's most recent contract offer. The Company remains in negotiations with the remaining union. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect results of operations.

Our operations are global in nature, and accordingly our business, results of operations, cash flows and financial position could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 38% and 32% of our annual revenues in 2009 and 2008, respectively, were derived from export sales. As our international operations and activities expand, we face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

  •
  Changes in foreign currency exchange rates which could adversely affect selling prices for our products, and therefore our competitive position in a particular market.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on management's conclusion as to the effectiveness of its internal controls. It also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2009, and subsequent years. It may cost us more than we expect to comply with these controls and procedure related requirements. If we discover areas of our internal controls that need improvement, we cannot be certain that any remedial measures taken will ensure that we implement and maintain adequate internal controls over financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations.

We may be required to record a charge to our earnings if our goodwill becomes impaired.

        We test for impairment of goodwill annually at the beginning of the fourth quarter in accordance with generally accepted accounting standards. When events or changes in circumstances indicate that the carrying value for such assets may not be recoverable, however, we review goodwill for impairment on an interim basis. Factors that may be considered a change in circumstances requiring our interim testing include a decline in stock price as compared to our book value per share, future cash flows and slower growth rates. In connection with future annual or interim tests, we may be required to record a non-cash charge to earnings during the period in which any impairment of goodwill is determined, which would adversely impact our results of operations.

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

We may incur business disruptions.

        We take measures to minimize the risks of disruptions at our manufacturing facilities. The occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions and could materially adversely affect our earnings and cash flows. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

Environmental regulations could materially adversely affect our results of operations and financial position.

        We are subject to environmental regulation by federal, state, and local authorities in the United States, including requirements that regulate discharge into the environment, waste management, and remediation of environmental contamination. Maintaining compliance with existing and new environmental laws may require capital expenditures for compliance.

        Due to past history of industrial operations at the Roanoke Rapids and North Charleston mills, the possibility of onsite and offsite environmental impact to the soil and groundwater may present a heighted risk of contamination. If we are required to make significant expenditures for remediation, the costs of such efforts may have a significant negative impact on our results of operations and financial condition.

        MWV retained responsibility for certain offsite environmental conditions resulting from the operations at the North Charleston mill existing prior to the closing of the CKD acquisition. The overall indemnification by MWV for certain losses includes assumed environmental liabilities, subject to an $8.5 million threshold and a cap equal to 15% of the purchase price of $485 million, MWV's obligation to indemnify us for any historical onsite liability or breach of certain environmental representations and warranties terminates on December 31, 2013. MWV's indemnification for certain offsite historical liabilities survive indefinitely. Because we are unable to presently make a determination as to whether the environmental impact, if any, would be widespread or significant, the negotiated cap and survival period may not be sufficient to cover future losses.

We may be required to pay income taxes related to the Alternative Fuel Mixture Tax Credit.

        On March 31, 2009, we received approval from the Internal Revenue Service for our registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in our pulp making process. For the year ended December 31, 2009, we received refunds of $165 million. We have taken the position that the tax credit is similar to a federal excise tax refund, and as a result, is not taxable. To date, the Internal Revenue Service has issued no guidance concerning this issue.

        As of December 31, 2009 we have recorded a $63 million liability for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits.

Risks Associated with KapStone's Common Stock

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

        Any future issuance of equity securities, including upon exercise of outstanding stock options, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock.

Our executive officers and directors control a substantial percentage of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2009, our executive officers and directors owned 7.8 million shares of our common stock, or approximately 17.3% of our total issued and outstanding common stock. Accordingly, our executive officers and directors may have considerable influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome of the election.

Some of our executive officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        Some of our executive officers and directors have, or may in the future, become affiliated with entities, including "blank check" companies, engaged in business activities similar to those conducted by us. Additionally, our executive officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have an affiliation. Accordingly, they may have conflicts as to questions pertaining to which entity a particular business opportunity should be presented.

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

Difficulty obtaining wood fiber at favorable prices, or at all, may negatively impact companies in the paper and packaging industry.

        Wood fiber is the principal raw material in many parts of the paper and packaging industry. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which a target company might operate. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other natural and manmade causes, thereby reducing supply and increasing prices.

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

An increase in the cost of purchased energy and raw materials would lead to higher manufacturing costs, thereby reducing margins which would have an adverse effect on our results of operations.

        Energy is a significant raw material in the paper and packaging industry. Energy prices, particularly for electricity, coal and fuel oil, have been volatile in recent years and currently coal and electricity exceed historical averages. These fluctuations have historically impacted manufacturing costs of companies in these industries, often contributing to reduced margins and increased earnings volatility. Recent significant increases in energy prices can be expected to adversely impact businesses in these industries. In addition, we could be materially adversely impacted by supply disruptions or the inability to pass on cost increases to our customers.

Paper and packaging companies face strong competition.

        The paper and packaging industry is highly fragmented, and we face competition from numerous competitors, domestic as well as foreign. Some of our competitors will be large, vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency and/or lower operating costs.

Certain paper and wood products are vulnerable to long-term declines in demand due to competing technologies or materials.

        Companies in the paper and packaging industry are subject to possible declines in demand for their products as the use of alternative materials and technologies grows and the prices of such alternatives become more competitive. Any substantial shift in demand from wood and paper products to competing technologies or materials could result in a material decrease in sales of our products and could adversely affect our results of operations. We cannot ensure that any efforts we might undertake to adapt our product offerings to such changes would be successful or sufficient.

Paper and packaging companies are subject to significant environmental regulation and environmental compliance expenditures, as well as other potential environmental liabilities.

        Companies in the paper and packaging industry are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species habitats. We may incur substantial expenditures to maintain compliance with applicable environmental laws and regulations, which could adversely affect our results of operations. Failure to comply with applicable environmental laws and regulations could expose us to civil or criminal fines or penalties or enforcement actions, including orders limiting operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

Risks Associated with Acquisitions

Future acquisitions of businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

        We intend to pursue other acquisition opportunities in an effort to diversify our investments and/or grow our business. Any business acquired by us may cause us to be affected by numerous risks inherent in the acquired business' operations. If we acquire a business in an industry characterized by a high level of risk, we may be adversely affected by the currently unascertainable risks of that industry. We cannot ensure that we would be able to properly ascertain or assess all of the significant risk factors with any such acquisitions.

        In addition, the financing of any acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and the value of your equity interest in us.

        Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate a subsequent acquisition, stockholders will not be asked to vote on any such proposed acquisition and no redemption rights in connection with any such acquisition will exist.

Our operations are dependent upon certain operating agreements for fiber.

        We rely on certain supply arrangements to provide us roundwood and woodchips. If one of these suppliers suffered a setback, KapStone's supply of roundwood and woodchips may not be adequate to cover customer needs.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that our properties are well-maintained, in good operating condition and adequate for our present needs. The following table sets forth our principal properties, as of December 31, 2009:

Location	Segment	Owned/Leased
North Charleston, South Carolina	Unbleached kraft paper	Owned
Roanoke Rapids, North Carolina	Unbleached kraft paper	Owned
Northbrook, Illinois	Corporate	Leased

        The lease for our corporate headquarters expires in 2015.

Item 3.    Legal Proceedings

        We are party to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of any these matters, based on our assessment of the facts and circumstances now known, we do not believe that any these matters, individually or in the aggregate, are material. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

Disclosure of Certain Tax Penalties

        The Company has no tax penalties owing to the Internal Revenue Service.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock and warrants were traded on the NASDAQ Global Market from May 29, 2007 through January 3, 2010 under the symbols "KPPC" and "KPPCW," respectively. Effective January 4, 2010, the Company's common stock began trading on the New York Stock Exchange under the "KS" trading symbol. Previously, KapStone's common stock and warrants were traded on the Over-the-Counter Bulletin Board under the symbols "SCDE" and "SCDEW," respectively, since September 14, 2005. The following table sets forth the high and low bid information for the Company's securities from January 1, 2008 through December 31, 2009, as reported by the various exchanges where its securities are traded. The quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

		2009		2008
	Quarter	Low	High	Low	High
Common Stock	1st	$1.05	$3.07	$6.31	$6.98
	2nd	$2.14	$5.01	$6.41	$7.18
	3rd	$4.50	$8.80	$6.10	$7.97
	4th	$6.48	$9.90	$2.06	$6.07
Warrants	1st			$1.45	$2.00
	2nd			$1.46	$2.17
	3rd			$1.31	$2.87
	4th			$0.05	$1.25

        Effective August 17, 2009, the Company's warrants expired. Prior to expiration, approximately 20.5 million warrants were exercised. Data for 2009 closing share prices for warrants are not available.

Number of Holders of Common Stock

        The number of beneficial holders of record of our common stock on December 31, 2009 was 3,686.

Dividends

        There were no cash dividends or other cash distributions made by us during the fiscal years 2009, 2008 or 2007. The Company's senior secured credit facility restricts the declaration or payment of cash dividends. The Company does not expect to pay dividends in the foreseeable future.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock on August 31, 2005 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on August 31, 2005. The graph portrays total return, 2005-2009, assuming reinvestment of dividends.

Comparison of 4 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2009, 2008, 2007 and 2006 as well as KPB Predecessor's audited financial statements as of, and for the years ended December 31, 2006, and 2005.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited financial statements included in Item 7.

					Predecessor KPB
	Years Ended December 31,				Years Ended December 31,
In thousands, except per share amounts	2009	2008	2007	2006	2006		2005
Statement of Income Data:
Net sales	$632,478	$524,549	$256,795	$—		$246,161		$221,972
Operating income / (loss)	$151,362	$50,656	$44,300	$(1,976)		$33,951		$9,478
Net income	$80,280	$19,665	$26,963	$2,196		$19,967		$4,933
Basic net income per share	$2.32	$0.74	$1.08	$0.09	$	n/a	$	n/a
Diluted net income per share	$2.29	$0.57	$0.75	$0.07	$	n/a	$	n/a
Balance Sheet Data:
Cash and cash equivalents	$2,440	$4,165	$56,635	$—		$1		$1
Total assets	$669,123	$727,190	$225,450	$119,257		$257,382		$269,328
Long-term liabilities	$213,637	$419,545	$37,668	$—		$22,622		$24,064
Total stockholders' equity	$348,790	$180,767	$144,185	$116,045		$219,685		$228,557

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

        We have consummated two acquisitions since January 2007, as we drive towards our five year strategic objective of being a $2 billion revenue company.

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

        Our operating results for 2008 reflect six months of operations for CKD. The acquisition accounted for $254.1 million of net sales and $16.3 million of operating income. In addition, we successfully increased selling prices throughout 2008 to offset the tremendous amount of inflation experienced by our industry. We experienced double digit increases in fiber and certain key chemical costs, energy and transportation. Overall, our operations had a strong 2008, producing approximately 830,000 tons of paper and related products with minimal unplanned outages.

        In January 2009, we announced compensation and benefit reductions for all salaried employees to reduce costs by approximately $1 million a month, effective February 1, 2009. These reductions included temporary salary reductions, and the suspension of management and sales force incentives and 401k matching contributions. On November 30, 2009, the Company lifted certain curtailments and reimbursed employees for lost salaries and wages and accrued $1.9 million for certain retirement benefits. Effective January 1, 2010, the management and sales incentives plans and Company 401k match benefits were reinstated.

        On March 31, 2009, the Company consummated the sale of its dunnage bag business for $36.0 million less certain working capital adjustments to Illinois Tool Works Inc. ("ITW"). The results of operations for the dunnage bag business were included in the dunnage bags segment until the date of the sale. In conjunction with the sale, the Company signed a long-term supply agreement with ITW, pursuant to which the Company sells kraft paper to ITW.

        Our operating results for 2009 include $164 million of alternative fuel mixture tax credits which significantly improved earnings. In addition, the cash generated from this tax credit and other sources was used to make over $280 million of repayments on our long-term debt. At December 31, 2009, we have recorded a $63 million reserve relating to alternative fuel mixture tax credits as it meets the requirements of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified primarily in Accounting Standards Codification No. 740, Income Taxes). Our position is that these tax credits are not taxable for federal income purposes. However, the Internal Revenue Service has not issued any specific guidance.

        After a sluggish start to 2009 following the economic decline that started in late 2008, the Company's operations returned to historical production and sales volumes. After falling as low as 71% in early 2009, our operating rate reached approximately 97% by the end of the year. Overall, our operations had a strong year producing approximately 1.14 million tons of paper and related products with minimal unplanned outages. Market driven price reductions, occurring as a result of lower demand in the first two quarters of 2009, reduced our average selling prices by $118 per ton. To offset some of the volume loss, the Company sold a higher percentage of linerboard to export customers at a lower price. In December 2009, a $20 per ton price increase for kraft paper was implemented followed by an additional $20 per ton in January 2010. In January 2010, a $50 per ton price increase was announced for certain linerboard grades and is expected to be fully implemented by the end of the first quarter of 2010.

        In August 2009, approximately 17 million of our common stock warrants were exercised, generating over $85 million of cash for the Company. In accordance with our Senior Credit Agreement and Note Purchase Agreement, the warrant proceeds were used to make mandatory debt repayments. The exercises increased the number of common stock outstanding from approximately 28.4 million shares in early 2009 to 45.4 million shares at December 31, 2009.

        We continue to invest in our infrastructure. In 2009, we spent $8 million on a new and upgraded enterprise resource planning ("ERP") system, allowing us to migrate our CKD operations from an ERP system hosted by MWV to our own ERP system, which will save us approximately $3 million, of pre-tax income annually. Our transition from the IP hosted ERP system occurred in April 2008.

Results of Operations for the Years Ended December 31, 2009, 2008, and 2007

        The following table compares results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,			% of Net Sales
			% Change
($ in thousands)	2009	2008		2009	2008
Net sales	$632,478	$524,549	20.6%	100.0%	100.0%
Cost of sales excluding depreciation and amortization	355,088	362,462	(2.0)%	56.1	69.1
Freight and distribution expenses	57,395	50,154	14.4%	9.1	9.6
Selling, general and administrative expenses	31,377	30,411	3.2%	5.0	5.8
Depreciation and amortization	54,667	31,683	72.5%	8.6	6.0
Gain on sale of business	16,417	—	%	(2.6)	—
Other operating income	994	817	21.7%	(0.1)	(0.2)

Operating income	151,362	50,656	198.8%	23.9	9.7
Foreign exchange gain (loss)	219	(987)	(122.2)%	—	(0.2)
Interest income	12	927	(98.7)%	—	0.1
Interest expense	19,176	18,449	3.9%	3.0	3.5

Income before income taxes	132,417	32,147	311.9%	20.9	6.1
Provision for income taxes	52,137	12,482	(317.7)%	8.2	2.4

Net income	$80,280	$19,665	308.2%	12.7%	3.7%

        Net sales for the year ended December 31, 2009 were $632.5 million compared to $524.5 million for the year ended December 31, 2008, an increase of 20.6%. The full year of sales for CKD in 2009, compared to six months in 2008 (acquisition consummated on July 1, 2008), accounted for $188.2 million of the increase in net sales. Excluding the additional six months of CKD's sales and $26.1 million of lower sales due to the sale of the dunnage bag business on March 31, 2009, net sales in 2009 were lower than in 2008 by $54.1 million, of which $61.0 million was due to lower selling prices and $27.4 million was due to a less favorable product mix, as the Company had a higher percentage of linerboard sales, which has a lower average selling price than other products. This was partially offset by $34.3 million of higher volume in the second half of 2009.

        Cost of sales for the year ended December 31, 2009 was $355.1 million compared to $362.5 million for the year ended December 31, 2008, a decrease of $7.4 million or 2.0%. Excluding $130.7 million for the additional six months of CKD's results and $18.6 million of lower cost of sales due to the sale of the dunnage bag business on March 31, 2009, cost of sales decreased by $119.5 million, of which $129.8 million was due to alternative fuel mixture tax credits and $9.3 million was due to deflation on energy and raw material costs. This was offset by $15.6 million of additional costs due to higher sales volume and $4.0 million of unplanned downtime.

        The total amount of alternative fuel mixture tax credits recorded as a reduction in cost of sales for the year ended December 31, 2009 was $164.0 million, of which $34.2 million was included in the additional six months of CKD's results.

        Freight and distribution expenses for the year ended December 31, 2009 totaled $57.4 million, compared to $50.2 million for the year ended December 31, 2008, an increase of $7.2 million. Excluding $15.9 million for the additional six months of CKD's results less $1.4 million for the sale of the dunnage bag business, freight and distribution expenses were $7.3 million lower in 2009 than in 2008. This decrease was due to a $5.6 million increase in customer-billed freight shipments and $6.6 million of lower fuel oil surcharges and lower costs due to favorable freight contract negotiations, partially offset by $4.9 million due to higher sales volume.

        Selling, general and administrative expenses for the year ended December 31, 2009 totaled $31.4 million compared to $30.4 million for the same period in 2008. The increase of $1.0 million reflects $4.2 million for the additional six months of CKD's results, $3.1 million of higher professional fees and information technology expenses and $1.5 million of transitional services provided by MWV reflecting twelve months of charges in 2009 compared to only six months in 2008. These increases were partially offset by $2.3 million of lower compensation and benefit expenses as the Company suspended the management incentive plan, sales incentive plan and 401k matching contributions as a result of economic conditions, $2.4 million of lower start-up expenses related to the CKD acquisition, $1.8 million of lower bad debt expenses (three customer bankruptcies in 2008 compared to one in 2009) and $1.3 million due to the sale of the dunnage bag business. As a percentage of net sales, selling, general and administrative expenses dropped from 5.8% in 2008 to 5.0% in 2009.

        Depreciation and amortization for the year ended December 31, 2009 totaled $54.7 million compared to $31.7 million for the same period in 2008. The increase of $23.0 million was mainly due to the additional six months of CKD's results, which added $14.4 million of depreciation and $6.7 million of amortization of intangibles, including $4.9 million of amortization for an intangible asset related to an acquired coal contract with below market prices at July 1, 2008. The acquired coal contract expired on December 31, 2009, and therefore, the related intangible asset was fully amortized as of year-end. Excluding the additional six months of CKD results, depreciation and amortization increased by $1.9 million primarily due to an upgrade to the Company's ERP system, the migration of the CKD acquisition to the Company's ERP system and other capital expenditures.

        The $16.4 million gain on sale of business reflects the sale of the dunnage bag business to Illinois Tool Works Inc. on March 31, 2009.

        Other operating income for the years ended December 31, 2009 and 2008 totaled $1.0 million and $0.8 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

        Foreign exchange gains for the year ended December 31, 2009 were $0.2 million compared to a foreign exchange loss of $1.0 million for the year ended December 31, 2008. The change reflects the weakening of the U.S. dollar in 2009 compared to the euro. As a result of the CKD acquisition on July 1, 2008, the Company acquired certain European customers who are invoiced in euros.

        Interest income for the year ended December 31, 2009 decreased by $0.9 million compared to the same period in 2008. Due to lower interest rates in 2009, the Company used its excess cash to pay down principal balances on its long-term debt.

        Interest expense for the years ended December 31, 2009 and 2008 was $19.2 million and $18.4 million, respectively. Interest expense reflects interest on the Company's long-term debt and amortization of debt issuance costs. Interest expense was $0.8 million higher in the year ended December 31, 2009 due to $3.0 million of accelerated amortization of debt issuance costs related to $283.1 million of mandatory and voluntary debt prepayments, partially offset by lower expenses due to lower debt balances and interest rates. Amortization of debt issuance costs for the period ended December 31, 2009 was $6.0 million compared to $2.0 million for the same period in 2008.

        Provision for income taxes for the years ended December 31, 2009 and 2008 was $52.1 million and $12.5 million, respectively, reflecting an effective tax rate of 39.4% compared to 38.8% for the same period in 2008. The $39.6 million increase in provision for income taxes is a result of $100.3 million of higher pre-tax income and a slightly higher effective tax rate due to a return to provision adjustment for state income taxes.

        The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Years Ended December 31,
Operating Segment ($ 000s):	2009	2008
Consolidated net sales:
Unbleached kraft	$626,450	$495,864
Other	6,927	33,041
Elimination of intersegment sales	(899)	(4,356)

Total	$632,478	$524,549

Operating income / (loss):
Unbleached kraft	$155,904	$66,871
Other	748	5,248
Gain on sale of business	16,417	—
Corporate	(21,707)	(21,463)

Total	$151,362	$50,656

Unbleached Kraft

	Years Ended December 31,
	2009	2008	Change	%
Net sales	$626,450	$495,864	$130,586	26.3%
Operating income	155,904	66,871	89,033	133.1%
Operating income % of net sales	24.9%	13.5%	11.4%
Average revenue per ton	$524	$603	$(79)	(13.1)%
Tons of paper sold	1,149,595	805,605	343,990	42.7%

        For the year ended December 31, 2009, unbleached kraft segment net sales increased by $130.6 million, or 26.3%, to $626.5 million compared to $495.9 million for the year ended December 31, 2008. The increase in net sales was due to a full year of sales in 2009 for CKD compared to six months for the same period in 2008, as the acquisition occurred on July 1, 2008, which increased sales by $188.2 million. Excluding the additional six months of CKD's results, net sales were lower by $57.6 million in 2009 compared to the same period in 2008, mainly due to $61.0 million of lower average revenue per ton and $27.4 million of a less favorable product mix, as the Company had a higher percentage of linerboard sales. Average revenue per ton for 2009 was $524 per ton, or $79 per ton lower than average revenue per ton in the same period of 2008 as market prices for paper were reduced in the first two quarters of 2009 due to lower overall industry demand.

        Unbleached kraft segment operating income increased by $89.0 million, or 133.1%, to $155.9 million for the year ended December 31, 2009, compared to $66.9 million for the year ended December 31, 2008. Operating income increased by $16.3 million due to the additional six months of CKD's results, $129.8 million due to alternative fuel mixture tax credits, $16.0 million of deflation on energy, raw materials and freight costs, $8.4 million of increased sales volume and $1.7 million due to lower bad debts, partially offset by $61.0 million of lower average revenue per ton, $21.9 million of a less favorable product mix and $4.0 million due to unplanned outages. Included in operating income for 2009 and 2008 is $9.7 million and $4.3 million, respectively, of amortization expense for an intangible asset, acquired as part of the CKD acquisition, consisting of a coal contract with favorable prices. The coal contract expired on December 31, 2009 and was fully amortized by year-end.

        The total amount of the alternative fuel mixture tax credits recorded in operating income for 2009 was $164.0 million of which $34.2 million is included in the additional six months of CKD's results.

        Operating income for the year ended December 31, 2008, was negatively impacted by non-cash purchase accounting charges of $0.7 million, adjusting acquired finished goods inventories to fair value.

        Operating income for the years ended December 31, 2009, and 2008 includes $6.0 million of expenses relating to the Company's annual planned maintenance outage. Operating income as a percentage of net sales increased to 24.9% mainly due to the alternative fuel mixture tax credits offset by lower prices and mix.

Other

        Other includes the Company's dunnage bag business which was sold on March 31, 2009 to Illinois Tool Works, Inc. For the year ended December 31, 2009, net sales of $6.9 million and operating income of $0.7 million decreased by $26.1 million and $4.5 million, respectively, due to the sale of the business.

Corporate

        Corporate expenses for the year ended December 31, 2009, totaled $21.7 million compared to $21.5 million for the year ended December 31, 2008. The increase of $0.2 million is primarily due to a $1.5 million increase in transitional services provided by MWV for twelve months in 2009 compared to six months in 2008, $2.3 million of higher professional services and other costs and $0.8 million of higher depreciation and amortization expenses relating to ERP investments partially offset by $2.3 million of lower CKD acquisition start up costs, $2.1 million of lower compensation and benefit expenses as the Company temporarily suspended management and sales incentive plans and the 401k match as a result of economic conditions.

        The following table compares results of operations for the years ended December 31, 2008 and 2007:

	Year Ended December 31,			% of Net Sales
			% Change
($ in thousands)	2008	2007		2008	2007
Net sales	$524,549	$256,795	104.3%	100.0%	100.0%
Cost of sales excluding depreciation and amortization	362,462	162,429	123.2%	69.1	63.3
Freight and distribution expenses	50,154	23,581	112.7%	9.6	9.2
Selling, general and administrative expenses	30,411	16,482	84.5%	5.8	6.4
Depreciation and amortization	31,683	11,327	179.7%	6.0	4.4
Other operating income	817	1,324	(38.3)%	(0.2)	(0.6)

Operating income	50,656	44,300	14.3%	9.7	17.3
Foreign exchange gain / (loss)	(987)	—	100.0%	(0.2)	—
Interest income	927	2,096	(55.8)%	0.1	0.8
Interest expense	18,449	4,295	329.5%	3.5	1.7

Income before income taxes	32,147	42,101	(23.6)%	6.1	16.4
Provision for income taxes	12,482	15,138	(17.5)%	2.4	5.9

Net income	$19,665	$26,963	(27.1)%	3.7%	10.5%

        Net sales for the year ended December 31, 2008 were $524.5 million compared to $256.8 million for the year ended December 31, 2007, an increase of 104%. The increase in net sales was driven primarily by the acquisition of CKD on July 1, 2008. The acquisition accounted for $254.1 million, or 95% of the increase. The balance of the increase in net sales was driven by $18.8 million of higher prices, which was offset by lower volume of $5.2 million primarily in the unbleached kraft segment. The higher prices reflect increases implemented in 2007 and 2008 to offset the inflationary impact on raw material and freight costs.

        Cost of sales for the year ended December 31, 2008 was $362.5 million compared to $162.4 million for the year ended December 31, 2007, an increase of 123%. The increase in cost of sales was primarily driven by the acquisition of CKD on July 1, 2008. The acquisition accounted for $189.1 million, or 95% of the increase. The balance of the increase in cost of sales was mainly due to inflation on fiber, caustic soda, coal and other costs of $14.8 million and a $1.4 million increase in the cost of the annual planned maintenance outage due to higher inspection costs for a turbine generator, partially offset by lower sales volume. In addition, 2008 and 2007 results included $0.7 million and $1.5 million, respectively, of non-cash purchase accounting charges to adjust acquired finished goods inventory to fair value as part of the CKD and KPB acquisitions.

        Freight and distribution expenses for the year ended December 31, 2008 totaled $50.2 million compared to $23.6 million for the year ended December 31, 2007. The increase of $26.6 million mainly reflects the acquisition of CKD which accounted for $23.7 million of the increase. The balance of the increase in freight and distribution expenses reflects $3.3 million in higher fuel oil surcharges and $0.6 million due to a higher percentage of shipments by truck compared to rail, partially offset by lower sales volume of $1.0 million.

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

        Depreciation and amortization for the year ended December 31, 2008 totaled $31.7 million compared to $11.3 million for the same period in 2007. The increase of $20.4 million is primarily due to the CKD acquisition; which resulted in an additional $14.0 million of depreciation and $6.2 million of amortization of intangible assets, including $4.3 million of amortization for the intangible asset related to an acquired coal contract with prices below market at July 1, 2008. The acquired coal contract expired on December 31, 2009.

        Other operating income for the years ended December 31, 2008 and 2007 totaled $0.8 million and $1.3 million, respectively. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

        Foreign exchange losses of $1.0 million for the year ended December 31, 2008, reflect the impact of a stronger U.S. dollar of approximately 11 percent from July 1, 2008 through December 31, 2008. As a result of the CKD acquisition on July 1, 2008, the Company acquired certain European customers which are invoiced in euros.

        Interest income for the years ended December 31, 2008 and 2007 was $0.9 million and $2.1 million, respectively. Interest income represents earnings on our cash and cash equivalents. The decrease in interest income reflects our use of cash and cash equivalents to fund a portion of the CKD acquisition.

        Interest expense for the years ended December 31, 2008 and 2007 was $18.4 million and $4.3 million, respectively. Interest expense reflects interest on the Company's long-term debt and amortization of debt issuance costs. Interest expense was $14.1 million higher in the year ended December 31, 2008, primarily due to obtaining a new $515 million senior secured credit facility and $40 million of senior notes issued to finance the CKD acquisition. Amortization of debt issuance costs for the years ended December 31, 2008 and 2007 was $2.0 million and $0.3 million, respectively. The increase of $1.7 million is due to amortization of the $12.6 million paid in 2008 for the new senior secured credit facility. Prior to the CKD acquisition, the Company had $37.4 million of outstanding debt.

        Provision for income taxes for the year ended December 31, 2008 decreased by $2.7 million due to lower pre-tax income offset by a higher effective tax rate. The higher effective tax rate was driven by a lower benefit from the federal domestic manufacturing deduction. The effective tax rate was 38.8% for the year ended December 31, 2008 compared to 36.0% for the same period in 2007.

        The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Years Ended December 31,
Operating Segment ($ 000s):	2008	2007
Consolidated net sales:
Unbleached kraft	$495,864	$227,921
Other	33,041	32,801
Elimination of intersegment sales	(4,356)	(3,927)

Total	$524,549	$256,795

Operating income / (loss):
Unbleached kraft	$66,871	$51,901
Other	5,248	6,350
Corporate	(21,463)	(13,951)

Total	$50,656	$44,300

Unbleached Kraft

	Years Ended December 31,
	2008	2007	Change	%
Net sales	$495,864	$227,921	$267,943	117.6%
Operating income	66,871	51,901	14,970	28.8%
Operating income % of net sales	13.5%	22.8%	(9.3)%
Average revenue per ton	$603	$547	$56	10.2%
Tons of paper sold	805,605	416,501	389,104	93.4%

        For the year ended December 31, 2008, unbleached kraft segment net sales increased by $267.9 million, or 117.6%, to $495.9 million compared to $227.9 million for the year ended December 31, 2007. The acquisition of CKD on July 1, 2008 accounted for $254.1 million of the increase. Average revenue per ton increased $56 due to the full realization of price increases implemented in 2007 and the partial realization of multiple price increases implemented throughout 2008, accounting for approximately $17.9 million of the sales increase. Volume of paper sold increased by 389,104 tons, of which 396,262 tons was due to the CKD acquisition.

        Unbleached kraft segment operating income increased by $15.0 million, or 28.8%, to $66.9 million for the year ended December 31, 2008 compared to $51.9 million for the year ended December 31, 2007. The acquisition of CKD on July 1, 2008 accounted for $16.3 million of the increase. The balance of the change in operating income is due to higher average revenue per ton which contributed $17.9 million of additional operating income for the year ended December 31, 2008, but was offset by higher fiber and caustic soda costs of $10.2 million, inflation on freight and fuel oil surcharges of $3.0 million, inflation on utilities of $1.9 million and other cost increases of $3.0 million. In addition, the cost of the annual planned maintenance outage increased by $1.4 million due to higher inspection costs for a turbine generator and the segment incurred approximately $2.0 million of bad debt provisions in 2008. Operating income in the year ended December 31, 2007 was negatively impacted by $1.0 million due to a two-day unplanned outage caused by an electrical fire and other smaller unplanned outages during the fourth quarter.

        Operating income for the years ended December 31, 2008 and 2007 was negatively impacted by non-cash purchase accounting charges of $0.7 million and $1.2 million, respectively, adjusting acquired finished goods inventories to fair value.

        Operating income for the years ended December 31, 2008 and 2007 includes $6.0 million and $4.6 million, respectively, of expenses relating to our annual planned maintenance outage. Operating income as a percentage of net sales declined to 13.5%.

Other

        Other includes the Company's dunnage bag business. For the year ended December 31, 2008, net sales increased by $0.2 million, or 0.7%, to $33.0 million compared to $32.8 million for the year ended December 31, 2007. The increase in net sales is mainly due to $0.9 million of price increases implemented to offset higher raw material and freight costs, partially offset by a 1.5% volume decline.

        Operating income decreased by $1.2 million, or 18.8%, to $5.2 million for the year ended December 31, 2008, compared to $6.4 million for the year ended December 31, 2007. The decrease in operating income is due to inflation on raw material and freight costs. Operating income as a percentage of net sales declined to 15.9%.

Corporate

        Corporate expenses for the year ended December 31, 2008 totaled $21.5 million compared to $14.0 million for the year ended December 31, 2007. The increase of $7.5 million is due to $2.4 million of CKD related acquisition start-up expenses, $3.6 million of transitional services provided by MWV, $1.1 million of higher stock compensation costs, $1.1 million of additional depreciation and amortization for the Company's new ERP system which went live in April 2008 and other cost increases of $0.9 million, partially offset by $1.6 million of lower transitional support services from IP as the Company terminated its transitional services agreement with IP upon converting to its new ERP system in April 2008.

Liquidity and Capital Resources

Acquisitions

        The Company has consummated two acquisitions totaling $625.5 million. The assets acquired consisted of unbleached kraft paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas and a lumber mill in Summerville, South Carolina. The KPB acquisition in 2007 includes contingent earn-out payments of up to $60.0 million based on KPB's annual earnings before interest, income taxes, depreciation and amortization ("EBITDA") during the five year period immediately following the acquisition. The first contingent payment will be equal to 5.3 times KPB's average annual EBITDA for the five year period immediately following the acquisition, less $165.0 million and subject to a maximum of $35.0 million. The second contingent payment is an "all or nothing" payment and is payable if KPB's average annual EBITDA for the same five year period equals or exceeds $49.2 million. Both payments, if earned, will be due and paid at the end of the five year period. Due to the sale of the dunnage bag business in March 2009, a $4.0 million earn-out payment was made in April 2009 and reduced the potential future contingent earn-out payments from $60.0 million up to $55.0 million.

        If these contingent earn-out payments are made, they will be accounted for as additional purchase price consideration and recorded as goodwill. The purchase agreement for the CKD acquisition has no provision for contingent earn-out payments.

Credit Facilities

Senior Credit Agreement

        We are party to a Senior Credit Agreement, (the "Senior Credit Agreement"), dated as of June 12, 2008 and effective with the consummation of the acquisition of CKD, among us, KapStone Kraft Paper Corporation, as borrower ("KapStone Kraft"), our other subsidiaries named therein, as guarantors, the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Senior Credit Agreement provides for an aggregate of up to $515 million in senior secured credit facilities (the "Senior Credit Facilities"), consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility (including a letter of credit subfacility). The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of the borrower and guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

        The term A loan facility has future consecutive quarterly repayments of $3.9 million on March 31, 2010 and June 30, 2010 and then $4.9 million from September 30, 2010 thru March 31, 2013, with a final payment of all outstanding principal and interest on the maturity date. The term B loan is required to be repaid by KapStone in consecutive quarterly installments of $0.2 million on March 31, 2010 and June 30, 2010 and then $0.3 million from September 30, 2010 to March 31, 2015 and $2.3 million on the maturity date. Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes and are required to be repaid in full on the maturity date. The maturity date is the earlier of: (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out obligations to International Paper will become (or are reasonably expected to become) due; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio at the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

        Outstanding principal under the term A loan facility and the revolving credit facility bears interest at a rate equal to, at our option, either (1) the base rate, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 1.50%. The undrawn portion of the revolving credit facility is subject to an unused line fee calculated at an annual rate of 0.3750%. Outstanding letters of credit are subject to an annual fee of 1.5% the plus a fronting fee on the undrawn amount thereof.

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

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $13.0 million as of December 31, 2009. These letters of credit are used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2010 unless extended. In addition, $7.4 million was borrowed under the Revolving Credit Facility as of December 31, 2009. The Company's total availability under the Revolving Credit Facility was $79.6 million at year-end.

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

Note Purchase Agreement

        Pursuant to the Note Purchase Agreement dated July 1, 2008, (the "Note Purchase Agreement") by and among us, KapStone Kraft and the purchasers listed in the Purchaser Schedule attached to the Note Purchase Agreement (the "Purchasers"), the Purchasers purchased from KapStone Kraft senior secured promissory notes (the "Senior Notes") with an aggregate principal amount of $40 million. The Senior Notes are guaranteed by the Company and the Company's other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of KapStone Kraft and the other guarantor subsidiaries and up to 66% of the capital stock of the Company's foreign subsidiaries.

        The Senior Notes were extinguished in July 2009 using cash from operations.

Debt Covenants

        Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Senior Credit Agreement. On December 31, 2009, the maximum permitted leverage ratio was 3.00 to 1.00. On December 31, 2009, KapStone was in compliance with the Senior Credit Agreement with a leverage ratio of 0.84 to 1.00.

        The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Senior Credit Agreement through the quarter ending September 30, 2011 the fixed charge coverage ratio is required to be at least 1.10 to 1.00. Starting with the quarter ending December 31, 2011 through the expiration of the Senior Credit Agreement, the fixed charge coverage ratio is required to be not less than 1.15 to 1.00. On December 31, 2009, KapStone was in compliance with the Senior Credit Agreement with a fixed charge coverage ratio of 4.30 to 1.00.

        As of December 31, 2009, KapStone was in compliance with all applicable covenants in the Senior Credit Agreement.

Alternative Fuel Mixture Tax Credit

        On March 31, 2009, the Company received approval from the Internal Revenue Service for its registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in the Company's pulp making process. As a result, for the year ended December 31, 2009, the Company received refunds of $165 million. The Company received refunds in early 2010 of approximately $13 million for amounts generated through December 31, 2009.

        The alternative fuel mixture tax credit ("AFTC") expired on December 31, 2009.

Sale of Dunnage Bag Business

        On March 31, 2009, the Company sold its dunnage bag business to Illinois Tool Works Inc. for $36.0 million less certain working capital adjustments. Of the net cash proceeds, $32.8 million was required to pay down the Company's long-term debt and notes under the terms of the Senior Credit Agreement. As a condition of sale, $2.5 million of the sale proceeds are being held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale.

        As a result of the sale, the Company incurred an earn-out liability of $4.0 million in accordance with the asset purchase agreement dated June 23, 2006 with International Paper Company. The terms of the asset purchase agreement include a contingent earn-out payment on the fifth anniversary of the acquisition; however, in the event of a sale of the dunnage bag business prior to that date, a percentage of the earn-out became due and payable within 30 days following the sale provided certain criteria is met. The Company paid the earn-out on April 30, 2009.

        Since the Company will continue to supply paper under a long term supply agreement with ITW, it represents a significant continuing involvement in the operations of the dunnage bag business. Under accounting principles generally accepted in the United States, the operating results for the dunnage bag business have been included in operating income in the accompanying Consolidated Statements of Income through the date of sale.

Income Taxes

        For the year ended December 31, 2009, the Company received $11.3 million of federal and state income tax refunds. Additional refunds for previously filed tax returns of $13.2 million are expected to be received in 2010 from the carryback of a 2009 tax operating loss.

        The Company has recorded a $63 million tax contingency reserve at December 31, 2009 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits. The Company has taken the position that the AFTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has issued no guidance concerning this issue.

        For 2010, the Company is evaluating two additional tax benefits for which we may qualify for directly or indirectly. The first is a tax credit under Section 40(b)(6) of $1.01 per gallon for cellulosic biofuel producers. The second is a subsidy of up to $45 per dry ton under the Biomass Crop Assistance Program (BCAP) for suppliers of biomass who sell to approved facilities, which will convert biomass to energy. Both of KapStone's mills are approved facilities, and the Company is researching how we can indirectly benefit from this subsidy in the form of lower raw material costs.

Exercises of warrants to purchase common stock

        In August 2009, the Company received $85.2 million from exercises of warrants to purchase common stock. The entire proceeds were used to make mandatory prepayments on the Company's long-term loans in accordance with the Senior Credit Agreement. On August 17, 2009, the remaining unexercised balance of approximately 19.5 million warrants expired.

Sources and Uses of Cash

Years ended December 31 (dollars in thousands)	2009	2008	2007
Operating activities	$201,235	$47,352	$52,235
Investing activities	256	(490,569)	(47,416)
Financing activities	(203,216)	390,747	51,816

2009

        Cash and cash equivalents of $2.4 million at December 31, 2009 decreased by $1.7 million from December 31, 2008, reflecting cash provided by operations of $201.2 million and cash provided by investing activities of $0.3 million, offset by cash used in financing activities of $203.2 million.

        Cash provided by operating activities was $201.2 million due to $80.3 million of net income and $83.3 million of non-cash charges offset by the gain on sale of the dunnage bag business of $16.4 million. Changes in operating assets and liabilities provided $54.0 million.

        Cash provided by investing activities was $0.3 million reflecting proceeds from the sale of the dunnage bag business of $34.9 million and $1.0 million received as a working capital adjustment related to the CKD acquisition offset by $29.2 million of capital expenditures, $4.0 million paid for the KPB earn-out related to the sale of the dunnage bag business and $2.5 million of proceeds from the sale of the dunnage bag business held in escrow. Capital expenditures included $21.1 million for the unbleached kraft segment for equipment upgrades and replacements at the paper mills. In addition, $8.1 million was spent on upgrading the Corporate ERP system and migrating CKD to our systems.

        Cash used in financing activities totaled $203.2 million reflecting $243.1 million of repayments on term loans, $40.0 million for extinguishment of the senior notes, $85.0 million of payments on the revolving credit facility and $0.3 million of debt issuance costs, offset by borrowings under the revolving credit facility of $80.0 million and $85.2 million of proceeds from exercised common stock warrants.

2008

        Cash and cash equivalents of $4.2 million at December 31, 2008 decreased by $52.5 million during the year ended December 31, 2008, reflecting net cash inflow from operating activities of $47.4 million, net cash outflow from investing activities of $490.6 million and net cash inflow from financing activities of $390.7 million.

        Net cash inflow from operating activities was $47.4 million due to net income of $19.7 million, an increase in operating assets and liabilities of $24.7 million and non-cash charges of $52.4 million. Operating assets and liabilities increased mainly due to a $14.2 million increase in inventories driven by higher levels of finished goods at year end and $14.1 million for refundable and prepaid income taxes.

        Net cash outflow from investing activities was $490.6 million and included payment of $467.4 million for the CKD acquisition and capital expenditures of $23.2 million. Capital expenditures of $20.3 million for the unbleached kraft segment include equipment upgrades and replacements at paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina. In addition, $2.3 million of capital expenditures at corporate reflect final costs to complete the Company's new ERP system. Capital expenditures for other operating segments totaled $0.6 million.

        Net cash inflow from financing activities totaled $390.7 million during the year ended December 31, 2008 and included $415.0 million of proceeds from two term loans as part of a new senior secured credit facility, $78.5 million of proceeds from borrowings under a revolving credit line, $40.0 million of proceeds from the issuance of Senior Notes and $15.5 million exercised common stock warrants. In addition, during the year, the Company made $145.6 million of long-term debt principal payments and paid $12.6 million of debt issuance costs associated with its new senior secured credit facility.

2007

        Cash flow from all activities during the year ended December 31, 2007 increased by $56.6 million from December 31, 2006, reflecting the receipt of funds held in trust at December 31, 2006 and not used for the KPB acquisition of $28.3 million, and cash generated from operations of $52.2 million, partially offset by capital expenditures of $11.9 million, repayment of long-term debt of $7.5 million, acquisition costs paid of $1.2 million and an investment banking fee paid of $1.2 million.

        Net cash inflow from operating activities was $52.2 million due to net income for the period of $27.0 million, changes in operating assets and liabilities of $12.8 million and non-cash charges of $12.4 million.

        Net cash outflow from investing activities was $47.4 million and included payment for the KPB acquisition of $149.6 million and capital expenditures of $11.9 million. Capital expenditures of $6.1 million were for the unbleached kraft segment and included equipment upgrades and replacements at the paper mill in Roanoke Rapids, North Carolina. In addition, $5.4 million of capital expenditures at corporate included $3.9 million paid for development of a new ERP system. Capital expenditures for the dunnage bags segment totaled $0.4 million. These amounts were partially offset by receipt of funds held in trust for the KPB acquisition of $115.2 million.

        Net cash inflow from financing activities totaled $51.8 million during the year ended December 31, 2007 and included proceeds from the long-term loan of $60.0 million and $1.6 million from the exercise of common stock warrants. In addition, during the year, the Company made long-term debt principal payments of $7.5 million, paid its investment banker a $1.2 million fee relating to services performed for the Company's Initial Public Offering and paid a $0.9 million fee for its credit facility.

Future Cash Needs

        We expect that cash generated from operating activities in 2010 and, if needed, the ability to draw from our revolving credit facility will be sufficient to meet anticipated cash needs, which primarily consist of $18.6 million of debt service, approximately $35.0 million of expected capital expenditures, $4.1 million of pension plan funding and any additional working capital needs. At December 31, 2009, the Company utilized $7.4 million of borrowings under the revolving credit facility. The Company's remaining availability under the revolving credit facility was $79.6 million at December 31, 2009.

        On a longer term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our revolving credit facility will be sufficient to meet long term obligations, which primarily consist of $134.4 million of debt service and interest which includes a $75 million final payment on our term A loan in June 2013, capital expenditures, working capital needs and any contingent earn-out associated with the KPB acquisition.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other non-related entities or entered into any options on non-financial assets.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. KapStone believes our critical accounting policies are those described below. For a detailed discussion of these and other accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements.

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate.

        The Company recognizes revenue from the sale of shaft horsepower, generated by our cogeneration facility, on a gross basis and within net sales. These sales are included in the unbleached kraft segment.

        Freight charged to customers is recognized in net sales.

        Goodwill and Intangible Assets—Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company's reporting units are consistent with its operating segments. The estimates of fair value of a reporting unit are determined based on a market approach as well as an income approach using a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of the Company's operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

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

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Stock Based Compensation Costs—The Company accounts for stock compensation expense in accordance with ASC 718, Compensation—Stock Compensation. The compensation expense for stock options is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for restricted stock is recorded on a straight-line basis over the awards' vesting periods.

Recent Accounting Pronouncements

        See Note 2 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009, ($000s):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Long-term debt(1)	$152,297	$26,030	$20,699	$20,699	$81,003	$1,247	$2,619
Interest on long-term debt(2)	11,695	3,577	3,000	2,616	1,556	904	42
Operating lease obligations(3)	13,989	3,760	3,333	2,645	1,644	1,162	1,445
Purchase obligations(4)	338,217	33.748	32,397	31,721	31,045	29,483	179,823
Minimum pension plan funding(5)	4,062	4,062	—	—	—	—	—

Total(6,7)	$520,260	$71,177	$59,429	$57,681	$115,248	$32,796	$183,929

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2009, in current portion of long-term debt and notes, revolver and long-term debt and notes net of current portion, as appropriate.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2009. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2009.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2009. The Company has no capital lease obligations.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2009. See Notes 4 and 17 of Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV.

(5)
The Company's pension and post retirement liabilities total $5.9 million as of December 31, 2009. This minimum pension plan funding represents the Company's expected 2010 contributions and was determined in consultation with its actuary in accordance with IRS guidelines.

(6)
Other liabilities as included in the accompanying Consolidated Balance Sheets represent $63 million of unrecognized tax benefits relating to alternative fuel mixture tax credits. The year for which the unrecognized tax benefit will be settled is unknown and is not included in the contractual obligations table as all conditions for the payment have not been met.

(7)
The KPB acquisition includes remaining contingent earn-out payments of up to $55.0 million based on KPB's EBITDA during the five year period immediately following the acquisition. The payments, if earned, will be due and payable in April 2012. The potential earn-out payments are not included in the contractual obligations table as all conditions for the payments have not been met. In 2009, the Company paid a $4.0 million earn-out upon selling the dunnage bag business.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest rates

        Under KapStone's Senior Secured Credit Facility, at December 31, 2009, we had outstanding variable based interest rate term loans totaling $152.3 million. The facility has various maturity dates from June 12, 2013 through June 12, 2015. Borrowings under the term loan accrue interest, at our option, at either: Eurodollar plus 1.5% to 3.5% depending on KapStone's total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus 0% to 2.0% depending on KapStone's total debt to EBITDA ratio.

        Changes in market rates may impact the bank's Eurodollar rate. For instance, if the bank's Eurodollar rates were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $1.5 million based upon our expected future monthly loan balances per our existing repayment schedule.

Commodity prices

        We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have two contracts to purchase coal at fixed prices that expire on December 31, 2010.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign currency

        We are exposed to currency fluctuations as we invoice certain European customers in euros. The Company did not use forward contracts to reduce the impact of currency fluctuations in 2009. No such contracts were outstanding at December 31, 2009 and 2008.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Changes in Internal Control over Financial Reporting.    Effective October 1, 2009, the Company's CKD operations, which constituted 67.4% of net sales in 2009, migrated to a new ERP system. Management concluded this implementation has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about April 26, 2010 with the SEC.

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 26, 2010 under the caption "Election of Directors," (ii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Election of Directors—What Committees has the Board of Directors Established?," (iii) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (iv) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 26, 2010 under the captions "Executive Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Information," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at December 31, 2009," "Potential Payments upon Termination or Change-in-Control," and "2009 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 26, 2010 under the captions "Securities Authorized for Issuance Under Equity Compensation Plan", "Stock Ownership of Directors and Executive Officers" and "Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to filed with the SEC on or about April 26, 2010 under the captions "Certain Relationships and Related Person Transactions," "Nominating and Governance Committee" and "Election of Directors—What Committees has the Board Established?" and is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 26, 2010 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

(a)(2) Financial Statement Schedule

        Certain financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b) Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.		Description
2.1		Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(1)
2.2		Letter Amendment to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation, dated December 15, 2006.(2)
2.3		Asset Purchase Agreement dated April 4, 2008, among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC.(3)
3.1		Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007).
3.2		Certificate of Amendment of the Amended and Restated Certificate of Incorporation.(2)
3.3		Amended and Restated By-laws.(4)
4.1		Specimen Unit Certificate.(5)
4.2		Specimen Common Stock Certificate.(5)
4.3		Specimen Warrant Certificate.(5)
4.4		Form of Unit Purchase Option to be granted to Representative.(2)
4.5		Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(5)
4.6		Amended and Restated Warrant Clarification Agreement.(6)
4.7		Amended and Restated Unit Purchase Clarification Agreement.(7)
10.1		Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders.(5)
10.2	+	Amendment to the KapStone Paper and Packaging Corporation 2006 Incentive Plan.(8)
10.3	+	Performance Incentive Plan of KapStone Paper and Packaging Corporation.(8)
10.4	+	Form of Restricted Stock Unit Agreement.(8)

Exhibit No.		Description
10.5		Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from).(9)
10.6		Note Purchase Agreement, dated July 1, 2008, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation and The Prudential Insurance Company of America.
10.7
Credit Agreement, dated June 12, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.
10.8
First Amendment to Credit Agreement dated as of August 25, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.
10.9
Second Amendment and Limited Waiver Agreement dated as of March 30, 2009, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A. , as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.(10)
10.10
Intercreditor and Collateral Agency Agreement, dated July 1, 2008, by and among Bank of America N.A., as Collateral Agent, and Bank of America, N.A., as Administrative Agent Under the Credit Facility Agreement on Behalf of the Secured Lender Parties and Certain Institutional Lenders.
10.11		2009 Employee Stock Purchase Plan.(11)
10.12		Form of Warrant Purchase Agreement among each of the Initial Stockholders and Morgan Joseph & Co. Inc.(5)
10.13	+	2006 Incentive Plan.(12)
14.0		Code of Ethics.
21.1		Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+
Management compensatory plan or arrangement.

(1)
Incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement (DEFM 14A) filed on December 15, 2006.

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2007.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 7, 2008.

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2009.

(5)
Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.

(6)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the period ended June 30, 2006, filed on December 12, 2006.

(7)
Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the period ended September 30, 2006, filed on December 12, 2006.

(8)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

(9)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

(10)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2009.

(11)
Incorporated by reference to the Registrant's Form S-8 filed on December 11, 2009.

(12)
Incorporated by reference to Annex C of the Definitive Proxy Statement (No. 000-51444), dated December 15, 2006.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 10, 2010	By: /s/ Roger W. Stone Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 10, 2010	By: /s/ Roger W. Stone Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
March 10, 2010	By: /s/ Andrea K. Tarbox Andrea K. Tarbox, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 10, 2010	By: /s/ Matthew Kaplan Matthew Kaplan, President, Secretary and Director
March 10, 2010	By: /s/ John M. Chapman John M. Chapman, Director
March 10, 2010	By: /s/ James Doughan James Doughan, Director
March 10, 2010	By: /s/ Jonathan R. Furer Jonathan R. Furer, Director
March 10, 2010	By: /s/ Brian R. Gamache Brian R. Gamache, Director
March 10, 2010	By: /s/ Ronald J. Gidwitz Ronald J. Gidwitz, Director
March 10, 2010	By: /s/ Muhit U. Rahman Muhit U. Rahman, Director
March 10, 2010	By: /s/ S. Jay Stewart S. Jay Stewart, Director
March 10, 2010	By: /s/ David P. Storch David P. Storch, Director

KapStone Paper and Packaging Corporation

(INDEX TO FINANCIAL STATEMENTS)

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on this assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

        Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2009 and 2008, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 10, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation's internal controls over financial reporting as of December 31, 2009, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 10, 2010

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$2,440	$4,165
Trade accounts receivable, less allowance of $1,217 in 2009 and $2,421 in 2008	58,408	71,489
Other receivables	16,487	6,207
Inventories	61,377	89,692
Refundable and prepaid income taxes	13,757	14,145
Prepaid expenses and other current assets	1,690	1,748
Restricted cash	2,500	—
Deferred income taxes	5,604	3,363

Total current assets	162,263	190,809

Plant, property and equipment, net	470,278	483,780
Other assets	4,935	882
Intangible assets, net	26,198	45,195
Goodwill	5,449	6,524

Total assets	$669,123	$727,190

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt and notes	$18,630	$40,556
Borrowings under revolving credit facility	7,400	—
Accounts payable	52,147	42,214
Accrued expenses	20,800	30,462
Accrued compensation costs	7,719	13,646

Total current liabilities	106,696	126,878

Other liabilities:
Long-term debt and notes, net of current portion	121,031	389,374
Pension and post-retirement benefits	5,949	8,355
Deferred income taxes	38,577	15,951
Other liabilities	48,080	5,865

Total other liabilities	213,637	419,545

Commitments and contingencies
Stockholders' equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.0001 par value, 175,000,000 shares authorized; 45,418,074 shares issued and outstanding (40,000 treasury shares outstanding) at December 31, 2009 and 28,370,248 issued and outstanding at December 31, 2008 (40,000 treasury shares outstanding)	5	3
Additional paid-in capital	219,828	132,206
Retained earnings	129,046	48,766
Accumulated other comprehensive loss	(89)	(208)

Total stockholders' equity	348,790	180,767

Total liabilities and stockholders' equity	$669,123	$727,190

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2009	2008	2007
Net sales	$632,478	$524,549	$256,795
Cost of sales, excluding depreciation and amortization	355,088	362,462	162,429
Freight and distribution expenses	57,395	50,154	23,581
Selling, general and administrative expenses	31,377	30,411	16,482
Depreciation and amortization	54,667	31,683	11,327
Gain on sale of business	16,417	—	—
Other operating income	994	817	1,324

Operating income	151,362	50,656	44,300

Foreign exchange gains/(losses)	219	(987)	—
Interest income	12	927	2,096
Interest expense	19,176	18,449	4,295

Income before provision for income taxes	132,417	32,147	42,101
Provision for income taxes	52,137	12,482	15,138

Net income	$80,280	$19,665	$26,963

Weighted-average number of shares outstanding:
Basic	34,675,804	26,486,924	25,010,057
Diluted	35,067,923	34,455,816	36,134,488
Net income per share:
Basic	$2.32	$0.74	$1.08

Diluted	$2.29	$0.57	$0.75

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2006	25,000,000	$3	$113,904	$2,138	$—	$116,045

Purchase of redeemed common stock	(40,000)	—	—	—	—	—
Exercises of warrants into common stock	320,197	—	1,601	—	—	1,601
Stock based compensation expense	—	—	697	—	—	697
Underwriter fee	—	—	(1,200)	—	—	(1,200)
Comprehensive Income:
Net income	—	—	—	26,963	—	26,963
Actuarial gain on pension and postretirement plans (net of tax of $44)	—	—	—	—	79	79

Total Comprehensive Income						27,042

Balance—December 31, 2007	25,280,197	$3	$115,002	$29,101	$79	$144,185

Stock based compensation expense	—	—	1,754	—	—	1,754
Exercises of warrants into common stock	3,090,051	—	15,450	—	—	15,450
Comprehensive Income:
Net income	—	—	—	19,665	—	19,665
Actuarial loss on pension and postretirement plans (net of tax of $174)	—	—	—	—	(287)	(287)

Total Comprehensive Income						19,378

Balance—December 31, 2008	28,370,248	$3	$132,206	$48,766	$(208)	$180,767
Stock based compensation expense	—	—	2,377	—	—	2,377
Exercises of warrants into common stock	17,043,376	2	85,215	—	—	85,217
Exercise of stock options	4,450	—	30	—	—	30
Comprehensive Income:
Net income	—	—	—	80,280	—	80,280
Actuarial gain on pension and postretirement plans (net of tax of $80)	—	—	—	—	119	119

Total Comprehensive Income						80,399

Balance—December 31, 2009	45,418,074	$5	$219,828	$129,046	$(89)	$348,790

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities
Net income	$80,280	$19,665	$26,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,667	31,683	11,327
Stock based compensation expense	2,377	1,754	697
Amortization of debt issuance costs	5,980	2,007	254
Loss on disposal of fixed assets	800	299	463
Deferred income taxes	19,459	16,644	(244)
Gain on sale of business	(16,417)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	10,288	(1,280)	(3,710)
Other receivables	(13,398)	(4,827)	(521)
Inventories	23,465	(14,172)	5,767
Refundable and prepaid income taxes	388	(14,145)	—
Prepaid expenses and other current assets	58	(945)	995
Other assets	(1,031)	(42)	—
Accounts payable	10,641	1,570	2.923
Accrued expenses	32,051	8,189	(2,063)
Accrued compensation costs	(5,967)	1,154	6,625
Accrued pension and postretirement benefits	(2,406)	1,275	1,282
Accrued income taxes	—	(1,477)	1,477

Net cash provided by operating activities	201,235	47,352	52,235

Investing activities
CKD acquisition (net of cash acquired)	1,000	(467,399)	(1,191)
KPB acquisition	(3,977)	—	(149,603)
Proceeds from sale of business	34,898	—	—
Capital expenditures	(29,165)	(23,170)	(11,861)
Purchase of short-term investments	—	—	(35,000)
Maturity of short-term investments	—	—	35,000
Restricted cash	(2,500)	—	—
Restricted cash held in trust	—	—	115,239

Net cash provided by (used in) investing activities	256	(490,569)	(47,416)

Financing activities
Proceeds from revolving credit facility	80,000	78,500	—
Repayments on revolving credit facility	(85,000)	(66,100)	—
Proceeds from long-term debt and notes	—	455,000	60,000
Repayments of long-term debt and notes	(283,093)	(79,510)	(7,500)
Debt issuance costs paid	(370)	(12,593)	(855)
Redemption of shares	—	—	(230)
Investment banking fee paid	—	—	(1,200)
Proceeds from exercises of warrants into common stock	85,217	15,450	1,601
Proceeds from exercise of stock options	30	—	—

Net cash provided by (used in) financing activities	(203,216)	390,747	51,816

Net increase (decrease) in cash and cash equivalents	(1,725)	(52,470)	56,635
Cash and cash equivalents-beginning of year	4,165	56,635	—

Cash and cash equivalents-end of year	$2,440	$4,165	$56,635

Cash paid (received) during the period:
Income taxes	$(11,306)	$11,441	$13,812
Interest	$19,952	$9,132	$3,976

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Formation, Basis of Presentation and Description of Business

        KapStone Paper and Packaging Corporation (formerly Stone Arcade Acquisition Corporation), or the "Company", produces and sells a variety of unbleached kraft, linerboard, saturating kraft and unbleached folding carton board in the United States and globally. The Company was incorporated on April 15, 2005 in Delaware.

        In connection with the Company's initial public offering, on August 19, 2005, the Company sold 20,000,000 units ("Units") for a gross price of $6.00 per Unit.

        On January 2, 2007, the Company acquired substantially all of the assets and assumed certain liabilities of the Kraft Papers Business ("KPB") from International Paper Company ("IP"). The accompanying consolidated financial statements include the results of KPB since the date of acquisition. Prior to the acquisition of KPB, the Company had no operations and was considered a development stage enterprise (see Note 5).

        On July 1, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of MeadWestvaco Corporation's ("MWV") Charleston Kraft Division ("CKD"). The accompanying consolidated financial statements include the results of CKD since the date of acquisition (see Note 4).

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works. The accompanying consolidated financial statements include the results of the dunnage bag business through the date of sale (see Note 6).

        As a result of these transactions, the accompanying 2009 consolidated financial statements are not comparative to 2008 and 2007.

2. Significant Accounting Policies

        The consolidated statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The significant accounting policies are summarized below:

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided all other revenue recognition criteria is met. Incentive rebates are typically paid in cash and are netted

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate. Prepaid rebates are recorded in prepaid expenses until earned.

        The Company recognizes revenue from the sale of shaft horsepower, generated by our cogeneration facility, on a gross basis presented in net sales. These sales are included in the unbleached kraft segment.

        Freight charged to customers is recognized in net sales.

        Cost of Sales—Cost of sales is determined on a first-in first-out basis and includes the following: the cost of inventory sold during the period, maintenance, property taxes related to manufacturing facilities, but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper manufacturing process are reflected as a reduction to cost of sales. By-product revenue is derived primarily from the sale of tall oil, hardwood and turpentine to third parties. During 2009, 2008 and 2007, cost of sales was reduced by $11.5 million, $10.5 million and $5.9 million, respectively, for by-product revenue.

        Alternative fuel mixtures tax credits—The Company has elected to take the alternative fuel mixture tax credit as an excise tax credit and not as a reduction of federal income taxes payable; and accordingly, credits earned are reflected in operating income versus income tax expense. The amount of alternative fuel mixture tax credit earned is based on the volume of black liquor burned in the Company's production process. Black liquor is a raw material used in our production process and is recognized on the Company's balance sheet within inventory. The Company's accounting policy for alternative fuel mixture tax credits earned was determined by the fuel tax credits' direct link to the manufacturing process. Accordingly, credits earned during the reporting period are reflected as a reduction of the cost basis of inventory and therefore capitalized at the end of the period for inventory on hand. As products are sold, the credits are included in the income statement as a reduction to cost of goods sold. The amount of tax credit associated with ending inventory at December 31, 2009, totaled $14.3 million. A $13.1 million receivable for the tax credit was recorded in other receivables in the consolidated balance sheet at December 31, 2009. The tax credit expired on December 31, 2009 (see Note 7).

        Annual Maintenance Cost—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. Other maintenance costs are expensed as incurred.

        The Company completed its annual planned maintenance outage, at its North Carolina unbleached kraft facility, in the quarter ended December 31, 2009. Costs of approximately $6.0 million related to the outage are included in cost of sales for the years ended December 31, 2009 and 2008 and $4.6 million in 2007.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Concentrations of Risk—Financial instruments that potentially expose the Company to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade accounts receivable from sales of product to third parties. When excess cash and cash equivalents are invested they are placed in investment grade commercial paper.

        A summary of net sales to major customers who exceeded 10% of consolidated net sales is as follows:

	Years ended December 31,
	2009	2008
Net sales to major customers	$—	$56,091

        Sales to the above major customer are reflected in the unbleached kraft operating segment. Trade accounts receivables from these customers that potentially expose the Company to concentrations of credit risk totaled $7.5 million at December 31, 2008.

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2009, and 2008 the allowance for doubtful accounts totaled $1.2 million and $2.4 million, respectively. For the years ended December 31, 2009 and 2008, the Company had bad debt expenses of $0.6 million and $2.4 million, respectively. For the year ended December 31, 2009, the Company wrote off $1.7 million of uncollectible accounts.

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

        Fair value of Financial Instruments—The Company's cash, including restricted cash, and cash equivalents are financial assets with carrying values that approximate fair value. The Company's variable rate term loans are financial liabilities with fair values that approximate $120 million.

        Inventories—Inventories are valued at the lower of cost or market; whereby, cost includes all direct and indirect materials, labor, and manufacturing overhead, less by-product recoveries and alternative fuel mixture tax credits. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method.

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

Years
Machinery and equipment	3 - 30
Buildings	15 - 40
Computer hardware and software	3 - 5
Furniture and office equipment	5 - 10
Land improvements	10 - 25
Leasehold improvements	Lesser of life of leasehold improvements or term of the lease

        The Company accounts for costs incurred for the development of software for internal use in accordance with the ASC 350 Intangibles—Goodwill and Other. This standard requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

        Goodwill and Intangible Assets—Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company's reporting units are consistent with its operating segments. The Company estimates the fair value of a reporting unit principally based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. These assumptions would be considered Level 3 inputs in the fair value hierarchy defined in ASC 820 "Fair Value Measurements and Discounts". Management also considers market multiple information to corroborate the fair value conclusions reached through the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter and did not result in an impairment charge.

        Intangible assets are initially valued at the fair market value using generally accepted valuation methods appropriate for the type of the intangible asset. Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of the impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, the asset is considered to be impaired.

        Indefinite-lived intangibles consisting of the Ride Rite® Converting trademark, are reviewed for impairment annually and upon the occurrence of events or changes in circumstances that indicate that

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

the carrying value of the assets or group of assets may not be recoverable. The impairment test consists of a comparison of the fair value of the trademark with its carrying amount and if the carrying amount exceeds its fair value, an impairment loss is recognized as an amount equal to that excess.

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company records interest on unrecognized tax benefits in the provision for income taxes.

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method.

        Stock Based Compensation Expense—The Company accounts for employee stock and stock based compensation in accordance with ASC 718, Compensation—Stock Compensation. Accordingly, compensation expense for the fair value of stock options, as determined on the date of grant, is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for the fair value of restricted stock units, as determined on the date of grant, is recorded on a straight-line basis over the awards' vesting periods.

Recent Accounting Pronouncements

        The Accounting Standards Codification ("ASC") has become the source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP"). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.

        The Company adopted a new accounting standard included in ASC 855, "Subsequent Events" which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement became effective for interim and annual periods ending after June 15, 2009.

        The Company adopted ASC 820, "Fair Value Measurements and Disclosures" which provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This standard became effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The adoption of this standard did not have an effect on the consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        The Company adopted a new accounting standard included in ASC 825, "Financial Instruments" requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have an effect on the consolidated financial statements.

3. Reclassification

        Receivables from sales of shaft horsepower of $2.9 million and other receivables of $6.2 million as of December 31, 2008 have been reclassified from prepaid and other current assets to trade account receivables and other receivables, respectively, to conform to the current period presentation.

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

        The CKD acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations and the accompanying consolidated financial statements include the results of CKD in the unbleached kraft segment.

        The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The following table summarizes the acquisition consideration:

Purchase price (net of cash acquired of $10,572)	$474,428
Working capital adjustments	(8,918)
Transaction costs	5,497

Total acquisition consideration	$471,007

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. CKD Acquisition (Continued)

        The following table summarizes the allocation of acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Trade accounts receivable	$36,912
Inventories	55,674
Prepaid expenses and other current assets	4,431
Plant, property and equipment	382,368
Deferred income taxes	2,435
Other assets	3,521
Intangible assets	45,668
Goodwill	5,449
Accounts payable	(29,594)
Accrued expenses	(17,593)
Accrued compensation costs	(5,867)
Other liabilities	(9,024)
Pension and postretirement benefits	(3,373)

Allocation of acquisition consideration	$471,007

        The goodwill resulting from this transaction was allocated to the unbleached kraft segment. See Note 20 for additional discussion regarding the Company's segments. Goodwill is being deducted for tax purposes.

        The following table summarizes the acquired intangible assets and their respective fair value and estimated useful life at the date of acquisition:

	Fair Value	Average Remaining Useful Life In Years
Trademarks	$27,700	8
Coal supply contract with below-market terms	14,080	1.5
Engineering documents	2,220	12
Customer lists	2,025	20
Transportation lease	500	5
Land lease	290	99
Customer backlog	100	1
Emission credits	60	1
Equipment lease obligation with above-market terms	(1,307)	3.5

Total fair value of intangible assets	$45,668

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. CKD Acquisition (Continued)

        The fair value of the intangible assets are amortized on a straight-line basis over the remaining useful lives. Amortization expense for the acquired CKD intangible assets recorded for 2008, 2009 and the estimated amortization expense for the next five years is as follows:

2008 (third and fourth quarter only)	$6,178
2009	13,346
2010	3,534
2011	3,568
2012	3,639
2013	3,802
2014	3,752
Thereafter	7,849

Total amortization	$45,668

        The following unaudited pro forma consolidated results of operations assume that the acquisition of CKD occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

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

5. KPB Acquisition

        On January 2, 2007, the Company purchased substantially all of the assets and assumed certain liabilities of the Kraft Papers Business, or KPB, a division of IP, consisting of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivables, and inventories for a cash purchase price of $155.0 million less certain post-closing adjustments of $7.8 million and excluding transaction costs and two contingent earn-out payments of up to $60.0 million (in aggregate), which payments are based on KPB's annual earnings before interest, income taxes and depreciation and amortization, or EBITDA, during the five years immediately following the acquisition. Any contingent earn-out payments will be accounted for as additional purchase price consideration and will be recorded as goodwill if such performance targets are achieved. KPB was deemed an attractive acquisition candidate based on meeting the objectives of being a North American based profitable operating company in the paper and packaging industry.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. KPB Acquisition (Continued)

        In March 2009 the Company sold its dunnage bag business (see Note 6) for approximately $36 million. As a result of the sale, an approximately $4.0 million earn-out payment was made and recorded as goodwill. The total future remaining unrecorded contingent earn-out payments total up to $55.0 million at December 31, 2009.

        The KPB acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations.

        The Company used a portion of restricted cash held in trust at December 31, 2006, of $115.2 million, combined with the net long-term loan proceeds of $59.1 million ($60.0 million less $0.9 million of financing costs) to fund the acquisition.

        The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The following table summarizes the purchase price:

Purchase price	$155,000
Post closing adjustments	(7,765)
Transaction costs	3,268

Total acquisition consideration (excluding contingent purchase price)	$150,503

        The following table summarizes the allocation of the acquisition consideration to the fair value of the assets acquired and the liabilities assumed at the date of the acquisition.

Trade accounts receivable	$26,498
Inventories	25,613
Prepaid expenses and other current assets	1,089
Plant, property and equipment	104,820
Other assets	1,103
Goodwill	1,063
Intangible assets	6,058
Deferred income taxes, net	556
Accounts payable	(7,931)
Accrued expenses	(5,843)
Pension and post-retirement benefits	(2,258)
Other liabilities	(265)

Allocation of acquisition consideration	$150,503

        The following table summarizes the acquired intangible assets and their fair value:

	Fair Value	Average Remaining Useful Life In Years
Building lease with below market terms	$3,100	19
Trademark	2,800	—
Customer lists	158	8

Total fair value of intangible assets	$6,058

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. KPB Acquisition (Continued)

        For each of the years ended December 31, 2009, 2008 and 2007, amortization expense totaled $0.2 million. The trademark was appraised with an indefinite life and as a result is not being amortized, but is subject to an annual impairment review.

        At December 31, 2008, goodwill of $1.1 million was allocated to the dunnage bag business. Goodwill is not deductible for tax purposes.

        The following unaudited pro forma consolidated results of operations for the year ended December 31, 2006, assume that the KPB acquisition occurred on January 1, 2006:

Unaudited
Net sales	$246,161
Net income	$21,490
Net income per share basic	$0.86
Net income per share diluted	$0.73

6. Sale of Dunnage Bag Business

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. ("ITW") for $36.0 million less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. As a condition of sale, $2.5 million of the sale proceeds are being held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale. The Company realized a gain on the sale of the dunnage bag business as follows:

Sale price	$36,000
Working capital adjustments	(1,102)

34,898
Transaction costs	(89)
Net assets of dunnage bag business	(18,392)

Gain on sale of business	$16,417

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

6. Sale of Dunnage Bag Business (Continued)

        The following table shows the major categories of net assets of the dunnage bag business as of December 31, 2008:

December 31, 2008
Trade accounts receivable, net	$2,742
Inventories	5,281
Plant, property and equipment	2,318
Intangible assets	5,633
Goodwill	1,063
Other assets	95
Accounts payable and accrued expenses	(2,522)

Total net assets	$14,610

        The terms of the dunnage bag sale agreement include a contingency for certain slow-moving inventory items, which were excluded from the working capital adjustment calculated at closing. The Company incurred approximately $0.3 million for working capital adjustments related to this contingency.

        Since the Company will continue to supply paper under a long term supply agreement with ITW, it represents a significant continuing involvement in the operations of the dunnage bag business. Under accounting principles generally accepted in the United States, the operating results for the dunnage bag business have been included in operating income in the accompanying Consolidated Statements of Income through the date of sale.

        For segment reporting purposes, the dunnage bag business is included in other.

7. Alternative Fuel Mixture Tax Credit

        The federal government implemented an incentive program through the U.S. Internal Revenue Code that provides payments under certain circumstances for the use of alternative fuels and alternative fuel mixtures in lieu of fossil-based fuels. The credit is based on the amount of alternative fuel contained in the mixture. The Company qualifies for the alternative fuel mixture tax credit because it uses a bio-fuel known as black liquor, which is a byproduct of its wood pulping process, to power its mills.

        In March 2009, the Internal Revenue Service approved the Company's registration as an alternative fuel mixer. The Company generated refund claims totaling $178.3 million for the year ended December 31, 2009 covering fuel used at its Charleston mill from January 29th through December 31,

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

7. Alternative Fuel Mixture Tax Credit (Continued)

2009 and at its Roanoke Rapids mill from February 14th through December 31, 2009. A summary of the alternative fuel mixture tax credits is as follows:

2009
Total gallons of fuel burned (000's) (unaudited)	356,517
Tax credit for each gallon burned (unaudited)	$0.50

Total alternative fuel mixture tax credit generated	$178,258
Less tax credit included in inventory at December 31, 2009 based on FIFO	14,260

Total alternative fuel mixture tax credits included as a reduction to cost of sales for the year ending December 31, 2009	$163,998

        The alternate fuel mixture tax credit expired on December 31, 2009.

8. Inventories

        Inventories consist of the following at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Raw materials	$13,082	$19,877
Work in process	980	2,070
Finished goods	27,475	49,804
Replacement parts and supplies	19,840	17,941

Total inventories	$61,377	$89,692

        At December 31, 2009 and 2008, finished goods inventory included inventory consigned to third parties which totaled $3.8 million and $0.6 million, respectively.

9. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Land and land improvements	$25,822	$23,950
Buildings and leasehold improvements	25,665	25,235
Machinery and equipment	482,987	448,161
Construction-in-progress	12,623	22,819

	547,097	520,165
Less accumulated depreciation and amortization	76,819	36,385

Plant, property and equipment, net	$470,278	$483,780

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Plant, Property and Equipment, net (Continued)

        Depreciation expense for the years ended December 31, 2009, 2008, and 2007, was $41.3 million, $25.3 million and $11.1 million, respectively.

        At December 31, 2009 and 2008, unamortized capitalized software costs totaled approximately $8.0 million and $5.0 million, respectively. Such amount is being amortized over five years. Amortization expense for the years ended December 31, 2009 and 2008, for software development costs were $1.7 million and $1.0 million, respectively.

10. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill for the years ended December 31, 2009 and 2008, by operating segment:

	Unbleached kraft	Other	Total
Goodwill at December 31, 2007	$1,064	$1,231	$2,295
CKD acquisition	5,461	—	5,461
KPB acquisition adjustment	(1,064)	(168)	(1,232)

Goodwill at December 31, 2008	$5,461	$1,063	$6,524
KPB earn-out	—	3,977	3.977
Sale of business	—	(5,040)	(5,040)
CKD acquisition adjustment	(12)	—	(12)

Goodwill at December 31, 2009	$5,449	$—	$5,449

        Intangible assets other than goodwill include the following:

	Indefinite-lived trademarks	Definite-lived trademarks	Customer lists	Leases, contracts and other	Total
Other intangibles at December 31, 2007	$2,800	$—	$138	$2,937	$5,875
CKD acquisition	—	27,700	2,029	15,947	45,676
Amortization expense	—	(1,731)	(71)	(4,554)	(6,356)

Other intangibles at December 31, 2008	$2,800	$25,969	$2,096	$14,330	$45,195
CKD acquisition	—	—	(4)	(4)	(8)
Sale of business	(2,800)	—	(57)	(2,732)	(5,589)
Amortization expense	—	(3,463)	(104)	(9,833)	(13,400)

Other intangibles at December 31, 2009	$—	$22,506	$1,931	$1,761	$26,198

        Estimated amortization expense for the next five years, beginning with 2010, is as follows: $3.5 million, $3.6 million, $3.6 million, $3.8 million, and $3.8 million. At December 31, 2009, the weighted average remaining useful life for trademarks is 8 years; customer relationships is 20 years; other contractual agreements is 28 years; and for intangible assets in total is 10 years. As of December 31, 2009, the estimated remaining useful lives are as follows: definite-lived trademarks 6 years, customer lists 18 years and leases, contracts and other 1 to 97 years.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Accrued expenses

        Accrued expenses consist of the following at December 31, 2009 and 2008, respectively:

	December 31,
	2009	2008
Accrued interest	$170	$7,024
Accrued taxes other than income	5,315	6,896
Accrued energy costs	5,182	5,453
Other accruals	10,133	11,089

Total accrued expenses	$20,800	$30,462

12. Long-term Debt and Senior Credit Facility

        Long-term debt and notes, net, at December 31, 2009 and 2008, are summarized as follows:

	December 31,
	2009	2008
Term A loan with interest payable monthly at LIBOR plus 1.5% at December 31, 2009 and 3.0% at December 31, 2008	$136,168	$364,616
Term B loan with interest payable monthly at LIBOR plus 3.5%	8,729	23,373
Senior Notes with interest payable quarterly at 8.3%	—	40,000
Revolving credit facility (3.25% at December 31, 2009 and 4.75% at December 31, 2008)	7,400	12,400

Sub-total	152,297	440,389
Less current portion of long-term debt and notes	(18,630)	(40,556)
Less current portion of revolving credit facility	(7,400)	—
Less unamortized debt issuance costs	(5,236)	(10,460)

Total long-term debt and notes, net of current portion	$121,031	$389,374

        The principal portion of long-term debt and outstanding amounts on the revolving credit facility at December 31, 2009 becomes due as follows:

Total
Fiscal year ending:
2010	$26,030
2011	20,699
2012	20,699
2013	81,003
2014	1,247
2015 and thereafter	2,619

Total	$152,297

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Long-term Debt and Senior Credit Facility (Continued)

        The Company incurred approximately $12.6 million of debt issuance costs associated with the new Senior Credit Agreement, which is being amortized over a five-year period using the effective interest method. For the years ended December 31, 2009, 2008 and 2007, $6.0 million, $2.0 million and $0.3 million, respectively, of debt issuance costs have been amortized and recognized within interest expense.

Senior Credit Agreement

        On June 12, 2008, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement"), effective with the consummation of the acquisition of CKD, which provides for an aggregate of up to $515 million in senior secured credit facilities (the "Senior Credit Facilities"), consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility (including a letter of credit sub-facility). The Senior Credit Agreement replaces the prior senior secured credit facility due on December 31, 2011. The Senior Credit Facilities are guaranteed by the Company and its domestic subsidiaries and are secured by substantially all of the Company's assets.

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

        Outstanding principal under the term A loan facility and the revolving credit facility initially bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 1.50%, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.00%. Commencing six months after the closing of the Senior Credit Facilities, pricing under the term A loan facility, the revolving credit facility and the unused line fee for the revolving credit facility will be determined by reference to a pricing grid based on our total leverage ratio. Under the pricing grid, the applicable margins for the term A loan facility and the revolving credit facility will range from 0.0% to 1.5% for base rate loans and from 1.50% to 3.00% for Eurodollar loans, and the unused line fee for the revolving credit facility will range from 0.375% to 0.50%. At December 31, 2009 and 2008, the term loan A was a Eurodollar loan with a 1.7309% interest rate based on 1.50% margin and 6.1225% interest rate based on a 3.0% margin, respectively. At December 31, 2009 and 2008, the interest rate on the revolving credit facility was 3.25% and 4.75%, respectively. The unused line fee for the revolving credit facility was 0.375% and 0.50% at December 31, 2009 and 2008, respectively.

        Outstanding principal under the term B loan facility bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 2.00% or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50%. At December 31, 2009 and 2008, the term B loan was a Eurodollar loan with a 3.7309% and 6.6225% rate, respectively.

        The term loan facilities and the revolving credit facility may be prepaid at any time without premium penalties. The Senior Credit Facilities are subject to mandatory prepayment with specified

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Long-term Debt and Senior Credit Facility (Continued)

percentages of the net cash proceeds of certain asset dispositions, casualty events, exercise of outstanding warrants, debt and equity issuances, and with excess cash flow, in each case subject to certain conditions. During the years ended December 31, 2009 and 2008, $120.5 million and $13.5 million, respectively, of mandatory prepayments were made.

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $13.0 million as of December 31, 2009. These letters of credit are used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2010 unless extended.

        Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes. At December 31, 2009, borrowings under the revolving credit facility totaled $7.4 million and are included as current liabilities in the accompanying consolidated balance sheets as its management's intention to repay this debt in the next twelve months.

Note Purchase Agreement

        Pursuant to the Note Purchase Agreement dated July 1, 2008, (the "Note Purchase Agreement") the Company issued senior secured promissory notes (the "Senior Notes") with an aggregate principal amount of $40 million and interest rate of 8.30%. The Senior Notes are guaranteed by the Company and secured by substantially all of the Company's assets.

        The Senior Notes were extinguished in July 2009 using cash from operations.

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

        Under the financial covenants of the Senior Credit Agreement, we must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing our debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments as defined in the Senior Credit Agreement. On December 31, 2009, the maximum permitted leverage ratio is 3.00 to 1.00 and continues throughout the remainder of the term. On December 31, 2009, the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 0.84 to 1.00.

        The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing our twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments, as defined by the Senior Credit Agreement, less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Senior Credit Agreement through the quarter ending September 30, 2011, the fixed charge coverage ratio is required to be at least 1.10 to 1.00. Starting with the quarter ending December 31, 2011, through the end of the Senior Credit Agreement, the fixed charge coverage ratio is required to be not

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Long-term Debt and Senior Credit Facility (Continued)

less than 1.15 to 1.00. On December 31, 2009, the Company was in compliance with the Senior Credit Agreement with a fixed charge coverage ratio of 4.30 to 1.00.

        As of December 31, 2009, the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

13. Retirement Plans

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

        As part of the CKD acquisition approximately 615 union employees were added to the Company's Plan. In addition, the Company assumed a liability for certain benefits for prior service of $1.6 million at July 1, 2008.

        As a result of the sale of the dunnage bag business on March 31, 2009, approximately 100 employees ceased earning benefits under the Plan.

        As of December 31, 2009, there were approximately 1,000 union employees participating in the Plan.

        The annual measurement date for the Plan is December 31.

Net Pension cost

        Net pension cost recognized for the years ended December 31, 2009, 2008 and 2007, for the Company's pension plan is as follows:

	Years Ended December 31,
	2009	2008	2007
Service cost for benefits earned during the year	$2,839	$1,999	$1,154
Interest cost on projected benefit obligations	373	198	84
Return on plan assets	(153)	(26)	(1)

Net pension cost	$3,059	$2,171	$1,237

Actuarial assumptions

        The Company annually evaluates and updates as necessary the assumptions used in the determination of net pension cost, including the discount rate and the expected return on plan assets. The discount rate for the years ended December 31, 2009 and 2008 was 6.0%. The long-term expected rate of return on plan assets for the years ended December 31, 2009 and 2008 was 6.5% and 7.5%, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Retirement Plans (Continued)

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

Funded status of Plan

        As of December 31, 2009 and 2008, the Plan is under funded by $3.2 million and $5.4 million, respectively, and has been included in the accompanying Consolidated Balance Sheets as a non-current liability. The Company will fund its pension plan according to IRS funding limitations. Based on those limitations, KapStone expects to contribute $4.1 million to its pension plan in 2010.

Changes in Benefit Obligations and Plan Assets

        The following reconciles beginning and ending projected benefit obligation for the Company.

	Years Ended December 31,
	2009	2008
Projected benefit obligation at beginning of year	$6,240	$2,639
Projected benefit obligation assumed for CKD acquisition	—	1,368
Benefit increase for dunnage bag business employees	60	—
Service cost for benefits earned during the year	2,839	1,999
Interest cost on projected benefit obligations	373	198
Benefits paid	(260)	(2)
Actuarial loss	231	38

Projected benefit obligation at end of year	$9,483	$6,240

        The accumulated benefit obligation at December 31, 2009 and 2008 was $9.5 million and $6.2 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Retirement Plans (Continued)

        Assets in the plan consist primarily of debt and equity securities. The following reconciles beginning and ending fair value of the Company's plan assets:

	Years Ended December 31,
	2009	2008
Fair value of plan assets at beginning of year	$832	$4
Actual gain / (loss) on plan assets	296	(218)
Benefits paid	(260)	(2)
Employer contributions	5,399	1,048

Fair value of plan assets at end of year	$6,267	$832

        The Company's pension plan weighted average asset allocations at December 31, 2009 and 2008, by asset category were as follows:

		Years Ended December 31,
	Target Allocation
		2009	2008
Equity securities	20%	21%	20%
Debt securities	77%	79%	76%
Real estate	3%	—%	4%

Total assets	100%	100%	100%

        The investment objectives for the pension plan assets are to generate returns that will enable the plans to meet their future obligations. The strategies balance the requirement to generate returns through investments such as equity securities, with the need to control risk through less volatile assets such as debt securities. The Plan assets are managed in two separate portfolios, an equity portfolio and a bond portfolio. The strategy is to invest 20% and 80% of the plan assets in equity securities and debt securities, respectively. The total return is tracked to the relevant market index, within specified tolerances, for each of the funds in which the assets are invested.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Retirement Plans (Continued)

        Disclosures concerning assets measured at fair value on a recurring basis at December 31, 2009, which have been categorized under the fair value hierarchy for the Plan by the Company, are as follows:

	KapStone Paper and Packaging Defined Benefit Plan
	Fair Value Measurements at December 31, 2009
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Equity Securities:
U.S. large-cap	$883	$—	$883	$—
U.S. mid-cap growth	78	—	78	—
U.S. small-cap	77	—	77	—
International funds	254	—	254	—
Debt securities:
Corporate bonds	2,943	—	2,943	—
Mortgage-backed securities	2,011	—	2,011	—
Real estate	21	—	—	21

Total	$6,267	$—	$6,246	$21

Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31:

2010	$160
2011	240
2012	330
2013	440
2014	540
Years 2015-2019	$4,900

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Retirement Plans (Continued)

Post Retirement Costs

        Net post-retirement cost recognized for the years ended December 31, 2009, 2008 and 2007 for the Company's retiree medical and life insurance benefits is as follows:

	Years Ended December 31,
	2009	2008	2007
Service cost for benefits earned during the year	$112	$66	$27
Interest cost on projected benefit obligations	167	100	48
Expected return on plan assets	—	—	—
Amortization of net gain	(58)	(31)	—

Net post-retirement cost	$221	$135	$75

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates is not material to total service and interest costs and the postretirement benefit obligation.

        Included in accumulated other comprehensive income at December 31, 2009 and 2008, is an immaterial unrecognized actuarial gain. The estimated actuarial gain that will be recognized in 2010 periodic post-retirement cost is $0.5 million.

Actuarial Assumptions

        The Company annually evaluates and updates as necessary the assumptions used in the determination of post-retirement benefit cost, including the discount rate and health care trend rates. The discount rates as of December 31, 2009 and 2008 were 6.0%.

Changes in Benefit Obligations

        As of December 31, 2009 and 2008, the plan is under funded by $2.7 million and $2.9 million, respectively, which has been included in the accompanying Consolidated Balance Sheets. The plan is only funded in an amount equal to benefits paid. The Company does not fund these benefits prior to payment of claims.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Retirement Plans (Continued)

        The following reconciles beginning and ending projected benefit obligations:

	Years Ended December 31,
	2009	2008
Projected benefit obligation at beginning of the year	$2,893	$761
Projected benefit obligation assumed for CKD acquisition	—	1,819
Service cost for benefits earned during the year	112	66
Interest cost on projected benefit obligations	167	100
Actuarial (gain) loss	(412)	147
Plan modification due to sale of dunnage bag business	(46)	—
Benefits paid	—	—

Projected benefit obligation at end of year	$2,714	$2,893

Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31:

2010	$107
2011	196
2012	268
2013	294
2014	295
Years 2015-2019	1,390

Defined Contribution Plans

        In January 2007 the Company established a defined contribution plan covering all eligible employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried employees and vest after three years for union employees. For the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $2.1 million, $2.4 million and $1.0 million, respectively, for matching contributions. Effective February 1, 2009, matching contributions for salaried employees were temporarily suspended due to economic conditions. The matching contributions were reinstated effective January 1, 2010.

        The Company's Retirement Savings Plan, which covers all eligible salaried employees, provides for contributions based on an employee's salary and age. The Company contributions vest 100% after three years. For the years ended December 31, 2009, 2008 and 2007, the expense recognized by the Company for contributions to the Retirement Savings Plan was $1.9 million, $1.3 million and $0.6 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Income taxes

        The Company's U.S. federal statutory tax rate is 35.0% for each of 2009, 2008 and 2007. The Company's effective tax rate for the years ended December 31, 2009, 2008, and 2007 was 39.4%, 38.8% and 36.0%, respectively. Substantially all income is earned in the United States.

        The Company's provision for income taxes for the years ended December 31, 2009, 2008, and 2007 consists of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$27,367	$(4,035)	$13,298
State	5,311	(127)	2,084

Total current	32,678	(4,162)	15,382

Deferred:
Federal	$15,945	$14,585	$(152)
State	3,514	2,059	(92)

Total deferred	19,459	16,644	(244)

Total provision for income taxes	$52,137	$12,482	$15,138

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.0	3.9	3.2
Manufacturing deduction	—	—	(2.0)
Other	0.4	(0.1)	(0.2)

Effective tax rate	39.4%	38.8%	36.0%

        The effective tax rate for the year ended December 31, 2007 includes a 2.0% benefit, provided to U.S. manufacturers' under the American Jobs Creation Act of 2004.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2009 and 2008, for the Company are as follows:

	December 31,
	2009	2008
Deferred tax assets and liabilities resulting from:
Trade accounts receivable	$376	$775
Inventories	3,738	2,923
Accrued compensation costs	1,499	1,083
Acquisition transaction costs	1,441	1,745
Pension and post-retirement benefits	2,351	218
Stock based compensation	1,729	943
Tax credits	247	1,016
Intangible assets	5,762	687
Other	432	541

Total deferred tax assets	17,575	9,931
Prepaid expenses	(500)	(1,294)
Tax depreciation in excess of book depreciation	(49,501)	(20,239)
Intangible assets and other	(547)	(986)

Total deferred tax liabilities	(50,548)	(22,519)

Net deferred tax (liabilities) / assets, net	$(32,973)	$(12,588)

        At December 31, 2009 and 2008, the Company had the following net deferred tax (liabilities) / assets on the Consolidated Balance Sheets:

	December 31,
	2009	2008
Current deferred tax assets, net	$5,604	$3,363
Non current deferred tax (liabilities) / assets, net	(38,577)	(15,951)

Total deferred tax (liabilities) / assets, net	$(32,973)	$(12,588)

        The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits.

        Additionally, for uncertain tax positions, a threshold condition must be met for any part of the benefit of such a position to be recognized in the financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Income taxes (Continued)

        The following is a reconciliation of the total amount of unrecognized tax benefits:

2009
Unrecognized tax benefits—January 1, 2009	$—
Gross increase—tax positions prior period	—
Gross decrease—tax positions prior period	—
Gross increase—tax positions current period	62,943
Settlement	—
Lapse of statute of limitations	—

Unrecognized tax benefits—December 31, 2009	$62,943

        Total unrecognized tax benefits as of December 31, 2009 were $62.9 million, of which $62.9 million would impact the effective tax rate if recognized. The Company classifies interest and penalties as component of the provision for income taxes. Total accrued interest and penalties as of December 31, 2009, were approximately $0.4 million. Unrecognized tax benefits of $62.9 million are included in other long term liabilities in the accompanying Consolidated Balance Sheets.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open tax years are 2005 through 2009. The Company's tax returns for 2007 and 2008 are currently under examination by the Internal Revenue Service.

15. Stockholder's equity

Common Stock Warrants

        In connection with the Company's initial public offering, on August 19, 2005, the Company sold 20,000,000 units ("Units") for a gross price of $6.00 per Unit. Each Unit consisted of one share of the Company's common stock, $0.0001 par value, and two warrants. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 with an expiration date of August 17, 2009. For the years ended December 31, 2009 and 2008, 17.0 million and 3.1 million of common stock warrants were exercised with proceeds totaling $85.2 million and $15.5 million, respectively. On August 17, 2009, 19.5 million warrants expired.

Employee Stock Purchase Plan

        In December 2009 the Company established, subject to shareholder approval, the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The Plan allows for employees to purchase shares of company stock at a five percent discount from market price. A total of 500,000 shares are reserved for future awards. No shares were issued for the year ended December 31, 2009.

Common Stock Reserved for Issuance

        At December 31, 2009, approximately 1.7 million shares of common stock were reserved for issuance upon 0.2 million shares for stock awards, 1.0 million shares for the underwriter's purchase option and 0.5 million shares for the ESPP.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stockholder's equity (Continued)

Underwriter's Fee

        In connection with the Company's initial public offering on August 19, 2005, the Company agreed to pay the underwriter $1.2 million relating to the Company's initial public offering payable upon a successful business combination. Upon the consummation of KPB acquisition in January 2007, the fee was paid and charged against additional paid in capital.

Underwriter's Purchase Option

        In connection with the Company's initial public offering, the Company paid the underwriters an underwriting discount of five percent of the gross proceeds of the offering. The Company also issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. The units issuable upon the exercise of this option are identical to those offered in the public offering, except that the exercise price of the warrants included in the underwriter's purchase option is $6.25. This option is exercisable commencing on the later of the consummation of a Business Combination or one year from the date of the public offering, expires five years from the date of the public offering, and may be exercised on a cashless basis. However, the option may be transferred to any underwriter or selected dealer participating in the public offering and their bona fide officers or partners.

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

        The Company has estimated, based upon a Black Scholes model, that the fair value of the purchase option on the date of sale was approximately $980,000, using an expected life of four years, volatility of 23.9 percent, and a risk-free interest rate of 3.93 percent. However, because the Units did not have a trading history, the volatility assumption was based on information available to management. The volatility estimate was derived using five-year historical stock prices for the nine companies in the Standard and Poor's Supercomposite Paper Packaging Index. The Company believes the volatility estimate calculated from this index is a reasonable benchmark to use in estimating the expected

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stockholder's equity (Continued)

volatility of the Units; however, the use of an index to estimate volatility may not necessarily be representative of the volatility of the underlying securities.

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

16. Stock-Based Compensation

        On December 29, 2006, stockholders approved the 2006 Incentive Plan ("Incentive Plan"). A maximum of 3.0 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called "Awards"), may be granted under the Incentive Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Incentive Plan. The number of shares available under the Incentive Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the Incentive Plan are exercisable for a period fixed by the Administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        The Company's Compensation Committee approves all stock awards. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. As a result, the Company recognized $2.4 million, $1.8 million and $0.7 million of compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

        At December 31, 2009, there were 0.2 million shares of common stock reserved for future stock awards.

        ASC 718 requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Stock-Based Compensation (Continued)

previously required. The Company did not recognize any excess tax benefits for the years ended December 31, 2009, 2008 and 2007.

Stock options

        In 2009, 2008 and 2007 the Company's Compensation Committee granted 829,702, 748,428 and 631,050, respectively, stock option grants to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50% after two years and the remaining 50% after three years. Stock options granted in 2009 and 2008 have a contractual term of ten years. Stock options granted in 2007 have a contractual term of seven years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant and compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding January 1, 2007	—	$—	—	$—
Granted	631,050	6.77	6.3	—
Exercised	—	—	—	—
Lapsed	—	—	—	—

Outstanding at December 31, 2007	631,050	$6.77	6.3	$147
Granted	748,428	6.96
Exercised	—	—
Lapsed (forfeited or cancelled)	(33,131)	(6.98)

Outstanding at December 31, 2008	1,346,347	6.87	7.7	$(6,045)
Granted	829,702	3.70	9.4	5,086
Exercised	(4,450)	9.25
Lapsed (forfeited or cancelled)	(9,522)	6.85

Outstanding at December 31, 2009	2,162,077	$5.66	7.6	$9,029

Exercisable at December 31, 2009	306,300	$6.76	4.3	$940

        Total stock-based compensation recorded in the Consolidated Statements of Income related to stock option grants was $1.4 million, $1.1 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $1.6 million of unrecognized compensation expense related to non-vested stock options that will be recognized over the remaining vesting period of approximately two years.

        The weighted average fair value of the KapStone stock options granted in 2009, 2008 and 2007 was $1.79, $2.22 and $2.30, respectively. The fair value cost of awards granted in 2009, 2008 and 2007 was

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Stock-Based Compensation (Continued)

$1.5 million, $1.6 million and $1.5 million, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the "simplified method", defined in SEC Staff Accounting Bulletin ("SAB") No. 107, to determine the expected term assumption for all of its options. The Company uses the "simplified method", as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected term of the stock options.

        The assumptions utilized for determining the fair value of stock options awarded during the period 2009, 2008 and 2007 are as follows:

	December 31,
	2009	2008	2007
KapStone Stock Options Black-Scholes-Merton assumptions (weighted average):
Expected volatility	47.0%	24.4%	28.6%
Expected term (years)	6.25	6.5	5.0
Risk-free interest rate	2.3%	3.4%	4.6%
Expected dividend yield	—%	—%	—%

Restricted Stock

        In 2009, 2008 and 2007 the Company's Compensation Committee granted 219,864, 194,903 and 174,000 respectively, restricted stock units to executive officers and employees as compensation for service. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Stock-Based Compensation (Continued)

        The following table summarizes restricted stock amounts and activity:

	Shares/Units	Weighted Average Grant Price
Outstanding at January 1, 2007	—	$—
Granted	174,000	6.76
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2007	174,000	$6.76
Granted	194,903	6.98
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2008	368,903	$6.88
Granted	219,864	3.70
Vested	—	—
Forfeited	(3,098)	6.84

Outstanding at December 31, 2009	585,669	$5.68

        Total stock-based compensation expense recorded in the Consolidated Statements of Income related to the restricted stock awards was $1.0 million, $0.7 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, 2008 and 2007, there was $1.3 million, $1.5 million and $0.8 million, respectively, of total unrecognized compensation expense related to restricted stock that will be recognized over the remaining vesting period of approximately two years.

17. Commitments and Contingencies

Transition Services Agreements

        In conjunction with the KPB and CKD acquisitions, the Company entered into transition services agreements with IP and MWV for certain transitional support services. The Company terminated its transitional services agreement with IP upon converting to its new ERP system in April 2008. The Company terminated a portion of services being provided by MWV upon migrating CKD to the Company's ERP on October 1, 2009. The balance of MWV services were terminated effective December 31, 2009 when CKD migrated to a new production, order entry and receivables management application. For the years ended December 31, 2009, 2008 and 2007, the Company incurred and expensed approximately $5.1 million, $4.3 million and $2.4 million, respectively for such services.

Commercial Commitments

        KapStone's commercial commitments as of December 31, 2009 represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. As

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

17. Commitments and Contingencies (Continued)

of December 31, 2009, KapStone had $13.0 million of these commitments, with a majority expiring in 2010 if not renewed. No amounts have been drawn under these letters of credit.

Legal claims

        We are party to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of any these matters, based on our assessment of the facts and circumstances now known, we do not believe that any these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

Operating Leases

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ending December 31,
2010	$3,760
2011	3,333
2012	2,645
2013	1,644
2014	1,162
Thereafter	1,445

Total	$13,989

        The Company's rental expense under operating leases amounted to $4.9 million, $3.9 million and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Purchase Obligation

        In conjunction with the CKD acquisition, the Company entered into a long-term fiber supply agreement with MWV. Pursuant to the agreement, the Company will purchase approximately 25% of its pine pulpwood and 60% of its saw timber requirements for a period of 15 years. The purchases are based on market prices and are accounted for as raw materials. The Company purchased approximately $35.2 million and $17.1 million of materials in accordance with the agreement for years ended December 31, 2009 and 2008, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

18. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2009	2008	2007
Net income as reported	$80,280	$19,665	$26,963
Weighted-average number of common shares for basic net income per share	34,675,804	26,486,924	25,010,057
Incremental effect of dilutive common stock equivalents:
Common stock warrants	—	7,766,391	10,994,018
Underwriter's purchase option	15,051	90,083	111,536
Unexercised stock option awards	119,592	—	—
Unvested restricted stock awards	257,476	112,418	18,877

Weighted-average number of shares for diluted net income per share	35,067,923	34,455,816	36,134,488

Net income per share—basic	$2.32	$0.74	$1.08
Net income per share—diluted	$2.29	$0.57	$0.75

        In August 2009, 17.0 million warrants were exercised and converted into common stock. The 19.4 million remaining warrants expired.

        Stock option awards of 1.3 million shares and 0.6 million shares were outstanding at December 31, 2008 and 2007, respectively, but were not included in the computation of diluted net income per share because the options were not-in-the money.

19. Performance Improvement Plan

        In May 2008 shareholders approved the KapStone Paper and Packaging Performance Improvement Plan ("PIP"). The PIP, effective January 1, 2009, provides for annual incentive awards to executive officers and other participating employees. The PIP is to promote the interests of the Company and its stockholders by providing an incentive for participating employees to meet specified performance goals. The PIP rewards outstanding performance by those individuals whose decisions and actions affect the sustainable growth, profitability and efficient operation of the Company. The performance criteria set forth in the PIP are intended to align the interests of participating employees with the interests of stockholders.

        The PIP is administered by the Compensation Committee ("Committee"), at least two members of which are "outside directors" under Section 162(m) of the Code. The Committee selects participants, sets the performance criteria and targets, and makes all decisions with respect to employees. The Compensation Committee selects eligible participants no later than 90 days after the beginning of the year.

        No later than 90 days after the beginning of the year, the Committee determines the target award for each participant or category of participant. This is typically specified as a percentage of salary. In addition, the Committee will choose one or more performance criteria to be applied and set the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19. Performance Improvement Plan (Continued)

performance goals for each of the criteria. When the Committee sets the performance goals, the Committee may take into account any extraordinary or one-time or other non-recurring items or any events, transactions or other circumstances that the Committee deems relevant in light of the nature of the performance goals set or the assumptions made by the Committee regarding such goals.

        Due to economic conditions in early 2009, the Company temporarily suspended the PIP and no incentive compensation was paid or accrued for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, incentive compensation expense totaled $1.5 million and $1.7 million, respectively.

20. Segment Information

        The Company has one reportable segment, unbleached kraft. The unbleached kraft segment consists of the Company's paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard, saturating kraft and unbleached folding carton board. These products are sold to customers who convert our products into end-market finished products. In the table below, Other represents the Company's dunnage bag business, which was sold on March 31, 2009, to Illinois Tool Works Inc.

        The Company's reportable and operating segment is based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with ASC 805, "Segment Reporting." In the third quarter 2009, the Company revised its reporting structure. Segment disclosures have been revised to conform to the current presentation for all reporting periods.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

20. Segment Information (Continued)

        Corporate expenses that benefit the entire organization are not charged to the operating segments.

	Years Ended December 31,
Operating Segment (In thousands):	2009	2008	2007
Net sales:
Unbleached kraft	$626,450	$495,864	$227,921
Other	6,927	33,041	32.801
Elimination of intersegment sales	(899)	(4,356)	(3,927)

Total	$632,478	$524,549	$256,795

Net sales to external customers:
Unbleached kraft	$625,551	$491,508	$223,994
Other	6,927	33,041	32,801

Total	$632,478	$524,549	$256,795

Operating income/(loss):
Unbleached kraft	$155,904	$66,871	$51,901
Other	748	5,248	6,350
Gain on sale of business	16,417	—	—
Corporate	(21,707)	(21,463)	(13,951)

Total	$151,362	$50,656	$44,300

Depreciation and amortization:
Unbleached kraft	$52,687	$30,231	$10,966
Other	101	384	349
Corporate	1,879	1,068	12

Total	$54,667	$31,683	$11,327

Capital spending:
Unbleached kraft	$26,347	$20,575	$6,095
Other	—	310	359
Corporate	2,818	2,285	5,407

Total	$29,165	$23,170	$11,861

Total assets (at December 31, 2009 and 2008):
Unbleached kraft	$638,050	$679,606
Other	—	17,132
Corporate	31,073	30,452

Total	$669,123	$727,190

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

20. Segment Information (Continued)

        Net sales for the years ended December 31, 2009, 2008 and 2007, are as follows:

	Years Ended December 31,
	2009	2008	2007
Net sales:
To customers located in the United States	$393,133	$359,113	$211,962
Export sales to foreign based customers	239,345	165,436	44,833

Total	$632,478	$524,549	$256,795

        No foreign country accounted for more than 10% of consolidated net sales in 2009, 2008 and 2007.

21. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for fiscal 2009 and 2008. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
Fiscal 2009 (In thousands):	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009(1)
Net sales	$140,584	$156,493	$170,335	$165,066
Gross profit(2)	$17,163	$41,486	$53,597	$53,082
Operating income(3)	$26,237	$33,368	$46,499	$45,258
Net income	$11,112	$18,112	$25,672	$25,384
Net income per share:
Basic	$0.39	$0.64	$0.70	$0.56
Diluted	$0.39	$0.63	$0.69	$0.55

(1)
Operating income in the quarter ended December 31, 2009, includes annual planned maintenance outage costs of $6.0 million.

(2)
Gross profit in each of the 2009 quarters includes alternative fuel mixture tax credits of $5.4 million, $48.6 million, $53.5 million and $56.5 million, respectively. The tax credit expired on December 31, 2009.

(3)
Operating income in the quarter ended March 31, 2009, includes $17.4 million for the gain on the sale of the dunnage bag business.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

21. Quarterly Financial Information (Unaudited) (Continued)

	Quarters Ended
Fiscal 2008 (In thousands):	March 31, 2008	June 30, 2008	September 30, 2008(1)	December 31, 2008
Net sales	$67,129	$68,162	$207,671	$181,587
Gross profit	$16,391	$17,603	$23,685	$22,571
Operating income	$11,645	$13,226	$14,146	$11,639
Net income	$7,230	$8,251	$2,305	$1,879
Net income per share:
Basic	$0.29	$0.32	$0.09	$0.07
Diluted	$0.21	$0.22	$0.06	$0.07

(1)
Operating income in the quarter ended September 30, 2008, includes annual planned maintenance outage costs of $6.0 million.

KAPSTONE PAPER AND PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (In thousands):

		Additions
Year ended:	Balance at beginning of year	Charged to Expense	Other(1)	Deductions(2)	Balance at end of year
December 31, 2009	$2,421	$594	$(102)	$(1,696)	$1,217
December 31, 2008	$—	$2,360	$61	$—	$2,421
December 31, 2007	$—	$—	$—	$—	$—

(1)
2009-reflects allowance associated with dunnage bag business which was sold. 2008-reflects allowance for doubtful accounts assumed as part of the CKD acquisition.

(2)
2009-customer accounts reserved in 2008 and deemed worthless in 2009 and written off.