Form 10-Q
period 2010-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2010-05-05
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2010

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
Yes ☐  No ☒

There were 45,865,857 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 30, 2010, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,851	$2,440
Trade accounts receivable, less allowances of $1,256 in 2010 and $1,217 in 2009	59,187	58,408
Other receivables	10,497	16,487
Inventories	69,715	61,377
Refundable and prepaid income taxes	18,008	13,757
Prepaid expenses and other current assets	5,860	1,690
Restricted cash	2,500	2,500
Deferred income taxes	5,603	5,604
Total current assets	175,221	162,263

Plant, property and equipment, net	466,668	470,278
Other assets	5,471	4,935
Intangible assets, net	25,315	26,198
Goodwill	4,811	5,449

Total assets	$677,486	$669,123

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,267	$18,630
Borrowings under revolving credit facility	4,500	7,400
Other current borrowings	1,712	—
Accounts payable	57,664	52,147
Accrued expenses	21,053	20,800
Accrued compensation costs	9,015	7,719
Total current liabilities	112,211	106,696

Other liabilities:
Long-term debt, net of current portion	107,929	121,031
Pension and post-retirement benefits	6,141	5,949
Deferred income taxes	41,475	38,577
Other liabilities	53,644	48,080
Total other liabilities	209,189	213,637

Commitments and contingencies
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.0001 par value, 175,000,000 shares authorized; 45,814,917 shares issued and outstanding (40,000 treasury shares outstanding) at March 31, 2010 and 45,418,074 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2009	5	5
Additional paid-in capital	220,821	219,828
Retained earnings	135,437	129,046
Accumulated other comprehensive loss	(177)	(89)
Total stockholders’ equity	356,086	348,790

Total liabilities and stockholders’ equity	$677,486	$669,123

See notes to consolidated financial statement

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$176,499	$140,584
Cost of sales, excluding depreciation and amortization	130,301	96,484
Freight and distribution expenses	16,070	13,328
Selling, general and administrative expenses	7,099	8,557
Depreciation and amortization	11,346	13,609
Gain on sale of business	—	17,399
Other operating income	283	232
Operating income	11,966	26,237
Foreign exchange losses	366	298
Interest income	9	1
Interest expense	1,637	5,733
Income before provision for income taxes	9,972	20,207
Provision for income taxes	3,581	9,095
Net income	$6,391	$11,112

Weighted-average number of shares outstanding:
Basic	45,483,293	28,370,248
Diluted	46,622,595	28,480,055
Net income per share:
Basic	$0.14	$0.39
Diluted	$0.14	$0.39

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$6,391	$11,112
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,346	13,609
Stock based compensation expense	637	506
Amortization of debt issuance costs	776	823
Loss on disposal of fixed assets	153	375
Deferred income taxes	2,899	7,165
Gain on sale of dunnage bag business	—	(17,399)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(779)	11,992
Other receivables	5,990	(23,773)
Inventories	(8,338)	5,586
Refundable and prepaid income taxes	(4,279)	11,224
Prepaid expenses and other current assets	(4,170)	(2,507)
Other assets	(635)	—
Accounts payable	5,517	(2,575)
Accrued expenses and other	6,191	(14,451)
Accrued compensation costs	1,296	(5,281)
Net cash provided by (used in) operating activities	22,995	(3,594)

Investing activities
CKD acquisition	638	—
Proceeds from sale of dunnage bag business	—	36,083
Restricted cash	—	(2,500)
Capital expenditures	(7,248)	(6,323)
Net cash provided by (used in) investing activities	(6,610)	27,260

Financing activities
Proceeds from revolving credit facility	51,800	37,900
Repayments on revolving credit facility	(54,700)	(21,000)
Repayments of long-term debt	(14,141)	(42,806)
Proceeds from the exercises of stock options, including tax benefits	355	—
Proceeds from other current borrowings	2,564	—
Repayments on other current borrowings	(852)	—
Debt issuance costs	—	(405)
Net cash provided by (used in) financing activities	(14,974)	(26,311)

Net increase (decrease) in cash and cash equivalents	1,411	(2,645)
Cash and cash equivalents-beginning of period	2,440	4,165
Cash and cash equivalents-end of period	$3,851	$1,520

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.                                      Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The implementation of this standard did not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This guidance is included in FASB ASC 805, Business Combinations. This guidance requires the Company to continue to follow the guidance in SFAS No. 141 (also included in FASB ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This guidance also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under this guidance, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to 2009.  No business combinations occurred during the three months ended March 31, 2010.

3.                                      Alternative Fuel Mixture Tax Credit

A summary of alternative fuel mixture tax credits recognized in the consolidated financial statements for the quarters ended March 31, 2010 and March 31, 2009 is as follows:

	2010	2009
Gallons of fuel burned (000’s) (unaudited)	—	47,818
Tax credit for each gallon burned	—	$0.50

Total alternative fuel mixture tax credit generated (1)	$—	$23,909

Recognition of tax credit deferred in December 31, 2009 inventory	14,260	—

Tax credit related to inorganic content burned in 2009	7,895	—

Tax credit included in ending inventory	—	(18,465)

Total alternative fuel mixture tax credits included as a reduction to cost of sales for quarter ending March 31, 2010 and March 31, 2009	$22,155	$5,444

(1) The alternate fuel mixture tax credit expired on December 31, 2009.

The Company recognized $14.3 million of the tax credits in the quarter ended March 31, 2010 as a reduction of cost of goods sold that had been included as a reduction to the cost of inventory at December 31, 2009.

The Company believes it is eligible to receive an additional $7.9 million credit based on an U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010 which indicates that the portion of inorganic content included in the fuel burned is eligible for a $0.50 per gallon refund. The Company had excluded this amount when submitting refunds during 2009. Inorganic content represented about 4% of the total gallons burned in 2009.

4.                                      Planned Maintenance Outage

Cost of sales for the three months ended March 31, 2010 included approximately $6.5 million for the tri-annual planned maintenance outage for the Company’s South Carolina unbleached kraft paper facility.

5.                                      Inventories

Inventories consist of the following at March 31, 2010 and December 31, 2009, respectively:

	(Unaudited) March 31, 2010	December 31, 2009
Raw materials	$16,199	$13,082
Work in process	473	980
Finished goods	33,644	27,475
Replacement parts and supplies	19,399	19,840
Inventories	$69,715	$61,377

6.                                      Goodwill

Goodwill at March 31, 2010 and December 31, 2009 was $4.8 million and $5.4 million, respectively.  In March 2010, the Company received $0.6 million from MeadWestvaco Corporation (“MWV”) representing proceeds from a tax benefit MWV received pursuant to the terms of the Asset Purchase Agreement dated April 4, 2008.  The offset to the cash received was a decrease of $0.6 million to goodwill within the unbleached kraft segment.

7.                                      Long-term Debt and Other Borrowings

In the quarter ended March 31, 2010, the Company made a $10.0 million voluntary term loan repayment on its Senior Credit Facility in addition to its mandatory payment of $4.1 million. In connection with the voluntary term loan repayment, the Company recognized $0.3 million of accelerated amortization expense of its debt issuance costs.

On January 5, 2010, the Company entered into a twelve month financing agreement of $2.6 million at an annual interest rate of 1.62% for the Company’s annual property insurance premium. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2010.  As of March 31, 2010, $1.7 million was outstanding.

8.                                      Income Taxes

The Company’s U.S. federal statutory income tax rate is 35% for 2010 and 2009. The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 35.9% and 45.0%, respectively.  The differences between the effective tax rate and the federal statutory tax rate for the quarter ended March 31, 2010 are due to the impact of state tax net of federal benefit. Differences between the effective tax rate and the federal statutory tax rate for the quarter ended March 31, 2009 are due to the impact of state tax net of federal benefit, the domestic manufacturing tax deduction and a discrete item relating to the sale of the dunnage bag business.

The gross unrecognized tax benefits, including interest as of March 31, 2010 increased by $5.8 million from December 31, 2009 to $68.7 million.  Unrecognized tax benefits of $68.7 million are included in other long term liabilities in the accompanying Consolidated Balance Sheets.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2009. The Company’s tax returns for 2007 and 2008 are currently under examination by the Internal Revenue Service.

9.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows ($000’s except for share and per share data):

	Three Months Ended March 31,
	2010	2009
Net income as reported	$6,391	$11,112
Weighted-average number of common shares for basic net income per share	45,483,393	28,370,248
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	357,040	—
Unvested restricted stock awards	565,315	109,807
Underwriter’s purchase option	216,847	—

Weighted-average number of shares for diluted net income per share	46,622,595	28,480,055

Net income per share — basic	$0.14	$0.39

Net income per share — diluted	$0.14	$0.39

Unexercised stock options totaling 1.3 million were outstanding during the three month period ended March 31, 2009, but were not included in the computation of diluted earnings per share because the options were not-in-the money.

In March 2010, the underwriter’s purchase option was exercised and converted into 348,393 shares of common stock. The underwriter’s purchase option was outstanding during the three month period ended March 31, 2009, but was not included in the computation of diluted earnings per share because the option was not-in-the money.

10.       Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three months ended March 31, 2010 and 2009 for the Pension Plan, is as follows:

	Three Months Ended March 31,
	2010	2009

Service cost for benefits earned during the quarter	$715	$739
Interest cost on projected benefit obligations	141	93
Expected return on plan assets	(129)	(38)
Amortization of actuarial gain	10	—
Net pension cost	$737	$794

KapStone funds its Pension Plan according to Internal Revenue Service funding requirements. Based on those limitations, KapStone expects to fund $4.1 million to the Pension Plan in 2010.

Other Post-retirement Benefits

Net post-retirement cost recognized for each of the three months ended March 31, 2010 and 2009 for the Company’s retiree medical and life insurance plan was less than $0.1 million.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions, vest immediately for salaried, non-bargained hourly and Charleston union employees, and vest after three years for Roanoke Rapids union employees. For the three months ended March 31, 2010 and 2009, the Company recognized expense of $1.0 million and $0.8 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan (“Savings Plan”), which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three months ended March 31, 2010, the Company recognized expense of $0.5 million. Effective February 1, 2009, the Company temporarily suspended contributions to the Savings Plan due to economic conditions, and as a result, no expense was recognized in the quarter ended March 31, 2009. The Company reinstated contributions to the Savings Plan in November 2009.

11.                               Stockholder’s Equity

In connection with the Company’s initial public offering on August 19, 2005, the Company issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. Each Unit consisted of one share of the Company’s common stock, $0.0001 par value, and two warrants. The warrants expired on August 17, 2009, but were not exercised. In March 2010, the purchase option was exercised at a market price of $11.51 per share.  The purchase option was exercised on a cashless basis and therefore no cash proceeds were received by the Company.  Accordingly, 348,393 shares of common stock were issued.

For the quarter ended March 31, 2010, 48,450 employee stock options were exercised with cash proceeds to the Company of $0.4 million.

12.                               Segment Information

The Company has one reportable segment, unbleached kraft. The unbleached kraft segment consists of the Company’s paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce kraft paper, linerboard, saturating kraft and unbleached folding carton board. These products are sold to customers who convert our products into end market finished products.

In the table below “other” represents the Company’s dunnage bag business, which was sold on March 31, 2009.

The Company’s reportable and operating segment is based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with ASC 805, “Segment Reporting.” In the third quarter 2009, the Company revised its reporting structure. Segment disclosures have been revised to conform to the current presentation for all reporting periods.

	Three Months Ended March 31,
Operating Segment (in thousands of U.S. dollars):	2010	2009
Net sales:
Unbleached kraft	$176,499	$134,556
Other	—	6,927
Intersegment sales	—	(899)

Total	$176,499	$140,584

Net sales to external customers:
Unbleached kraft	$176,499	$133,701
Other	—	6,883

Total	$176,499	$140,584

Operating income / (loss):
Unbleached kraft	$16,755	$13,897
Other	—	748
Gain on sale of business	—	17,399
Corporate	(4,789)	(5,807)

Total	$11,966	$26,237

	(Unaudited)
	March 31,	December 31,
Operating Segment (in thousands of U.S. dollars):	2010	2009
Total assets:
Unbleached kraft	$637,388	638,050
Corporate	40,098	31,073

Total	$677,486	$669,123

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2009 and in our other Securities and Exchange Commission filings.  The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update its statements as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2010

and the Three Months Ended March 31, 2009

	Three Months Ended March 31,		Increase/
(in thousands of U.S. dollars):	2010	2009	(Decrease)
Net sales	$176,499	$140,584	$35,915
Cost of sales, excluding depreciation and amortization	130,301	96,484	33,817
Freight and distribution expenses	16,070	13,328	2,742
Selling, general and administrative expenses	7,099	8,557	(1,458)
Depreciation and amortization	11,346	13,609	(2,263)
Gain on sale of business	—	17,399	(17,399)
Other operating income	283	232	51
Operating income	11,966	26,237	(14,271)
Foreign exchange loss	366	298	68
Interest income	9	1	8
Interest expense	1,637	5,733	(4,096)
Income before provision for income taxes	9,972	20,207	(10,235)
Provision for income taxes	3,581	9,095	(5,514)
Net income	$6,391	$11,112	$(4,721)

Net sales for the quarter ended March 31, 2010 were $176.5 million compared to $140.6 million for the first quarter of 2009, an increase of $35.9 million or 25.5%. The increase in net sales was driven by $57.8 million of increased sales volume in the first quarter of 2010 compared to the first quarter of 2009, mainly due to increased demand reflecting improving economic conditions.  Partially offsetting the sales volume gain is an $11.5 million decrease due to lower average revenue per ton, $4.4 million of less favorable product mix due to a higher percentage of linerboard sales and $6.0 million due to the sale of the dunnage bag business.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2010 was $130.3 million compared to $96.5 million for the first quarter of 2009, an increase of $33.8 million, or 35.0%. The increase in cost of sales was mainly due to $41.0 million from increased sales volume, $6.5 million related to the Charleston mill planned maintenance outage, $4.2 million due to inflation on input costs and a $1.6 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010. Partially offsetting the increase in cost of sales is a $16.7 million increase in alternative fuel mixture tax credits and $4.5 million due to the sale of the dunnage bag business.

Freight and distribution expenses for the quarter ended March 31, 2010 totaled $16.1 million compared to $13.3 million for the quarter ended March 31, 2009. The increase of $2.8 million was primarily due to a 45.5% increase in sales volume, partially offset by $0.4 million due to the sale of the dunnage bag business.

Selling, general and administrative expenses for the quarter ended March 31, 2010 totaled $7.1 million compared to $8.6 million for the quarter ended March 31, 2009. The decrease of $1.5 million reflects $1.6 million for the termination of transitional services provided by MeadWestvaco, $0.4 million of lower bad debts and $0.3 million related to the sale of the dunnage bag business.  Partially offsetting the decrease in selling, general and administrative expense was $0.8 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 that were previously suspended as a result of poor economic conditions in early 2009.

Depreciation and amortization for the quarter ended March 31, 2010 totaled $11.3 million compared to $13.6 million for the quarter ended March 31, 2009. The decrease of $2.3 million is primarily due to $2.4 million of lower intangible asset amortization. The Company acquired a coal contract with below market prices in conjunction with the Charleston Kraft Division (“CKD”) acquisition. The contract and related amortization expired on December 31, 2009.

The $17.4 million gain on sale of a business in the first quarter of 2009 is the result of the sale of the dunnage bag business to Illinois Tool Works Inc.

Interest expense for the quarters ended March 31, 2010 and 2009 was $1.6 million and $5.7 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $4.1 million lower in the quarter ended March 31, 2010 primarily due to lower debt balances and interest rates.

Provision for income taxes for the quarters ended March 31, 2010 and 2009 was $3.6 million and $9.1 million, respectively, reflecting an effective tax rate of 35.9% for the quarter ended March 31, 2010 compared to 45.0% for the similar period in 2009. The higher rate in 2009 reflects a discrete adjustment for the sale of the dunnage bag business and the alternative fuel mixture tax credits.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended March 31,
Operating Segment ($000’s):	2010	2009
Consolidated net sales:
Unbleached kraft	$176,499	$134,556
Other	—	6,927
Intersegment sales	—	(899)

Total net sales	$176,499	$140,584

Operating income / (loss):
Unbleached kraft	$16,755	$13,897
Other	—	748
Gain on sale of business	—	17,399
Corporate	(4,789)	(5,807)

Total operating income	$11,966	$26,237

The following represents analysis and commentary for results of operations for the Company’s operating segment.

Unbleached Kraft

	Three Months Ended March 31,
	2010	2009
Net sales	$176,499	$134,556
Operating income	$16,755	$13,897
Operating income % of net sales	9.5%	10.3%

Average revenue per ton	$535	$595
Tons of paper sold	316,305	217,412

For the three months ended March 31, 2010, unbleached kraft segment net sales increased by $41.9 million, or 31.1%, to $176.5 million compared to $134.6 million for the three months ended March 31, 2009. The increase in net sales is mainly due to $57.8 million of higher sales volume, resulting from an increase of 98,893 tons of paper sold, partially offset by $11.5 million of lower average revenue per ton and $4.4 million due to a less favorable product mix from a higher percentage of linerboard sales. Average selling prices in the first quarter of 2010 of $535 per ton are $60 per ton lower than average selling prices in the first quarter of 2009, reflecting market driven reductions in the first nine months of 2009 for kraft paper and linerboard. In the quarter ended March 31, 2010, the Company realized some price recovery for both of these products and expects additional price recovery in 2010.

Unbleached kraft segment operating income increased by $2.9 million, or 20.9%, to $16.8 million for the three months ended March 31, 2010 compared to $13.9 million for the three months ended March 31, 2009.  Operating income increased primarily due to $14.4 million from higher sales volume, $16.7 million from alternate fuel mixture tax credits, $2.4 million related to decreased amortization expense related to an expired intangible asset and $0.4 million of lower bad debts.  The increase in operating income is partially offset by $11.5 million of lower average revenue per ton, $6.5 million related to the Charleston mill planned maintenance outage, $4.4 million of a less favorable product mix due to a higher percentage of linerboard sales, $4.2 million of inflation on input costs, and $4.4 million of other cost increases.

For the quarter ending March 31, 2010, operating income as a percentage of net sales declined to 9.5% from 10.3% for the first quarter of 2009, mainly due to lower margin on sales and the Charleston mill planned maintenance outage partially offset by a higher alternative fuel mixture tax credit.

Other

Other includes the Company’s former dunnage bag business which was sold on March 31, 2009 to Illinois Tool Works, Inc.

Corporate

Corporate operating expense for the three months ended March 31, 2010 totaled $4.8 million compared to $5.8 million for the three months ended March 31, 2009. The decrease of $1.0 million is due to $1.6 million for the termination of transitional services provided by MeadWestvaco partially offset by $0.6 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 that were temporarily suspended in 2009 as a result of poor economic conditions.

Liquidity and Capital Resources

Senior Credit Agreement

We entered into a Senior Credit Agreement, dated as of June 12, 2008. The Senior Credit Agreement provides for an aggregate of up to $515 million consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility, including a letter of credit subfacility (collectively, the “Senior Credit Facilities”).  The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of our capital stock, the capital stock of our guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

In addition, $40 million of 8.3% seven year senior notes were issued in July 2008 as part of the financing for the CKD acquisition and were extinguished in July 2009 using cash from operations.

In the quarter ended March 31, 2010, the Company made a $10.0 million voluntary loan repayment on the term loan facility.

Debt Covenants

Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio of 3.0 to 1. The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio that is 1.1 to 1.  As of March 31, 2010 the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 0.76 to 1 and a fixed charge coverage ratio of 5.20 to 1.

At March 31, 2010, the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

Other Borrowings

For the quarter ended March 31, 2010, the Company reduced its revolving credit facility by $2.9 million to $4.5 million from December 31, 2009. The Company utilizes its revolving credit facilty for working capital needs.

On January 5, 2010, the Company entered into a twelve month financing agreement of $2.6 million at an annual interest rate of 1.62% for the Company’s annual property insurance premium. The agreement requires the Company to make consecutive monthly repayments of $0.2 million through the term of the financing agreement ending on December 1, 2010. As of March 31, 2010, $1.7 million was outstanding.

Restricted Cash

On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. for $36.0 million less $1.1 million of working capital adjustments. As a condition of sale, $2.5 million of the sale proceeds are being held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale. The Company expects the full $2.5 million held in escrow to be returned on September 30, 2010.

Alternative Fuel Mixture Tax Credit

Based on an U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010, the Company believes it is eligible to receive an additional $7.9 million tax credit related to inorganic content burned in 2009. The inorganic content, which represented about 4% of the total gallons burned, was excluded from refunds submitted in 2009. The Company expects to receive this tax credit in 2010.

Income taxes

The Company has recorded a $68.7 million tax contingency reserve at March 31, 2010 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits (“AFTC”). The Company has taken the position that the AFTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has issued no guidance concerning this issue.

The Company expects to receive a $13.2 million federal tax refund in 2010. The Company expects to use these proceeds to make voluntary debt repayments.

In December 2009, the Company filed its registration as a cellulosic biofuel producer for the year 2009. The cellulosic biofuel tax credit, under Section 40(b)(6) of the Internal Revenue Service (“IRS”) Code, is a $0.51 per gallon credit for cellulosic biofuel producers. The Company will not recognize any benefit associated with this tax credit until it is approved by the IRS.  If approved, the Company can apply for the tax credit related to cellulosic biofuel produced during 2009 and it would be realized by reducing future income tax payable.

Exercises of Employee Stock Options

In the quarter ended March 2010, the Company received $0.4 million from exercises of employee stock options.

Sources and Uses of Cash

Three months ended March 31 ($000’s)	2010	2009

Operating activities	$22,995	$(3,594)
Investing activities	(6,610)	27,260
Financing activities	(14,974)	(26,311)

Cash and cash equivalents increased by $1.4 million from December 31, 2009, reflecting $23.0 million of net cash provided by operating activities, $6.6 million of net cash used in investing activities and $15.0 million of net cash used in financing activities.

Net cash provided by operating activities was $23.0 million primarily due to net income for the quarter of $6.4 million and $15.8 million of non-cash charges. Changes in operating assets and liabilities provided $0.8 million. Net cash provided by operating activities increased by $26.6 million in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 due to $23.9 million for the alternative fuel mixture tax credit receivable, a $20.6 million increase of accrued expenses and other and $17.4 million related to gain on the sale of the dunnage bag business in the first quarter of 2009. Accrued expenses and other increased due to a $6.1 million property tax and $5.1 interest payment made in the first quarter of 2009 and a $4.9 million increase of the Company’s unrecognized tax benefit relating to the taxability of the alternative fuel mixture tax credit in 2010.

Net cash used in investing activities was $6.6 million reflecting $7.2 million of capital expenditures partially offset by $0.6 million received from MeadWestvaco relating to the CKD acquisition. For the quarter ended March 31, 2010, capital expenditures included $5.9 million for the unbleached kraft segment for equipment upgrades and replacements at the paper mills. In addition, $1.3 million was spent on IT systems projects.  Net cash provided by investing activities decreased by $33.9 million in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 mainly due to $36.1 million of proceeds received from the sale of the dunnage bag business in the first quarter of 2009.

Net cash used in financing activities was $15.0 million and reflects $17.0 million of term loan repayments including a $10.0 million voluntary repayment and $2.9 million of net repayments on the revolving credit facility partially offset by $1.7 million of net other borrowings and $0.4 million of proceeds from exercises of stock options. Net cash used in financing activities decreased by $11.3 million in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 due to a lower amount of debt repayments in the first quarter of 2010.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility will be sufficient to meet the anticipated 2010 cash needs. The Company expects to spend approximately $25.0 million on capital expenditures for the balance of 2010. In addition, the Company has $13.5 million of required long-term debt repayments for the balance of 2010 and expects to fund an additional $3.5 million to its pension plan.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under KapStone Kraft’s Senior Credit Facilities, we have two term loans totaling $130.8 million and a revolving loan of $4.5 million outstanding at March 31, 2010.  The maturity date is the earlier of: (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out, obligations to International Paper Company will become (or are reasonably expected to become) due, provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 2.0 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $1.3 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in euros. The Company did not use forward contracts to reduce the impact of currency fluctuations. No such contracts were outstanding at March 31, 2010.

ITEM 4

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

None.

ITEM 1A

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2009.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4

RESERVED

ITEM 5

OTHER INFORMATION

None.

ITEM 6

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

KAPSTONE PAPER AND PACKAGING CORPORATION

May 5, 2010	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer