Form 10-Q
period 2010-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2010-08-04
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 45,976,601 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of July 30, 2010, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheet

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,888	$2,440
Trade accounts receivable, less allowances of $1,264 in 2010 and $1,217 in 2009	70,096	58,408
Other receivables	3,392	16,487
Inventories	70,044	61,377
Refundable and prepaid income taxes	5,362	13,757
Prepaid expenses and other current assets	4,817	1,690
Restricted cash	2,500	2,500
Deferred income taxes	5,172	5,604
Total current assets	183,271	162,263

Plant, property and equipment, net	464,351	470,278
Other assets	3,820	4,935
Intangible assets, net	24,432	26,198
Goodwill	4,811	5,449

Total assets	$680,685	$669,123

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$19,229	$18,630
Borrowings under revolving credit facility	—	7,400
Other current borrowings	1,285	—
Accounts payable	57,417	52,147
Accrued expenses	18,654	20,800
Accrued compensation costs	12,948	7,719
Total current liabilities	109,533	106,696

Other liabilities:
Long-term debt, net of current portion	103,570	121,031
Pension and post-retirement benefits	6,402	5,949
Deferred income taxes	44,800	38,577
Other liabilities	51,560	48,080
Total other liabilities	206,332	213,637

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.0001 par value, 175,000,000 shares authorized; 45,969,136 shares issued and outstanding (40,000 treasury shares outstanding) at June 30, 2010 and 45,418,074 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2009	5	5
Additional paid-in capital	222,403	219,828
Retained earnings	142,530	129,046
Accumulated other comprehensive loss	(118)	(89)
Total stockholders’ equity	364,820	348,790

Total liabilities and stockholders’ equity	$680,685	$669,123

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statement of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$199,119	$156,493	$375,618	$297,077
Cost of sales, excluding depreciation and amortization	146,684	88,354	276,985	184,838
Freight and distribution expenses	20,048	13,165	36,118	26,493
Selling, general and administrative expenses	8,942	7,630	16,041	16,187
Depreciation and amortization	11,149	13,488	22,495	27,097
Gain/(loss) on sale of business	—	(704)	—	16,695
Other operating income	227	216	510	448
Operating income	12,523	33,368	24,489	59,605
Foreign exchange gain/(loss)	(532)	171	(898)	(127)
Interest income	9	—	18	1
Interest expense	1,301	5,011	2,938	10,744
Income before provision for income taxes	10,699	28,528	20,671	48,735
Provision for income taxes	3,606	10,416	7,187	19,511

Net income	$7,093	$18,112	$13,484	$29,224

Weighted-average number of shares outstanding:
Basic	45,917,254	28,370,298	45,700,323	28,370,273
Diluted	47,004,892	28,646,527	46,813,744	28,563,291
Net income per share:
Basic	$0.15	$0.64	$0.30	$1.03
Diluted	$0.15	$0.63	$0.29	$1.02

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$13,484	$29,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,495	27,097
Stock based compensation expense	2,157	1,034
Amortization of debt issuance costs	1,259	1,678
Loss on disposal of fixed assets	460	288
Deferred income taxes	6,655	11,345
Gain on sale of dunnage bag business	—	(16,695)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(11,688)	9,627
Other receivables	13,240	(11,017)
Inventories	(8,667)	18,794
Refundable and prepaid income taxes	8,395	9,371
Prepaid expenses and other current assets	(3,127)	(1,181)
Other assets	(199)	—
Accounts payable	5,270	(5,852)
Accrued expenses and other	3,033	(13,328)
Accrued compensation costs	5,229	(4,502)
Accrued income taxes	—	6,904
Net cash provided by (used in) operating activities	57,996	62,787

Investing activities
CKD acquisition	638	1,000
KPB earn-out	—	(3,977)
Proceeds from sale of dunnage bag business	—	36,083
Restricted cash	—	(2,500)
Capital expenditures	(15,504)	(12,910)
Net cash provided by (used in) investing activities	(14,866)	17,696

Financing activities
Proceeds from revolving credit facility	76,700	61,300
Repayments on revolving credit facility	(84,100)	(73,700)
Repayments of long-term debt	(17,986)	(49,731)
Proceeds from other current borrowings	2,564	—
Repayments on other current borrowings	(1,279)	—
Payment of withholding taxes on vested restricted stock awards	(624)	—
Proceeds from the exercises of stock options	544	—
Excess tax benefits from stock based compensation	388	—
Debt issuance costs	—	(370)
Other	111	—
Net cash provided by (used in) financing activities	(23,682)	(62,501)

Net increase (decrease) in cash and cash equivalents	19,448	17,982
Cash and cash equivalents-beginning of period	2,440	4,165
Cash and cash equivalents-end of period	$21,888	$22,147

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.              Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

2.              Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This guidance is included in FASB ASC 805, Business Combinations. This guidance requires the Company to continue to follow the guidance in SFAS No. 141 (also included in FASB ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This guidance also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under this guidance, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to 2009.  No business combinations occurred during the six months ended June 30, 2010.

3.              Alternative Fuel Mixture Tax Credit

A summary of alternative fuel mixture tax credits (“AFTC”) recognized in the consolidated financial statements for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gallons of fuel burned (000’s) (unaudited)	—	91,343	—	139,161
Tax credit for each gallon burned	—	$0.50	—	$0.50
Total alternative fuel mixture tax credit generated (1)	$—	$45,671	$—	$69,580
Recognition of tax credit deferred in March 31, 2009 inventory	—	18,465	—	—
Recognition of tax credit deferred in December 31, 2009 inventory	—	—	14,260	—
Tax credit related to inorganic content burned in 2009	40	—	7,935	—
Tax credit deferred in ending inventory at June 30, 2009	—	(15,574)	—	(15,574)
Total alternative fuel mixture tax credits included as a reduction to cost of sales for three and six months ended June 30, 2010 and 2009	$40	$48,562	$22,195	$54,006

(1) The alternate fuel mixture tax credit expired on December 31, 2009.

At December 31, 2009 the Company included $14.3 million of AFTC as a reduction to the cost of inventory based on its FIFO accounting policy. No amounts were deferred in inventory at June 30, 2010.

The Company earned an additional $7.9 million AFTC during 2009 based on a U.S. Internal Revenue Service (“IRS”) Advice Memorandum released on March 12, 2010 which indicated that the portion of inorganic content included in the fuel burned was eligible for a $0.50 per gallon refund. The Company had excluded this amount when submitting refunds during 2009. Inorganic content represented about 4% of the total gallons burned in 2009. The Company received $7.9 million from the IRS in the six months ended June 30, 2010.

4.              Planned Maintenance Outage

Cost of sales for the six months ended June 30, 2010 included approximately $6.8 million for the tri-annual planned maintenance outage for the Company’s South Carolina paper mill.

5.              Inventories

Inventories consist of the following at June 30, 2010, and December 31, 2009, respectively:

	(Unaudited)
	June 30,	December 31,
	2010	2009
Raw materials	$19,005	$13,082
Work in process	548	980
Finished goods	30,521	27,475
Replacement parts and supplies	19,970	19,840
Inventories	$70,044	$61,377

6.              Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage its foreign currency exchange risks associated with euro-denominated sales of its U.S. operations. Foreign currency forward contracts are used to hedge the variability of exchange rates on the Company’s cash flows and foreign exchange forward contracts are used to offset the impact on earnings relating to the variability in exchange rates on euro-denominated sales.  The derivative instruments are valued using Level 2 inputs which are significant observable inputs for similar assets and liabilities in active markets. The Company does not acquire or issue derivative financial instruments for trading purposes.

The foreign currency forward contracts are designated as cash flow hedges.  The contracts are recorded in the consolidated balance, measured at fair value.  The effective portion of the gain or loss on the derivative is recorded as a component of accumulated other comprehensive income (“AOCI”) in the accompanying consolidated balance sheet and is reclassified into net sales in the consolidated statement of income upon recognition of the hedged sales. The foreign currency forward contracts outstanding have monthly maturity dates through December 31, 2010. The effectiveness of these forward contracts are assessed both at inception and on a quarterly basis to ensure that they are effective in offsetting changes in the cash flows attributable to the hedged risk.

The notional amount of these foreign currency forward contracts was $18.3 million and $0 at June 30, 2010 and December 31, 2009, respectively. The estimated pre-tax gain to be recognized in earnings during the next twelve months upon settlement of the forward contracts is $0.1 million.

The Company’s foreign exchange forward contracts, which are not designated as qualifying accounting hedges, are recorded at fair value with changes in the fair value of these contracts recognized in earnings.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the consolidated statement of cash flows with the items being hedged.

The table below lists the fair value and location of the Company’s derivative instruments in the consolidated balance sheet:

Derivatives designated as hedging instruments	Balance Sheet Account	Fair Value at 6/30/2010	Fair Value at 12/31/2009
Foreign currency forward contracts	Other receivables	$140	$—
Total		$140	$—

Derivatives not designated as hedging instruments	Balance Sheet Account	Fair Value at 6/30/2010	Fair Value at 12/31/2009
Foreign exchange forward contracts	Trade accounts receivable	$34	$—
Total		$34	$—

The table below presents the pre-tax effect of derivative instruments and their location within the consolidated statement of income for the six months ended June 30, 2010 and 2009:

	Foreign currency cash flow hedges		Foreign exchange derivatives not designated as hedges
	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$145	$—	$—	$—

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$—	$—	$—
Gain (loss) recognized in earnings (1)	(4)	—	34	—
Total gain (loss) recognized in earnings	$(4)	$—	$34	$—

(1)	Represents amounts excluded from effectiveness testing for foreign currency cash flow hedges and derivative instruments not designated as hedges.

7.      Long-Term Debt

For the three months ended June 30, 2010, long-term debt repayments totaled $3.8 million. For the six months ended June 30, 2010, long-term debt repayments totaled $18.0 million including a $10.0 million voluntary prepayment. In connection with the voluntary prepayment, $0.3 million of debt issuance costs were amortized.

At June 30, 2010 the carrying amount and fair value of the Company’s long-term debt was $103.6 million and $83.4 million, respectively.  At December 31, 2009 the carrying amount and fair value of the Company’s long term debt was $121.0 million and $94.8 million, respectively. The fair value of the Company’s long-term debt was estimated using an income approach based on current interest rates available to the Company for debt of similar terms and maturities.

8.     Income Taxes

The Company’s U.S. federal statutory income tax rate is 35% for 2010 and 2009. The Company’s effective tax rate for the six months ended June 30, 2010 and 2009 was 34.8% and 40.0%, respectively.  The differences between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2010 were due to the benefit related to the refundable tax credit from the inorganic content of the black liquor burned in 2009 and a higher expected benefit from the domestic manufacturing deduction.

Differences between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2009 were due to the impact of state tax net of federal benefit, the domestic manufacturing tax deduction and a discrete item relating to the sale of the dunnage bag business.

The gross unrecognized tax benefits, including interest as of June 30, 2010 increased by $5.8 million to $68.8 million from $63.0 million at December 31, 2009.  Unrecognized tax benefits of $68.8 million were included in other long term liabilities in the accompanying consolidated balance sheet.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2009. The Company’s tax returns for 2007, 2008 and 2009 are currently under examination by the Internal Revenue Service.

9.    Net Income Per Share

Basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$7,093	$18,112	$13,484	$29,224
Weighted-average number of common shares for basic net income per share	45,917,254	28,370,298	45,700,323	28,370,273
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	727,812	—	646,564	—
Underwriter’s purchase option	—	—	108,423	—
Unvested restricted stock awards	359,826	276,229	358,434	193,018

Weighted-average number of shares for diluted net income per share	47,004,892	28,646,527	46,813,744	28,563,291

Net income per share – basic	$0.15	$0.64	$0.30	$1.03

Net income per share – diluted	$0.15	$0.63	$0.29	$1.02

Common stock warrants were not included in the calculation of diluted earnings per share for the three and six months ended June 30, 2009 since the weighted average share price per share of common stock was $3.68 and $2.81, respectively, compared to the warrant’s conversion price of $5.00, and the effect would be anti-dilutive.  The common stock warrants expired on August 17, 2009.

Unexercised stock options totaling 2.2 million were outstanding during the three and six months ended June 30, 2009, but were not included in the computation of diluted earnings per share because the options were not-in-the-money.

In March 2010, the underwriter’s purchase option was exercised and converted into 348,393 shares of common stock. Underwriter’s purchase option of 1,000,000 units were outstanding at June 30, 2009, but were not included in the computation of diluted earnings per share because the option was not-in-the money for the three and six month periods ended June 30, 2009.

10.    Pension Plan and Post Retirement Benefits

Defined Benefit Pension Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and six months ended June 30, 2010 and 2009 for the Pension Plan, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost for benefits earned during the period	$715	$703	$1,430	$1,442
Interest cost on projected benefit obligation	141	93	282	186
Expected return on plan assets	(129)	(38)	(257)	(76)
Amortization of prior service cost	10	—	20	—
Net pension cost	$737	$758	$1,475	$1,552

KapStone funds its Pension Plan according to Internal Revenue Service funding requirements. Based on those limitations, KapStone has funded $1.2 million for the six months ended June 30, 2010 and expects to fund an additional $2.9 million to the Pension Plan in 2010.

Other Post-retirement Benefits

Net post-retirement cost recognized for each of the three and six months ended June 30, 2010 and 2009 for the Company’s retiree medical and life insurance plan was less than $0.1 million.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions, vest immediately for salaried, non-bargained hourly and certain union employees, and vest after three years for other union employees. For the three months ended June 30, 2010 and 2009, the Company recognized expense of $0.9 million and $0.4 million, respectively, for matching contributions.  For the six months ended June 30, 2010 and 2009, the Company recognized expense of $1.9 million and $1.2 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan (“Savings Plan”), which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100% after three years. For the three and six months ended June 30, 2010, the Company recognized expense of $0.5 million and $1.0 million, respectively. Effective February 1, 2009, the Company temporarily suspended contributions to the Savings Plan due to economic conditions, and as a result, no expense was recognized during the three and six months ended June 30, 2009. The Company reinstated contributions to the Savings Plan in November 2009.

11.          Stock-Based Compensation

On May 27, 2010, stockholders approved the Amended and Restated 2006 Incentive Plan to increase the maximum shares of common stock available for issuance under the 2006 Plan to 5.7 million shares.

The Company accounts for stock awards in accordance with ASC 718, Compensation – Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant. The Company recognized $1.6 million and $2.2 million of non-cash compensation cost for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively.

Stock Options

In May 2010, the Company’s Compensation Committee granted 450,098 stock options to directors, executive officers and employees of the Company.  The stock options vest as follows: 50% after two years and the remaining 50% after three years or upon reaching age 65.  The stock options awarded in 2010 have a contractual term of ten years. The stock options are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($11.36 for the 2010 awards) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in May 2010 was $4.90. The fair value was calculated using the Black-Scholes-Merton option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options.  The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

Three Months Ended
June 30, 2010
KapStone Stock Options Black-Scholes-Merton assumptions (weighted average):
Expected volatility	41.54%
Expected life (years)	5.94
Risk-free interest rate	2.42%
Expected dividend yield	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2010	2,162,077	$5.66	7.6	$9,029
Granted	450,098	11.36	9.9
Exercised	(80,236)	6.77
Forfeited	(5,528)	4.91
Outstanding at June 30, 2010	2,526,411	$6.64	7.7	$11,377
Exercisable at June 30, 2010	975,177	$7.33	5.9	$3,719

Total stock-based compensation related to the stock option grants was $0.9 million and $1.2 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010 and 2009, there was $2.5 million and $2.1 million, respectively, of total unrecognized compensation cost related to non-vested stock options. The cost is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

In May 2010, the Company’s Compensation Committee granted 166,534 restricted stock units to executive officers, directors and employees as compensation for service. These restricted stock units are restricted as to transferability until they vest three years from the grant date or upon reaching age 65. These restricted stock units are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes restricted stock amounts and activity:

			Weighted
			Average
	Units/		Grant
	Shares		Price
Outstanding at January 1, 2010	585,669		$5.68
Granted	166,534		11.36
Vested	(213,464	)(1)	7.64
Forfeited	(1,780)		4.95
Outstanding at June 30, 2010	536,959		$6.94

(1) Includes 40,714 of restricted stock units that immediately vested upon issuance in May 2010 for awardees age 65 or older.

Total stock-based compensation related to the restricted stock awards was $0.7 million and $1.0 million for the three and six months ended June 30, 2010, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010 and 2009, there was $2.1 million and $1.8 million, respectively, of total unrecognized compensation cost related to the restricted stock. The cost will be recognized over the remaining vesting period of 1.8 years.

12.   Stockholder’s Equity

In connection with the Company’s initial public offering on August 19, 2005, the Company issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and two warrants. The warrants expired on August 17, 2009, but were not exercised. In March 2010, the purchase option was exercised at a market price of $11.51 per share.  The purchase option was exercised on a cashless basis and therefore no cash proceeds were received by the Company.  Accordingly, 348,393 shares of common stock were issued in March 2010.

For the three and six months ended June 30, 2010, exercises of employee stock options totaled 31,786 shares and 80,236 shares, respectively, with cash proceeds to the Company of $0.3 million and $0.5 million, respectively.

13.   Segment Information

The Company has one reportable segment, unbleached kraft. The unbleached kraft segment consists of the Company’s paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce kraft paper, linerboard, saturating kraft and unbleached folding carton board. These products are sold to customers who convert our products into end market finished products.

In the table below, “Other” represents the Company’s dunnage bag business, which was sold on March 31, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Segment:	2010	2009	2010	2009
Net sales:
Unbleached kraft	$199,119	$156,493	$375,618	$291,049
Other	—	—	—	6,927
Intersegment sales	—	—	—	(899)

Total	$199,119	$156,493	$375,618	$297,077

Net sales to external customers:
Unbleached kraft	$199,119	$156,493	$375,618	$290,194
Other	—	—	—	6,883

Total	$199,119	$156,493	$375,618	$297,077

Operating income / (loss):
Unbleached kraft	$18,684	$39,397	$35,439	$53,293

Other	—	—	—	748
Gain/(loss) on sale of business	—	(704)	—	16,695
Corporate	(6,161)	(5,325)	(10,950)	(11,131)

Total	$12,523	$33,368	$24,489	$59,605

	(Unaudited) June 30,	December 31,
Operating Segment:	2010	2009
Total assets:
Unbleached kraft	$636,854	$638,050
Corporate	43,831	31,073

Total	$680,685	$669,123

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

Comparison of Results of Operations for the Three Months Ended June 30, 2010 and the Three Months Ended June 30, 2009

	Three Months Ended June 30,		Increase/
(in thousands of U.S. dollars):	2010	2009	(Decrease)
Net sales	$199,119	$156,493	$42,626
Cost of sales, excluding depreciation and amortization	146,684	88,354	58,330
Freight and distribution expenses	20,048	13,165	6,883
Selling, general and administrative expenses	8,942	7,630	1,312
Depreciation and amortization	11,149	13,488	(2,339)
Gain (loss) on sale of business	—	(704)	704
Other operating income	227	216	11
Operating income	12,523	33,368	(20,845)
Foreign exchange gain/(loss)	(532)	171	(703)
Interest income	9	—	9
Interest expense	1,301	5,011	(3,710)
Income before provision for income taxes	10,699	28,528	(17,829)
Provision for income taxes	3,606	10,416	(6,810)
Net income	$7,093	$18,112	$(11,019)

Net sales for the quarter ended June 30, 2010 were $199.1 million compared to $156.5 million for the second quarter of 2009, an increase of $42.6 million or 27.2%. The increase in net sales was driven by $23.7 million of higher sales volume in the second quarter of 2010 compared to the second quarter of 2009, mainly due to increased demand reflecting improving economic conditions, $12.2 million due to higher average selling prices and $8.0 million due to a more favorable product mix reflecting a lower percentage of export linerboard sales. Exchange rates negatively impacted net sales by $1.3 million.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2010 was $146.7 million compared to $88.4 million for the second quarter of 2009, an increase of $58.3 million, or 66.0%. The increase in cost of sales was mainly due to a $48.5 million decrease in alternative fuel mixture tax credits (the tax credit expired on December 31, 2009), $7.9 million from increased sales volume and a $2.4 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010. Partially offsetting the increase in cost of sales was $0.8 million due to deflation on input costs.

Freight and distribution expenses for the quarter ended June 30, 2010 totaled $20.0 million compared to $13.2 million for the quarter ended June 30, 2009. The increase of $6.8 million was primarily due to $3.4 million reflecting a 14.5% increase in sales volume, $1.8 million due to product mix and $1.6 million due to inflation.

Selling, general and administrative expenses for the quarter ended June 30, 2010 totaled $8.9 million compared to $7.6 million for the quarter ended June 30, 2009. The increase of $1.3 million reflects $1.6 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 and $1.0 million of higher stock compensation expense. Partially offsetting the increase in selling, general and administrative expense was a $1.4 million reduction in expense for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009.

Depreciation and amortization for the quarter ended June 30, 2010 totaled $11.1 million compared to $13.5 million for the quarter ended June 30, 2009. The decrease of $2.4 million was due to lower intangible asset amortization. The Company acquired a coal contract with below market prices in conjunction with the Charleston Kraft Division (“CKD”) acquisition. The contract and related amortization expired on December 31, 2009.

Gain (loss) on sale of business reflects a working capital adjustment of $0.7 million for the three months ended June 30, 2009 in connection with the sale of the dunnage bag business.  The dunnage bag business was sold in March 2009.

Foreign exchange losses for the three months ended June 30, 2010 were $0.5 million compared to a foreign exchange gain of $0.2 million for the three months ended June 30, 2009. The change reflects the impact of a strengthening U.S. dollar compared to the euro in 2010.

Interest expense for the quarters ended June 30, 2010 and 2009 was $1.3 million and $5.0 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $3.7 million lower in the quarter ended June 30, 2010 primarily due to lower debt balances resulting from $280 million of debt repayments in 2009.

Provision for income taxes for the quarters ended June 30, 2010 and 2009 was $3.6 million and $10.4 million, respectively, reflecting an effective tax rate of 33.7% for the quarter ended June 30, 2010 compared to 36.5% for the same period in 2009. The lower provision for income taxes in 2010 reflects a $17.8 million reduction in pre-tax income. The lower effective tax rate in 2010 is due to the benefit related to the refundable tax credit from the inorganic content of black liquor burned in 2009 and a higher expected benefit from the domestic manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended June 30,
Operating Segment ($000’s):	2010	2009
Consolidated net sales:
Unbleached kraft	$199,119	$156,493

Total net sales	$199,119	$156,493

Operating income / (loss):
Unbleached kraft	$18,684	$39,397
Gain/(loss) on sale of business	—	(704)
Corporate	(6,161)	(5,325)

Total operating income	$12,523	$33,368

The following represents analysis and commentary for results of operations for the Company’s operating segment.

Unbleached Kraft

	Three Months Ended June 30,
	2010	2009
Net sales	$199,119	$156,493
Operating income	$18,684	$39,397
Operating income % of net sales	9.4%	25.2%

Average revenue per ton	$585	$529
Tons of paper sold	325,657	284,514

For the quarter ended June 30, 2010, unbleached kraft segment net sales increased by $42.6 million, or 27.2%, to $199.1 million compared to $156.5 million for the quarter ended June 30, 2009. The increase in net sales was mainly due to $23.7 million of higher sales volume, resulting from an increase of 41,143 tons of paper sold, $12.2 million from higher average selling prices and $8.0 million due to a more favorable product mix reflecting a lower percentage of export linerboard sales partially offset by $1.3 million due to foreign exchange rates. Average selling prices in the second quarter of 2010 of $585 per ton were $56 per ton higher than average selling prices in the second quarter of 2009 and $50 per ton above average selling prices in the quarter ended March 31, 2010, reflecting full realization of kraft paper and linerboard price increases announced in late 2009 and early 2010. The Company expects to fully realize a $60 per ton price increase for kraft paper and linerboard announced in April 2010 in the quarter ended September 30, 2010.

Unbleached kraft segment operating income decreased by $20.7 million, or 52.5%, to $18.7 million for the quarter ended June 30, 2010 compared to $39.4 million for the quarter ended June 30, 2009. The decrease in operating income was primarily due to a $48.5 million decrease in alternative fuel mixture tax credits (the tax credit expired on December 31, 2009), a $2.8 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010 and $1.3 million due to foreign exchange rates. Partially offsetting the decrease in operating income was $12.4 million of higher sales volume, $12.2 million from higher average selling prices and $6.2 million due to a more favorable product mix.

For the quarter ended June 30, 2010, operating income as a percentage of net sales declined to 9.4% from 25.2% for the second quarter of 2009, mainly due to a decrease in alternative fuel mixture tax credits partially offset by higher average selling prices.

Corporate

Corporate operating expense for the quarter ended June 30, 2010 totaled $6.2 million compared to $5.3 million for the three months ended June 30, 2009. The increase of $0.9 million reflects $1.2 million of higher compensation and benefit expenses as the Company reinstated certain benefits in 2010 that were temporarily suspended in 2009 as a result of poor economic conditions and $1.0 million of higher stock compensation expense.  Partially offsetting these increases in corporate expenses was a $1.4 million reduction in expense for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009.

Comparison of Results of Operations for the Six Months Ended June 30, 2010 and the Six Months Ended June 30, 2009

	Six Months Ended June 30,		Increase/
(in thousands of U.S. dollars):	2010	2009	(Decrease)
Net sales	$375,618	$297,077	$78,541
Cost of sales, excluding depreciation and amortization	276,985	184,838	92,147
Freight and distribution expenses	36,118	26,493	9,625
Selling, general and administrative expenses	16,041	16,187	(146)
Depreciation and amortization	22,495	27,097	(4,602)
Gain on sale of business	—	16,695	(16,695)
Other operating income	510	448	62
Operating income	24,489	59,605	(35,116)
Foreign exchange gain/(loss)	(898)	(127)	771
Interest income	18	1	17
Interest expense	2,938	10,744	(7,806)
Income before provision for income taxes	20,671	48,735	(28,064)
Provision for income taxes	7,187	19,511	(12,324)
Net income	$13,484	$29,224	$(15,740)

Net sales for the six months ended June 30, 2010 were $375.6 million compared to $297.1 million for the first six months of 2009, an increase of $78.5 million or 26.4%. The increase in net sales was driven by $82.3 million of higher sales volume in the first six months of 2010 compared to the first six months of 2009, mainly due to increased demand reflecting improving economic conditions, and $3.6 million of a more favorable product mix.  Partially offsetting the increase in net sales was $6.9 million due to the sale of the dunnage bag business in March 2009.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2010 was $277.0 million compared to $184.8 million for the first six months of 2009, an increase of $92.2 million, or 49.9%. The increase in cost of sales was mainly due to $50.0 million from increased sales volume, a $31.8 million decrease in alternative fuel mixture tax credits (the tax credit expired December 31, 2009), $6.8 million related to the Charleston mill tri-annual planned maintenance outage which occurred in March 2010, a $4.0 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010 and $3.4 million due to inflation on input costs. Partially offsetting the increase in cost of sales was $5.5 million of lower costs due to the sale of the dunnage bag business.

Freight and distribution expenses for the six months ended June 30, 2010 totaled $36.1 million compared to $26.5 million for the six months ended June 30, 2009. The increase of $9.6 million was primarily due to $7.5 million reflecting a 27.9% increase in sales volume, $1.3 million due to inflation and $1.2 million due to product mix, partially offset by $0.4 million due to the sale of the dunnage bag business.

Selling, general and administrative expenses for the six months ended June 30, 2010 totaled $16.0 million compared to $16.2 million for the six months ended June 30, 2009. The decrease of $0.2 million reflects $3.0 million for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009, $0.4 million of lower bad debts and $0.3 million related to the sale of the dunnage bag business. Partially offsetting these decreases in selling, general and administrative expense was $2.4 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 that were previously suspended as a result of poor economic conditions in early 2009 and $1.1 million of higher stock compensation expense.

Depreciation and amortization for the six months ended June 30, 2010 totaled $22.5 million compared to $27.1 million for the six months ended June 30, 2009. The decrease of $4.6 million was primarily due to $4.9 million of lower intangible asset amortization. The Company acquired a coal contract with below market prices in conjunction with the CKD acquisition. The contract and related amortization expired on December 31, 2009.

The $16.7 million gain on sale of a business for the six months ended June 30, 2009 was the result of the sale of the dunnage bag business to Illinois Tool Works Inc. in March 2009.

Foreign exchange losses for the six months ended June 30, 2010 were $0.9 million compared to a foreign exchange loss of $0.1 million for the six months ended June 30, 2009. The change reflects the impact of a strengthening U.S. dollar in 2010 compared to the euro.

Interest expense for the six months ended June 30, 2010 and 2009 was $2.9 million and $10.7 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $7.8 million lower in the six months ended June 30, 2010 primarily due to lower debt balances and interest rates.

Provision for income taxes for the six months ended June 30, 2010 and 2009 was $7.2 million and $19.5 million, respectively, reflecting an effective tax rate of 34.8% for the six months ended June 30, 2010 compared to 40.0% for the same period in 2009. The lower provision for income taxes mainly reflects a $28.1 million reduction in pre-tax income. The lower effective tax rate in 2010 is due to the benefit related to the refundable tax credit from the inorganic content of black liquor burned in 2009 and a higher expected benefit from the domestic manufacturing deduction.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Six Months Ended June 30,
Operating Segment ($000’s):	2010	2009
Consolidated net sales:
Unbleached kraft	$375,618	$291,049
Other	—	6,927
Intersegment sales	—	(899)

Total net sales	$375,618	$297,077

Operating income / (loss):
Unbleached kraft	$35,439	$53,293
Other	—	748
Gain on sale of business	—	16,695
Corporate	(10,950)	(11,131)

Total operating income	$24,489	$59,605

The following represents analysis and commentary for results of operations for the Company’s operating segment.

Unbleached Kraft

	Six Months Ended June 30,
	2010	2009
Net sales	$375,618	$291,049
Operating income	$35,439	$53,293
Operating income % of net sales	9.4%	18.3%

Average revenue per ton	$560	$558
Tons of paper sold	641,962	501,926

For the six months ended June 30, 2010, unbleached kraft segment net sales increased by $84.6 million, or 29.1%, to $375.6 million compared to $291.0 million for the six months ended June 30, 2009. The increase in net sales was mainly due to $82.3 million of higher sales volume resulting from an increase of 140,036 tons of paper sold, and $3.6 million of a more favorable product mix due to a lower percentage of export linerboard sales.

Unbleached kraft segment operating income decreased by $17.9 million, or 33.5%, to $35.4 million for the six months ended June 30, 2010 compared to $53.3 million for the six months ended June 30, 2009. Operating income decreased primarily due to $31.8 million from lower alternate fuel mixture tax credits, $6.8 million related to the Charleston mill tri-annual planned maintenance outage, $3.4 million of inflation on input costs and $4.7 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 that were previously suspended in early 2009.

The decrease in operating income was partially offset by $24.8 million from higher sales volume, $4.9 million related to decreased amortization expense related to an expired intangible asset, $2.4 million of a more favorable product mix due to a lower percentage of export linerboard sales and $0.4 million of lower bad debts.

For the six months ended June 30, 2010, operating income as a percentage of net sales declined to 9.4% from 18.3% for the first six months of 2009, mainly due to a lower alternative fuel mixture tax credit and the tri-annual planned maintenance outage at the Charleston mill.

Other

Other includes the Company’s former dunnage bag business which was sold on March 31, 2009 to Illinois Tool Works, Inc.

Corporate

Corporate operating expense for the six months ended June 30, 2010 totaled $11.0 million compared to $11.1 million for the six months ended June 30, 2009. The decrease of $0.1 million was due to $3.0 million for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009 partially offset by $1.7 million of higher compensation and benefit expenses as the Company reinstated certain benefits in 2010 that were temporarily suspended in 2009 as a result of poor economic conditions and $1.1 million of higher stock compensation expense.

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

For the six months ended June 30, 2010, the Company made a $10.0 million voluntary loan prepayment on the term loan facility. The Company does not expect to make any additional voluntary prepayments for the balance of 2010.

Debt Covenants

Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio of 3.0 to 1. The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio that is 1.1 to 1.  As of June 30, 2010, the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 0.82 to 1 and a fixed charge coverage ratio of 5.64 to 1.

At June 30, 2010, the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

Other Borrowings

For the six months ended June 30, 2010, the Company reduced its revolving credit facility by $7.4 million. The Company utilizes its revolving credit facility for general business purposes.

On January 5, 2010, the Company entered into a twelve month financing agreement of $2.6 million at an annual interest rate of 1.62% for the Company’s annual property insurance premium. The agreement requires the Company to make consecutive monthly repayments of $0.2 million through the term of the financing agreement ending on December 1, 2010. As of June 30, 2010, $1.3 million was outstanding under this agreement.

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

Alternative Fuel Mixture Tax Credit

Based on a U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010, the Company was eligible to receive an additional $7.9 million tax credit related to inorganic content burned in 2009. The inorganic content, which represented about 4% of the total gallons burned, was excluded from refunds submitted in 2009. The Company recorded this benefit in pre-tax income during the quarter ended March 31, 2010. The Company received this refund in May 2010.

The alternative fuel mixture tax credit expired on December 31, 2009.

Income taxes

The Company has recorded a $68.8 million tax contingency reserve at June 30, 2010 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits (“AFTC”). The Company has taken the position that the AFTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has not issued guidance concerning this issue.

The Company received a $13.2 million federal income tax refund in June 2010.  No additional refunds are expected during 2010.

In December 2009, the Company filed its registration as a cellulosic biofuel producer for the year 2009 and is awaiting approval. The cellulosic biofuel tax credit (“CBTC”), under Section 40(b)(6) of the Internal Revenue Service (“IRS”) Code, is a $1.01 per gallon credit for cellulosic biofuel producers. The IRS recently indicated in a memorandum dated June 28, 2010 that black liquor qualifies for the cellulosic biofuel producer credit.  However, the IRS stated any gallon of black liquor claimed as an AFTC would not qualify for the CBTC.  The IRS is expected to provide guidance for converting AFTC’s to cellulosic credits for qualifying producers.  KapStone claimed the AFTC for all gallons of black liquor produced once its AFTC registrations were approved in early 2009.  At this time, the Company estimates a $22 million potential future after-tax credit for CBTC relating to black liquor burned in 2009 prior to the Company’s AFTC registrations being approved.  If the Company were to receive any tax credits related to cellulosic biofuel it would be realized by reducing income tax payable beginning in late 2010.

Sources and Uses of Cash

Six months ended June 30 ($000’s)	2010	2009

Operating activities	$57,996	$62,787
Investing activities	(14,866)	17,696
Financing activities	(23,682)	(62,501)

Cash and cash equivalents increased by $19.4 million from December 31, 2009, reflecting $58.0 million of net cash provided by operating activities, $14.9 million of net cash used in investing activities and $23.7 million of net cash used in financing activities.

Net cash provided by operating activities was $58.0 million primarily due to $13.5 million of net income for the first six months of 2010, $33.0 million of non-cash charges and $11.5 million of changes in operating assets and liabilities. Net cash provided by operating activities decreased by $4.8 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a $15.7 million reduction in net income, an $8.3 million increase of non-cash charges primarily due to a $16.7 million gain on the sale of the dunnage bag business in March 2009 and a $2.7 million increase of changes in operating assets and liabilities primarily due to $10.9 million for the alternative fuel mixture tax credit receivable.

Net cash used in investing activities was $14.9 million reflecting $15.5 million of capital expenditures partially offset by $0.6 million received from MeadWestvaco relating to the CKD acquisition. For the six months ended June 30, 2010, capital expenditures included $13.5 million for equipment upgrades and replacements at the paper mills. In addition, $2.0 million was spent on IT systems projects.  Net cash provided by investing activities decreased by $32.6 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 mainly due to $36.1 million of proceeds received from the sale of the dunnage bag business in the first quarter of 2009.

Net cash used in financing activities was $23.7 million and reflects $18.0 million of term loan repayments including a $10.0 million voluntary prepayment and $7.4 million of net repayments on the revolving credit facility partially offset by $1.3 million of net other borrowings and $0.5 million of proceeds from exercises of stock options. Net cash used in financing activities decreased by $38.8 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to a lower amount of debt and revolver repayments in the first six months of 2010.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility will be sufficient to meet the anticipated 2010 cash needs. The Company expects to spend approximately $17.8 million on capital expenditures for the balance of 2010. In addition, the Company has $9.6 million of required long-term debt repayments for the balance of 2010 and expects to fund an additional $2.9 million to its defined benefit pension plan.

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

Under KapStone Kraft’s Senior Credit Facilities, we have two term loans totaling $126.9 million outstanding at June 30, 2010.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out, obligations to International Paper Company will become (or are reasonably expected to become) due, provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 2.0 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $1.2 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in euros. The Company uses foreign currency forward contracts and foreign exchange forward contracts to manage some of the foreign currency exchange risks associated with foreign sales of its U.S. operations. Using such foreign currency forward contracts, the Company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the Company’s cash flows.

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1. — LEGAL PROCEEDINGS

None.

Item 1A. — RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2009.

Item 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. — DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. — RESERVED

Item 5. — OTHER INFORMATION

None.

PART II. — OTHER INFORMATION

Item 6. — EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

10.1	2009 Employee Stock Purchase Plan (Incorporated by reference to Appendix A of the Registrants’s Definitive Proxy Statement filed on April 15, 2010).

10.2	Amended and Restated 2006 Incentive Plan (Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement filed on April 15, 2010).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

August 4, 2010	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer