Form 10-Q
period 2010-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2010-11-03
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 46,009,382 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of October 27, 2010, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,617	$2,440
Trade accounts receivable, less allowances of $1,303 in 2010 and $1,217 in 2009	72,425	58,408
Other receivables	2,893	16,487
Inventories	71,836	61,377
Refundable and prepaid income taxes	980	13,757
Prepaid expenses and other current assets	3,897	1,690
Restricted cash	—	2,500
Deferred income taxes	5,917	5,604
Total current assets	199,565	162,263

Plant, property and equipment, net	462,504	470,278
Other assets	4,235	4,935
Intangible assets, net	23,548	26,198
Goodwill	4,811	5,449
Total assets	$694,663	$669,123

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,835	$18,630
Borrowings under revolving credit facility	—	7,400
Other current borrowings	644	—
Accounts payable	51,966	52,147
Accrued expenses	20,832	20,800
Accrued compensation costs	16,164	7,719
Total current liabilities	108,441	106,696

Other liabilities:
Long-term debt, net of current portion	97,157	121,031
Pension and post-retirement benefits	6,663	5,949
Deferred income taxes	19,663	38,577
Other liabilities	59,377	48,080
Total other liabilities	182,860	213,637

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 46,009,382 shares issued and outstanding (40,000 treasury shares outstanding) at September 30, 2010 and 45,418,074 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2009	5	5
Additional paid-in capital	223,440	219,828
Retained earnings	180,896	129,046
Accumulated other comprehensive loss	(979)	(89)
Total stockholders’ equity	403,362	348,790

Total liabilities and stockholders’ equity	$694,663	$669,123

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$207,493	$170,335	$583,111	$467,412
Cost of sales, excluding depreciation and amortization	142,212	86,812	419,197	271,650
Freight and distribution expenses	20,161	16,262	56,279	42,755
Selling, general and administrative expenses	7,631	7,105	23,672	23,292
Depreciation and amortization	11,129	13,664	33,624	40,761
Gain/(loss) on sale of business	—	(278)	—	16,417
Other operating income	250	285	760	733
Operating income	26,610	46,499	51,099	106,104
Foreign exchange gain/(loss)	301	175	(597)	48
Interest income	9	—	27	1
Interest expense	1,319	5,353	4,257	16,097
Income before provision (benefit) for income taxes	25,601	41,321	46,272	90,056
Provision (benefit) for income taxes	(12,765)	15,649	(5,578)	35,160

Net income	$38,366	$25,672	$51,850	$54,896

Weighted-average number of shares outstanding:
Basic	45,984,422	36,548,515	45,795,023	31,096,354
Diluted	47,049,913	36,940,773	46,892,468	31,355,785
Net income per share:
Basic	$0.83	$0.70	$1.13	$1.77
Diluted	$0.82	$0.69	$1.11	$1.75

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$51,850	$54,896
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,624	40,761
Stock based compensation expense	2,833	1,686
Amortization of debt issuance costs	1,797	4,210
Loss on disposal of fixed assets	628	756
Deferred income taxes	(18,730)	13,750
Gain on sale of dunnage bag business	—	(16,417)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,017)	9,081
Other receivables	13,594	(12,100)
Inventories	(10,459)	23,242
Refundable and prepaid income taxes	12,777	13,124
Prepaid expenses and other current assets	(2,207)	(1,445)
Other assets	(624)	(1,041)
Accounts payable	(181)	(5,102)
Accrued expenses and other	11,806	3,386
Accrued compensation costs	8,445	(4,997)
Net cash provided by (used in) operating activities	91,136	123,790

Investing activities
CKD acquisition	638	1,000
KPB earn-out	—	(3,977)
Proceeds from sale of dunnage bag business	—	34,898
Restricted cash	2,500	(2,500)
Capital expenditures	(23,829)	(18,656)
Net cash provided by (used in) investing activities	(20,691)	10,765

Financing activities
Proceeds from revolving credit facility	76,700	64,300
Repayments on revolving credit facility	(84,100)	(76,700)
Repayments of long-term debt	(25,293)	(208,093)
Proceeds from other current borrowings	2,564	—
Repayments on other current borrowings	(1,920)	—
Payment of withholding taxes on vested restricted stock awards	(624)	—
Proceeds from the exercises of warrants into common stock	—	85,217
Proceeds from the exercises of stock options	777	—
Excess tax benefits from stock based compensation	447	—
Proceeds from employee stock purchase plan	70	—
Debt issuance costs	—	(370)
Other	111	—
Net cash provided by (used in) financing activities	(31,268)	(135,646)

Net increase (decrease) in cash and cash equivalents	39,177	(1,091)
Cash and cash equivalents-beginning of period	2,440	4,165
Cash and cash equivalents-end of period	$41,617	$3,074

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.              Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). This guidance is included in FASB ASC 805, Business Combinations. This guidance requires the Company to continue to follow the guidance in SFAS No. 141 (also included in FASB ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This guidance also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under this guidance, adjustments associated with changes in tax contingencies that occur after the measurement period, not to exceed one year, are recorded as adjustments to income. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008; however, the guidance regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to 2009.  No business combinations occurred during the nine months ended September 30, 2010.

3.              Alternative Fuel Mixture Tax Credit

A summary of alternative fuel mixture tax credits (“AFTC”) recognized in the consolidated financial statements for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gallons of fuel burned (000’s) (unaudited)	—	104,608	—	243,769
Tax credit for each gallon burned	—	$0.50	—	$0.50

Total alternative fuel mixture tax credit generated (1)	$—	$52,304	$—	$121,884

Recognition of tax credit deferred in June 30, 2009 inventory	—	15,574	—	—

Recognition of tax credit deferred in December 31, 2009 inventory	—	—	14,260	—

Tax credit related to inorganic content burned in 2009	—	—	7,935	—

Tax credit deferred in ending inventory at September 30, 2009	—	(14,420)	—	(14,420)

Total alternative fuel mixture tax credits included as a reduction to cost of sales for three and nine months ended September 30, 2010 and 2009	$—	$53,458	$22,195	$107,464

(1) The alternate fuel mixture tax credit expired on December 31, 2009.

At December 31, 2009 the Company included $14.3 million of AFTC as a reduction to the cost of inventory based on its FIFO accounting policy. No amounts were deferred in inventory at September 30, 2010.

The Company earned an additional $7.9 million AFTC for the tax year 2009 based on a U.S. Internal Revenue Service (“IRS”) Advice Memorandum released on March 12, 2010 which indicated that the portion of inorganic content included in the fuel burned was eligible for a $0.50 per gallon refund. The Company had excluded this amount when submitting refunds during 2009. Inorganic content represented approximately 4% of the total gallons burned in 2009. The Company received $7.9 million from the IRS related to the inorganic content in the nine months ended September 30, 2010.

4.              Planned Maintenance Outage

Cost of sales for the nine months ended September 30, 2010 included approximately $6.8 million for the tri-annual planned maintenance outage for the Company’s South Carolina paper mill.

5.              Inventories

Inventories consist of the following at September 30, 2010, and December 31, 2009, respectively:

	(Unaudited)
	September 30,	December 31,
	2010	2009
Raw materials	$17,444	$13,082
Work in process	1,226	980
Finished goods	31,828	27,475
Replacement parts and supplies	21,338	19,840
Inventories	$71,836	$61,377

6.              Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage its foreign currency exchange risks associated with Euro-denominated sales of its U.S. operations. Foreign currency forward contracts are used to hedge the variability of exchange rates on the Company’s cash flows.  The derivative instrument is valued using Level 2 inputs which are significant observable inputs for similar assets and liabilities in active markets. The fair value was estimated using a market approach based on the Euro to U.S. dollar exchange rates. The Company does not acquire or issue derivative financial instruments for trading purposes.

The foreign currency forward contracts are designated as cash flow hedges.  The contracts are recorded in the consolidated balance sheet and measured at fair value.  The effective portion of the gain or loss on the derivative is recorded as a component of accumulated other comprehensive loss (“AOCL”) in the accompanying consolidated balance sheet and is reclassified into net sales in the consolidated statement of income upon recognition of the hedged sales. The foreign currency forward contracts outstanding have monthly maturity dates through December 31, 2010. The effectiveness of these forward contracts are assessed both at inception and on a quarterly basis to ensure that they are effective in offsetting changes in the cash flows attributable to the hedged risk.

The notional amount of these foreign currency forward contracts was $10.2 million and $0 at September 30, 2010 and December 31, 2009, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months upon settlement of the forward contracts is $1.0 million.

For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the consolidated statement of cash flows with the items being hedged. The table below lists the fair value and location of the Company’s derivative instrument in the consolidated balance sheets:

Derivatives designated as hedging instruments	Balance Sheet Account	Fair Value at 9/30/2010	Fair Value at 12/31/2009
Foreign currency forward contracts	Accrued expenses	$(996)	$—

The table below presents the pre-tax effect of the derivative instrument and its location within the consolidated statements of income for the nine months ended September 30, 2010 and 2009:

	Foreign currency cash flow hedges
	2010	2009

Gain (loss) recognized in other comprehensive loss (effective portion)	$(983)	$—

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(459)	$—
Gain (loss) recognized in earnings (1)	(2)	—
Total gain (loss) recognized in earnings	$(461)	$—

(1)     Represents amounts excluded from effectiveness testing for foreign currency cash flow hedges.

7.              Debt

For the three months ended September 30, 2010, long-term debt repayments totaled $7.3 million including a $2.5 million mandatory prepayment. For the nine months ended September 30, 2010, long-term debt repayments totaled $25.3 million including a $10.0 million voluntary prepayment and a $2.5 million mandatory prepayment. In connection with the prepayments, $0.3 million of debt issuance costs were amortized.

At September 30, 2010 the carrying amount and fair value of the Company’s debt was $116.0 million and $97.4 million, respectively.  At December 31, 2009 the carrying amount and fair value of the Company’s debt was $139.7 million and $113.4 million, respectively. The fair value of the Company’s debt was estimated using an income approach based on current interest rates available to the Company for debt of similar terms and maturities.

8.     Income Taxes

The Company’s U.S. federal statutory income tax rate is 35% for each of 2010 and 2009. The Company’s effective tax rates for the nine months ended September 30, 2010 and 2009 were (12.1%) and 39.0%, respectively.  The differences between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2010 was due primarily to the benefit related to the Cellulosic Biofuel credit, the benefit related to the refundable tax credit from the inorganic content of black liquor burned in 2009 and state tax net of federal benefit.

Differences between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2009 were due to the impact of state tax net of federal benefit, the domestic manufacturing tax deduction and a discrete item relating to the sale of the dunnage bag business.

The Company’s gross unrecognized tax benefits, including interest as of September 30, 2010 increased by $4.8 million to $67.7 million from $62.9 million at December 31, 2009.  Unrecognized tax benefits of $67.7 million were included in other long term liabilities in the accompanying consolidated balance sheet.

In August 2010, the U.S. Internal Revenue Service (“IRS”) approved the Company’s registration as a producer of cellulosic biofuel for the tax year 2009. With this registration, the Company applied for a nonrefundable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for black liquor burned by the Company in early 2009 for which the Company did not claim the alternative fuel mixture tax credit. A $20.7 million benefit (net of U.S. federal and state taxes) related to the cellulosic biofuel tax credit was reflected in the Company’s income tax provision as a discrete item for the quarter ended September 30, 2010. The Company reported $33.9 million (the gross tax credit amount) as a deferred tax asset as of September 30, 2010 which is available to offset taxable income in future years.

In the normal course of business, we are subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2009. The Company’s tax returns for 2007, 2008 and 2009 are currently under examination by the IRS.

9.    Net Income Per Share

Basic and diluted net income per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$38,366	$25,672	$51,850	$54,896
Weighted-average number of common shares for basic net income per share	45,984,422	36,548,515	45,795,023	31,096,354
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	740,589	92,083	677,907	30,694
Underwriter’s purchase option	—	—	72,282	—
Unvested restricted stock awards	324,902	300,175	347,256	228,737

Weighted-average number of shares for diluted net income per share	47,049,913	36,940,773	46,892,468	31,355,785

Net income per share – basic	$0.83	$0.70	$1.13	$1.77

Net income per share – diluted	$0.82	$0.69	$1.11	$1.75

Common stock warrants were not included in the calculation of diluted earnings per share for the three and nine months ended September 30, 2009 since the weighted average share price per share of common stock was $4.96 and $3.42, respectively, compared to the warrant’s conversion price of $5.00, and the effect would be anti-dilutive.  The common stock warrants expired on August 17, 2009.

Unexercised stock options totaling 0.5 million were outstanding during the three and nine months ended September 30, 2010, but were not included in the computation of diluted earnings per share because the options were not dilutive. Unexercised stock options totaling 2.1 million and 2.2 million were outstanding during the three and nine months ended September 30, 2009, respectively, but were not included in the computation of diluted earnings per share because the options were not dilutive.

In connection with the Company’s initial public offering on August 19, 2005, the Company issued, for $100, an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and two warrants. The warrants expired on August 17, 2009, after which each unit consisted of only one share of common stock. In March 2010, the underwriter’s purchase option was exercised and converted into 348,393 shares of common stock. The underwriter’s purchase option of 1,000,000 units was outstanding at September 30, 2009, but was not included in the computation of diluted earnings per share because the option was not dilutive for the three and nine month periods ended September 30, 2009.

10.    Pension Plan and Post Retirement Benefits

Defined Benefit Pension Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and nine months ended September 30, 2010 and 2009 for the Pension Plan, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Service cost for benefits earned during the period	$715	$703	$2,145	$2,145
Interest cost on projected benefit obligation	141	93	423	280
Expected return on plan assets	(129)	(38)	(386)	(115)
Amortization of prior service cost	10	—	30	—
Net pension cost	$737	$758	$2,212	$2,310

KapStone funds its Pension Plan according to Internal Revenue Service funding requirements. Based on those limitations, KapStone has funded $1.7 million for the nine months ended September 30, 2010 and expects to fund an additional $0.5 million to the Pension Plan in 2010.

Other Post Retirement Benefits

Net post-retirement cost recognized for each of the three and nine months ended September 30, 2010 were credits of $0.1 million and $0.2 million, respectively, due to recognition of an actuarial gain from 2009 for the Company’s retiree medical and life insurance plans. Net post-retirement cost recognized for each of the three and nine months ended September 30, 2009 for the Company’s retiree medical and life insurance plan was less than $0.1 million.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions, vest immediately for salaried, non-bargained hourly and certain union employees, and vest after three years for other union employees. For the three months ended September 30, 2010 and 2009, the Company recognized expense of $0.9 million and $0.4 million, respectively, for matching contributions.  For the nine months ended September 30, 2010 and 2009, the Company recognized expense of $2.7 million and $1.6 million, respectively, for matching contributions.  Effective March 1, 2009, matching contributions for salaried employees were temporarily suspended due to economic conditions. The Company reinstated matching contributions effective January 1, 2010.

The Company’s Retirement Savings Plan (“Savings Plan”), which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100% after three years.  For the three and nine months ended September 30, 2010, the Company recognized expense of $0.5 million and $1.5 million, respectively. Effective February 1, 2009, the Company temporarily suspended contributions to the Savings Plan due to economic conditions, and as a result, no expense was recognized during the three and nine months ended September 30, 2009. The Company reinstated the Savings Plan in November 2009.

11.          Stock-Based Compensation

On May 27, 2010, stockholders approved the Amended and Restated 2006 Incentive Plan to increase the maximum shares of common stock available for issuance under the 2006 Plan to 5.7 million shares.

The Company accounts for stock awards in accordance with ASC 718, Compensation — Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Stock option compensation expense	$385	$383	$1,590	$978
Restricted stock unit compensation expense	291	270	1,243	708
Total stock-based compensation expense	$676	$653	$2,833	$1,686

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
Unrecognized stock option compensation cost	$2,121	$1,914
Unrecognized restricted stock compensation cost	1,865	1,534
Total stock-based compensation cost	$3,986	$3,448

As of September 30, 2010, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.8 years and 1.5 years, respectively.

Stock Options

In May 2010, the Company’s Compensation Committee granted 450,098 stock options to directors, executive officers and employees of the Company.  The stock options vest as follows: 50% after two years and the remaining 50% after three years or upon the grantee of such stock options reaching age 65.  The stock options awarded in 2010 have a contractual term of ten years. The stock options are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($11.36 for the 2010 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

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

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

Nine Months Ended
September 30, 2010
KapStone Stock Options Black-Scholes-Merton assumptions (weighted average):
Expected volatility	41.54%
Expected life (years)	5.94
Risk-free interest rate	2.42%
Expected dividend yield	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2010	2,162,077	$5.66	7.6	$9,029
Granted	450,098	11.36	9.7
Exercised	(113,841)	6.81
Forfeited	(5,528)	4.91
Outstanding at September 30, 2010	2,492,806	$6.63	7.5	$13,728
Exercisable at September 30, 2010	967,859	$7.35	5.7	$4,634

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

The following table summarizes restricted stock units amounts and activity:

	Units	Weighted Average Grant Price
Outstanding at January 1, 2010	585,669	$5.68
Granted	166,534	11.36
Vested	(172,750)	6.76
Forfeited	(1,780)	4.95
Outstanding at September 30, 2010	577,673	$7.00

12.   Stockholder’s Equity

In connection with the Company’s initial public offering on August 19, 2005, the Company issued, for $100, an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. Each unit consisted of one share of the Company’s common stock, $0.0001 par value, and two warrants. The warrants expired on August 17, 2009, after which each unit consisted of only one share of common stock. In March 2010, the purchase option was exercised at a market price of $11.51 per share.  The purchase option was exercised on a cashless basis and therefore no cash proceeds were received by the Company.  Accordingly, 348,393 shares of common stock were issued in March 2010.

For the three and nine months ended September 30, 2010, exercises of employee stock options totaled 33,605 shares and 113,841 shares, respectively, with cash proceeds to the Company of $0.2 million and $0.8 million, respectively. No stock options were exercised in 2009.

In December 2009, the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan (“ESPP”) effective January 1, 2010. The ESPP allows for employees to purchase shares of company stock at a five percent discount from market price. A total of 500,000 shares are reserved for future awards. A total of 6,641 shares were issued under the ESPP for the nine months ended September 30, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Segment:	2010	2009	2010	2009
Net sales:
Unbleached kraft	$207,493	$170,335	$583,111	$461,384
Other	—	—	—	6,927
Intersegment sales	—	—	—	(899)

Total	$207,493	$170,335	$583,111	$467,412

Net sales to external customers:
Unbleached kraft	$207,493	$170,335	$583,111	$460,485
Other	—	—	—	6,927

Total	$207,493	$170,335	$583,111	$467,412

Operating income / (loss):

Unbleached kraft	$31,409	$51,952	$66,848	$105,245
Other	—	—	—	748
Gain/(loss) on sale of business	—	(278)	—	16,417
Corporate	(4,799)	(5,175)	(15,749)	(16,306)

Total	$26,610	$46,499	$51,099	$106,104

	(Unaudited) September 30,	December 31,
Operating Segment:	2010	2009
Total assets:
Unbleached kraft	$634,065	$638,050
Corporate	60,598	31,073

Total	$694,663	$669,123

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

Comparison of Results of Operations for the Three Months Ended September 30, 2010 and the Three Months Ended September 30, 2009

	Three Months Ended September 30,		Increase/
(in thousands of U.S. dollars):	2010	2009	(Decrease)
Net sales	$207,493	$170,335	$37,158
Cost of sales, excluding depreciation and amortization	142,212	86,812	55,400
Freight and distribution expenses	20,161	16,262	3,899
Selling, general and administrative expenses	7,631	7,105	526
Depreciation and amortization	11,129	13,664	(2,535)
Gain (loss) on sale of business	—	(278)	278
Other operating income	250	285	(35)
Operating income	26,610	46,499	(19.889)
Foreign exchange gain	301	175	126
Interest income	9	—	9
Interest expense	1,319	5,353	(4,034)
Income before provision (benefit) for income taxes	25,601	41,321	(15,720)
Provision (benefit) for income taxes	(12,765)	15,649	(28,414)
Net income	$38,366	$25,672	$12,694

Net sales for the quarter ended September 30, 2010 were $207.5 million compared to $170.3 million for the third quarter of 2009, an increase of $37.2 million or 21.8%. The increase in net sales was driven by $28.4 million due to higher average selling prices and $12.2 million due to a more favorable product mix reflecting a lower percentage of export linerboard sales partially offset by $1.3 million of lower sales volume. Exchange rates negatively impacted net sales by $2.1 million.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2010 was $142.2 million compared to $86.8 million for the third quarter of 2009, an increase of $55.4 million, or 63.8%. The increase in cost of sales was mainly due to a $53.5 million decrease in alternative fuel mixture tax credits (the tax credit expired on December 31, 2009), a $2.2 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010 and $2.0 million due to inflation on input costs. Partially offsetting the increase in cost of sales was $2.3 million from lower sales volume and productivity.

Freight and distribution expenses for the quarter ended September 30, 2010 totaled $20.2 million compared to $16.3 million for the quarter ended September 30, 2009. The increase of $3.9 million was primarily due to $2.6 million due to a lower percentage of export linerboard shipments in which freight costs are paid by the customer and $1.9 million due to inflation mainly on ocean marine shipments partially offset by $0.6 million reflecting a 1.5% decrease in sales volume.

Selling, general and administrative expenses for the quarter ended September 30, 2010 totaled $7.6 million compared to $7.1 million for the quarter ended September 30, 2009. The increase of $0.5 million reflects $1.6 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010. Partially offsetting the increase in selling, general and administrative expense was a $1.3 million reduction in expense for the termination of transitional services provided by MeadWestvaco Corporation (“MeadWestvaco”) in the fourth quarter of 2009. For the quarter ended September 30, 2010, selling, general and administrative expenses as a percentage of net sales declined to 3.7% from 4.2% for the third quarter of 2009.

Depreciation and amortization for the quarter ended September 30, 2010 totaled $11.1 million compared to $13.7 million for the quarter ended September 30, 2009. The decrease of $2.6 million was primarily due to lower intangible asset amortization. The Company acquired a coal contract with below market prices in conjunction with the acquisition of substantially all of the assets of the Charleston Kraft Division (“CKD”) of MeadWestvaco in July 2008. The contract and related amortization expired on December 31, 2009.

Gain (loss) on sale of business reflects a working capital adjustment of $0.3 million in the three months ended September 30, 2009 in connection with the sale of the dunnage bag business in March 2009.

Foreign exchange gains for the three months ended September 30, 2010 were $0.3 million compared to $0.2 million for the three months ended September 30, 2009. The change reflects fluctuations in the Euro to U.S. dollar exchange rate.

Interest expense for the quarters ended September 30, 2010 and 2009 was $1.3 million and $5.4 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $4.1 million lower in the quarter ended September 30, 2010 primarily due to lower debt balances resulting from $285 million of debt repayments in 2009.

Provision (benefit) for income taxes for the quarters ended September 30, 2010 and 2009 was ($12.8) million and $15.6 million, respectively, reflecting an effective tax rate of (49.9%) for the quarter ended September 30, 2010 compared to 37.9% for the same period in 2009. The lower provision (benefit) for income taxes in 2010 reflects primarily the combined impact of the $20.7 million benefit from the cellulosic biofuel producer’s tax credit and a $15.7 million reduction in pre-tax income.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Three Months Ended September 30,
Operating Segment ($000’s):	2010	2009
Consolidated net sales:
Unbleached kraft	$207,493	$170,335

Total net sales	$207,493	$170,335

Operating income / (loss):
Unbleached kraft	$31,409	$51,952
Gain/(loss) on sale of business	—	(278)
Corporate	(4,799)	(5,175)

Total operating income	$26,610	$46,499

The following represents analysis and commentary for results of operations for the Company’s operating segment.

Unbleached Kraft

	Three Months Ended September 30,
	2010	2009
Net sales	$207,493	$170,335
Operating income	$31,409	$51,952
Operating income % of net sales	15.1%	30.5%

Average revenue per ton	$614	$495
Tons of paper sold	326,967	331,879

For the quarter ended September 30, 2010, unbleached kraft segment net sales increased by $37.2 million, or 21.8%, to $207.5 million compared to $170.3 million for the quarter ended September 30, 2009. The increase in net sales was mainly due to $28.4 million from higher average selling prices and $12.2 million due to a more favorable product mix reflecting a lower percentage of export linerboard sales partially offset by $1.3 million of lower sales volume and $2.1 million due to foreign exchange rates. Average selling prices in the third quarter of 2010 of $614 per ton were $119 per ton higher than average selling prices in the third quarter of 2009 and $29 per ton above average selling prices in the quarter ended June 30, 2010, reflecting full realization of kraft paper and linerboard price increases announced in December 2009 and in January and April 2010. The Company expects to fully realize a $40 per ton price increase for kraft paper announced in August 2010 in the quarter ending December 31, 2010. In addition, the Company partially realized smaller price increases for other products in the quarter ended September 30, 2010 and expects to fully realize these increases in the later part of 2010 and into 2011.

Unbleached kraft segment operating income decreased by $20.6 million, or 39.6%, to $31.4 million for the quarter ended September 30, 2010 compared to $52.0 million for the quarter ended September 30, 2009. The decrease in operating income was primarily due to a $53.5 million decrease in alternative fuel mixture tax credits (the tax credit expired on December 31, 2009), a $2.9 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010, $2.1 million due to foreign exchange rates and $2.0 million due to inflation on input costs. Partially offsetting the decrease in operating income was $28.4 million from higher average selling prices, $9.4 million due to a more favorable product mix and $2.4 million related to decreased amortization expense related to an expired intangible asset.

For the quarter ended September 30, 2010, operating income as a percentage of net sales declined to 15.1% from 30.5% for the third quarter of 2009, mainly due to a decrease in alternative fuel mixture tax credits partially offset by higher average selling prices.

Corporate

Corporate operating expense for the quarter ended September 30, 2010 totaled $4.8 million compared to $5.2 million for the quarter ended September 30, 2009. The decrease of $0.4 million reflects a $1.3 million reduction in expense for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009, partially offset by $0.9 million of higher compensation and benefit expenses as the Company reinstated certain benefits in 2010 that were temporarily suspended in 2009 as a result of poor economic conditions.

Comparison of Results of Operations for the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Increase/
(in thousands of U.S. dollars):	2010	2009	(Decrease)
Net sales	$583,111	$467,412	$115,699
Cost of sales, excluding depreciation and amortization	419,197	271,650	147,547
Freight and distribution expenses	56,279	42,755	13,524
Selling, general and administrative expenses	23,672	23,292	380
Depreciation and amortization	33,624	40,761	(7,137)
Gain on sale of business	—	16,417	(16,417)
Other operating income	760	733	27
Operating income	51,099	106,104	(55,005)
Foreign exchange gain/(loss)	(597)	48	(645)
Interest income	27	1	26
Interest expense	4,257	16,097	(11,840)
Income before provision (benefit) for income taxes	46,272	90,056	(43,784)
Provision (benefit) for income taxes	(5,578)	35,160	(40,738)
Net income	$51,850	$54,896	$(3,046)

Net sales for the nine months ended September 30, 2010 were $583.1 million compared to $467.4 million for the first nine months of 2009, an increase of $115.7 million or 24.8%. The increase in net sales was driven by $81.0 million of higher sales volume in the first nine months of 2010 compared to the first nine months of 2009, mainly due to increased demand reflecting improving economic conditions, $28.3 million of higher average selling prices and $15.8 million of a more favorable product mix reflecting a lower percentage of export linerboard sales.  Partially offsetting the increase in net sales was $6.9 million due to the sale of the dunnage bag business in March 2009 and $2.5 million due to foreign exchange rates.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2010 was $419.2 million compared to $271.7 million for the first nine months of 2009, an increase of $147.5 million, or 54.3%. The increase in cost of sales was mainly due to an $85.3 million decrease in alternative fuel mixture tax credits (the tax credit expired December 31, 2009), $46.1 million from increased sales volume,  $6.8 million related to the tri-annual planned maintenance outage at our Charleston mill which occurred in March 2010, a $6.2 million increase in compensation and benefit costs as the Company reinstated certain benefits in November 2009 and January 2010 and $5.4 million due to inflation on input costs. Partially offsetting the increase in cost of sales was $5.5 million of lower costs due to the sale of the dunnage bag business.

Freight and distribution expenses for the nine months ended September 30, 2010 totaled $56.3 million compared to $42.8 million for the nine months ended September 30, 2009. The increase of $13.5 million was primarily due to $6.9 million reflecting a 16.2% increase in sales volume, $3.2 million due to inflation and $3.8 million due to a lower percentage of export linerboard shipments in which freight costs are paid by the customer, partially offset by $0.4 million due to the sale of the dunnage bag business.

Selling, general and administrative expenses for the nine months ended September 30, 2010 totaled $23.7 million compared to $23.3 million for the nine months ended September 30, 2009. The increase of $0.4 million reflects $4.0 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 that were previously suspended as a result of poor economic conditions in early 2009 and $1.1 million of higher stock compensation expense. Partially offsetting these increases in selling, general and administrative expense was $4.3 million of lower expenses due to the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009, $0.5 million of lower bad debts and $0.3 million related to the sale of the dunnage bag business. For the nine months ended September 30, 2010, selling, general and administrative expenses as a percentage of net sales declined to 4.1% from 5.0% for the nine months ended September 30, 2009.

Depreciation and amortization for the nine months ended September 30, 2010 totaled $33.6 million compared to $40.8 million for the nine months ended September 30, 2009. The decrease of $7.2 million was primarily due to $7.3 million of lower intangible asset amortization. The Company acquired a coal contract with below market prices in conjunction with the CKD acquisition. The contract and related amortization expired on December 31, 2009.

The $16.4 million gain on sale of a business for the nine months ended September 30, 2009 was the result of the sale of the dunnage bag business to Illinois Tool Works Inc. in March 2009.

Foreign exchange losses for the nine months ended September 30, 2010 were $0.6 million compared to a foreign exchange gain of $0.1 million for the nine months ended September 30, 2009. The change reflects the impact of a strengthening U.S. dollar in 2010 compared to the Euro.

Interest expense for the nine months ended September 30, 2010 and 2009 was $4.3 million and $16.1 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $11.8 million lower in the nine months ended September 30, 2010 primarily due to lower debt balances and interest rates.

Provision (benefit) for income taxes for the nine months ended September 30, 2010 and 2009 was ($5.6) million and $35.2 million, respectively, reflecting an effective tax rate of (12.1%) for the nine months ended September 30, 2010 compared to 39.0% for the same period in 2009. The lower provision (benefit) for income taxes in 2010 reflects primarily the combined impact of the $20.7 million benefit from the cellulosic biofuel producer’s tax credit and a $43.8 million reduction in pre-tax income.

Segment Results

The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Nine Months Ended September 30,
Operating Segment ($000’s):	2010	2009
Consolidated net sales:
Unbleached kraft	$583,111	$461,384
Other	—	6,927
Intersegment sales	—	(899)

Total net sales	$583,111	$467,412

Operating income / (loss):
Unbleached kraft	$66,848	$105,245
Other	—	748
Gain on sale of business	—	16,417
Corporate	(15,749)	(16,306)

Total operating income	$51,099	$106,104

The following represents analysis and commentary for results of operations for the Company’s operating segment.

Unbleached Kraft

	Nine Months Ended September 30,
	2010	2009
Net sales	$583,111	$461,384
Operating income	$66,848	$105,245
Operating income % of net sales	11.5%	22.8%

Average revenue per ton	$578	$533
Tons of paper sold	968,929	833,805

For the nine months ended September 30, 2010, unbleached kraft segment net sales increased by $121.7 million, or 26.4%, to $583.1 million compared to $461.4 million for the nine months ended September 30, 2009. The increase in net sales was mainly due to $81.0 million of higher sales volume resulting from an increase of 135,124 tons of paper sold, $28.3 million of higher average selling prices and $15.8 million of a more favorable product mix due to a lower percentage of export linerboard sales. Exchange rates negatively impacted net sales by $2.5 million.

Unbleached kraft segment operating income decreased by $38.4 million, or 36.5%, to $66.8 million for the nine months ended September 30, 2010 compared to $105.2 million for the nine months ended September 30, 2009. Operating income decreased primarily due to $85.3 million from lower alternate fuel mixture tax credits, $6.8 million related to the tri-annual planned maintenance outage at our Charleston mill, $5.4 million of inflation on input costs, $7.6 million of higher compensation and benefit expenses as the Company reinstated certain benefits in November 2009 and January 2010 that were previously suspended in early 2009 and $2.5 million due to foreign exchange rates. The decrease in operating income was partially offset by $28.3 million of higher average selling prices, $28.0 million from higher sales volume, $11.1 million of a more favorable product mix due to a lower percentage of export linerboard sales, $7.3 million related to decreased amortization expense related to an expired intangible asset and $0.5 million of lower bad debts.

For the nine months ended September 30, 2010, operating income as a percentage of net sales declined to 11.5% from 22.8% for the first nine months of 2009, mainly due to a lower alternative fuel mixture tax credit and the tri-annual planned maintenance outage at the Charleston mill partially offset by higher average selling prices and higher sales volume.

Other

Other includes the Company’s former dunnage bag business which was sold on March 31, 2009 to Illinois Tool Works, Inc.

Corporate

Corporate operating expense for the nine months ended September 30, 2010 totaled $15.7 million compared to $16.3 million for the nine months ended September 30, 2009. The decrease of $0.6 million was due to $4.3 million of lower expenses due to the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009 partially offset by $2.6 million of higher compensation and benefit expenses as the Company reinstated certain benefits in 2010 that were temporarily suspended in 2009 as a result of poor economic conditions and $1.1 million of higher stock compensation expense.

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

For the nine months ended September 30, 2010, the Company made a $10.0 million voluntary loan prepayment and a $2.5 million mandatory loan prepayment on the term loan facility. The Company does not expect to make any additional voluntary or mandatory prepayments during the remainder of 2010.

Debt Covenants

Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio of 3.0 to 1. The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio that is 1.1 to 1.  As of September 30, 2010, the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 0.89 to 1 and a fixed charge coverage ratio of 5.97 to 1.

At September 30, 2010, the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

Other Borrowings

For the nine months ended September 30, 2010, the Company reduced its revolving credit facility by $7.4 million. The Company utilizes its revolving credit facility for general business purposes.

On January 5, 2010, the Company entered into a twelve month financing agreement of $2.6 million at an annual interest rate of 1.62% for the Company’s annual property insurance premium. The agreement requires the Company to make consecutive monthly repayments of $0.2 million through the term of the financing agreement ending on December 1, 2010. As of September 30, 2010, $0.6 million was outstanding under this agreement.

Restricted Cash

On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. for $36.0 million less $1.1 million of working capital adjustments. As a condition of sale, $2.5 million of the sale proceeds were held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale. The Company received the $2.5 million held in escrow on September 29, 2010.

Alternative Fuel Mixture Tax Credit

Based on a U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010, the Company was eligible to receive an additional $7.9 million tax credit related to inorganic content burned in 2009. The inorganic content, which represented approximately 4% of the total gallons burned, was excluded from refunds submitted in 2009. The Company recorded this benefit in pre-tax income during the quarter ended March 31, 2010. The Company received this refund in May 2010.

The alternative fuel mixture tax credit expired on December 31, 2009.

Income taxes

The Company has recorded a $67.7 million tax contingency reserve at September 30, 2010 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits (“AFTC”). The Company has taken the position that the AFTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has not issued guidance concerning this issue.

The Company received a $13.2 million U.S. federal income tax refund in June 2010 related to the carry back of a 2009 tax loss available to reduce taxes paid in earlier years.  No additional refunds are expected during 2010.

In August 2010, the U.S. Internal Revenue Service (“IRS”) approved the Company’s registration as a producer of cellulosic biofuel for the tax year 2009. With this registration, the Company applied for a nonrefundable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for black liquor burned by the Company in early 2009 for which the Company did not claim the alternative fuel mixture tax credit. A $20.7 million benefit (net of U.S federal and state taxes) related to the cellulosic biofuel tax credit was reflected in the Company’s income tax provision as a discrete item for the quarter ended September 30, 2010. The Company reported $33.9 million (the gross tax credit amount) as a deferred tax asset as of September 30, 2010 which is available to offset taxable income in future years.

Sources and Uses of Cash

Nine months ended September 30 ($000’s)	2010	2009
Operating activities	$91,136	$123,790
Investing activities	(20,691)	10,765
Financing activities	(31,268)	(135,646)

Cash and cash equivalents increased by $39.2 million from December 31, 2009, reflecting $91.1 million of net cash provided by operating activities, $20.7 million of net cash used in investing activities and $31.3 million of net cash used in financing activities.

Net cash provided by operating activities was $91.1 million primarily due to $51.9 million of net income for the first nine months of 2010, $20.2 million of non-cash charges and $19.1 million of changes in operating assets and liabilities. Net cash provided by operating activities decreased by $32.7 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a $3.0 million reduction in net income, a $24.6 million decrease in non-cash charges primarily due to a $16.4 million gain on the sale of the dunnage bag business in March 2009 and a $32.5 million decrease in deferred income taxes primarily from the benefit of the cellulosic biofuel tax credit, and a $5.0 million decrease in operating assets and liabilities.

Net cash used in investing activities was $20.7 million reflecting $23.8 million of capital expenditures partially offset by $2.5 million of proceeds from the sale of the dunnage bag business that were released from escrow on September 29, 2010 and $0.6 million received from MeadWestvaco relating to the CKD acquisition. For the nine months ended September 30, 2010, capital expenditures were mainly spent on equipment upgrades and replacements at the paper mills. In addition, $2.8 million was spent on IT systems projects.  Net cash provided by investing activities decreased by $31.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 mainly due to $34.9 million of proceeds received from the sale of the dunnage bag business in the first quarter of 2009.

Net cash used in financing activities was $31.3 million and includes $25.3 million of term loan repayments including $12.5 million of prepayments and $7.4 million of net repayments on the revolving credit facility partially offset by $0.6 million of net other borrowings and $0.8 million of proceeds from exercises of stock options. Net cash used in financing activities decreased by $104.4 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to a lower amount of debt and revolver repayments in the first nine months of 2010.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility will be sufficient to meet the anticipated 2010 cash needs. The Company expects to spend approximately $10.0 million on capital expenditures for the remainder of 2010. In addition, the Company has $4.7 million of required long-term debt repayments for the remainder of 2010 and expects to fund an additional $0.5 million to its defined benefit pension plan.

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

Under KapStone Kraft’s Senior Credit Facilities, we have two term loans totaling $119.6 million outstanding at September 30, 2010.  The maturity date is the earlier of:  (a) June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, and (b) the date which is 90 days prior to the date on which any earn-out, obligations to International Paper Company will become (or are reasonably expected to become) due, provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 2.0 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $1.1 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company uses foreign currency forward contracts to manage a portion of the foreign currency exchange risks associated with foreign sales of its U.S. operations. Using such foreign currency forward contracts, the Company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the Company’s cash flows.

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

November 3, 2010	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer