Form 10-K
period 2010-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2011-03-04
CIK 1325281

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
1101 Skokie Blvd. Suite 300
Northbrook, IL 60062
(Address of principal executive offices) (ZIP Code)

Registrant's telephone number, including area code: (847) 239-8800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (Par Value $0.0001)	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the 38,901,244 shares of Common Stock held by non-affiliates of the registrant on June 30, 2010, was $433,359,858. This calculation was made using a price per share of Common Stock of $11.14; the closing price of the Common Stock on the New York Stock Exchange on June 30, 2010 the last day of the registrant's most recently completed second fiscal quarter of 2010. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

          On February 28, 2011, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 46,097,979.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant's Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

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

PART I

Item 1.    Business

Overview

        KapStone Paper and Packaging Corporation ("KapStone" or the "Company") was formed in Delaware as a special purpose acquisition corporation on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

        On January 2, 2007, we consummated the purchase from International Paper Company ("IP") of substantially all of the assets and the assumption of certain liabilities of the Kraft Papers Business ("KPB") for $155.0 million less $7.8 million of working capital adjustments. The assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The purchase price included two contingent earn-out payments of up to $60.0 million if certain EBITDA targets are achieved. The acquisition was financed by cash on hand and a $95.0 million senior secured credit facility from LaSalle Bank National Association.

        On July 1, 2008, we consummated the purchase from MeadWestvaco Corporation ("MWV") of substantially all of the assets and the assumption of certain liabilities of the Charleston Kraft Division ("CKD") for $485.0 million (net of cash acquired of $10.6 million) less $8.9 million of working capital adjustments. The assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber mill located in Summerville, South Carolina, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The acquisition was financed by cash on hand and a senior secured credit facility of $515.0 million consisting of a five-year term loan of $390.0 million, a seven-year term loan of $25.0 million and a $100.0 million revolving credit facility. In addition, $40.0 million of seven-year 8.30 percent senior notes were issued. In connection with the transaction the Company paid off the remaining amount due under its prior credit facility. There was no contingent earn-out for the CKD acquisition.

        On March 31, 2009, we consummated the sale of our dunnage bag business to Illinois Tool Works Inc. for $36.0 million less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. The sale of the dunnage bag business accelerated a $4.0 million contingent earn-out payment to IP.

        On January 4, 2011, we negotiated the early settlement of our final contingent earn-out payment with IP relating to the KPB acquisition. We paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount which would have been settled in April 2012.

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

        In 2009, the Company determined, in accordance with Accounting Standards Codification ("ASC") 280, Segment Reporting, to make changes to its reportable segments. All segment disclosures in this Report are presented in conformance with the new presentation. For additional information regarding the change in segments, and the results of our segments, see Note 19 of the Notes to Consolidated Financial Statements.

Industry Overview

        We view the unbleached kraft market as including kraft paper, linerboard, saturating kraft and unbleached folding carton board.

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2010	2009	2008
Total U.S. sales	1.33 tons	1.28 tons	1.56 tons
U.S. production	1.36 tons	1.24 tons	1.49 tons
Imports	0.17 tons	0.20 tons	0.25 tons
Exports	0.21 tons	0.16 tons	0.18 tons
U.S. operating rates	84%	76%	93%

        The kraft paper market is comprised of three general product types. Multiwall paper is used to produce bags for agricultural products, pet food, baking products, cement and chemicals. Specialty converting paper has a large variety of uses within coating and laminating applications that requires a smooth surface. Specialty converting is also used to produce shingle wrap, end caps, roll wrap and dunnage bags. Grocery bag and sack paper is converted into retail shopping bags, grocery sacks, and lawn and leaf refuse bags.

        Over the last two decades, unbleached kraft paper capacity has declined due to a shift in market demand from paper bags to plastic. The multiwall market has contracted due to conversion to plastics in certain end-use markets, primarily in the insulation, pet food, and lawn and garden markets. After bottoming in 2006, capacity increased 2.3 percent in 2007 and 4.6 percent in 2008 as the net impact of machines shifting from other grades to kraft paper was realized. Capacity decreased 2.9 percent in 2009. According to AF&PA's annual survey kraft paper capacity was 1.6 million tons in 2010 and is expected to hold constant through 2011.

        Linerboard is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and linerboard tends to be driven by industrial production of processed foods, nondurable goods and certain durable goods.

        The AF&PA's estimate of the size of the U.S. linerboard market is as follows:

(In millions)	2010	2009	2008
Total U.S. sales	21.1 tons	19.6 tons	21.3 tons
U.S. production	24.1 tons	22.4 tons	24.2 tons
Imports	0.41 tons	0.37 tons	0.56 tons
Exports	3.38 tons	3.17 tons	3.32 tons
U.S. operating rates	95%	85%	91%

        We target our linerboard for specialty independent corrugated and laminated products customers who focus on specialty niche packaging.

        Our saturating kraft product, sold under the trade name Durasorb®, is used in multiple industries including construction, electronics manufacturing and furniture manufacturing around the world. The major end-use markets are in the thin high pressure laminates (HPL) that create decorative surfaces such as kitchen and bath countertops, home and office furniture and flooring. Originated in Europe, there is a growing and distinct HPL segment that involves a much thicker product called compact laminates, which create surfacing products such as exterior cladding, partitions and doors. In Asia, there is significant use of our products for the manufacturing of printed circuit boards (PCB) and copper clad laminates (CCL) and there is also a growing use for thin HPL in decorative surfaces. There is no published data reporting the size of the market. Barriers to entry for producing high quality saturating kraft are high as it is a technically difficult grade of paper to produce.

        Our unbleached folding carton board product line, sold under the trade name Kraftpak®, is a unique, low density virgin fiber board. Kraftpak® applications are widely spread throughout end uses in the general folding carton segment of paperboard packaging. KapStone believes that the best growth opportunities for Kraftpak® are in consumer brands that are changing their images to promote environmental friendliness and sustainability, thus taking market share from coated recycled board, coated natural kraft board and solid bleached sulfate board which are much larger markets. There is no published data reporting the size of the market.

Customers

        The Company has over 500 customers, many of which are leading world class converters. In 2007, the Company had approximately 100 customers. Upon acquiring CKD in July of 2008, the Company's number of customers increased to approximately 400, of which approximately 100 were based in foreign countries. No customer accounted for more than 10 percent of consolidated net sales in 2010 and 2009. Graphic Packaging accounted for 10.7 percent of consolidated net sales in 2008. KapStone continues to build long-term relationships, most of which were established by KPB and CKD before we acquired them. We believe that the risk of losing customers or business with customers is reduced due to the long-term relationships that have been established.

        Kraft paper is sold to converters who produce multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products such as wrapping paper products, dunnage bags and roll wrap. The Company's kraft paper product line accounted for approximately 21 percent of total unit sales for each of 2010 and 2009 and 43 percent for 2008.

        Linerboard is sold to domestic and foreign converters in the corrugated box industry and to other converters for a variety of uses including laminated tier sheets and wrapping material, among others. Our focus is on independent producers who do not have their own mill systems or producers who commonly purchase linerboard in the open market. The Company's linerboard product line accounted for approximately 51 percent of total unit sales for each of 2010 and 2009 and 32 percent for 2008.

        Our Durasorb® customer base is split among three geographic regions, the Americas, Europe and Asia. Approximately 78 percent of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 30 years. Some customers have consolidated to form a greater presence in their markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products. The Company's Durasorb® product line accounted for approximately 21 percent of total unit sales for each of 2010 and 2009 and 19 percent for 2008.

        Our Kraftpak® customer base consists primarily of integrated and independent converters in the folding carton industry. The Company's Kraftpak® product line accounted for approximately 7 percent of total unit sales for each of 2010 and 2009 and 6 percent for 2008.

Sales and Marketing

        The sales and marketing team works directly with our technical, manufacturing and product development teams to offer solutions and meet new customer demands and product requirements. We market and sell our products through a national sales force for our domestic sales. Our international sales are supported by sales teams based in Europe and Asia. We sell export linerboard to unaffiliated resellers and on a direct export basis.

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

        Softwood pulp used to make kraft paper, folding carton board and linerboard is produced from a combination of locally sourced roundwood and pine woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. The Company processes pulp using up to five paper machines. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        The majority of our domestic sales are distributed directly to customers by a combination of third parties mainly by truck and rail. Export linerboard and saturating kraft are shipped to customers via ocean vessel.

Transitional Support

        In conjunction with each acquisition we entered into transitional services agreements to provide for certain services, including information technology and centralized transaction processing, until we could convert the acquired operations to our own Enterprise Resource Planning ("ERP") systems. Our transitional support services from IP for the KPB acquisition ended on April 1, 2008 after a term of 15 months at a cost of $3.2 million. Our transitional service agreement with MWV for the CKD acquisition began on July 1, 2008 and ended on December 31, 2009 after a term of 18 months at a cost of $8.7 million.

        The total cost of transferring services from IP to us was approximately $6.0 million, consisting primarily of installing a new ERP system which included general ledger, order entry and receivables management, purchasing and payment plus additional modules. We incurred approximately $5.8 million to migrate and upgrade the Charleston operations to our ERP system.

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

        In 2010, approximately 22 percent of our combined paper mills' fiber supply (round wood and woodchips) was delivered under a long-term supply agreement. Upon acquisition of the CKD business from MWV, we entered into a 15 year fiber supply agreement whereby MWV provides us with up to 25 percent of our South Carolina fiber requirements with prices tied to a market index. The balance of fiber is purchased through contracts and in the open market from third parties in North Carolina, Virginia, Georgia and South Carolina.

        The primary chemical used in our pulp making process is caustic soda which we purchase at market prices. We have two contracts to purchase coal at fixed prices with one expiring on December 31, 2011 and the other on December 31, 2012. The contracts allow for a certain amount of coal to be purchased in the open market. Fuel oil is purchased from third parties at market prices.

        Typical contracts for raw materials range from one to three years in length and are at fixed pricing, driven by market pricing, or tied to a documented moving index for each material. As costs for raw materials, supplies and services increase, we implement price increases to recover these rising material costs from our customers, when possible. We currently do not use futures contracts or enter into hedging arrangements to manage the risk of fluctuations in coal or fuel oil prices. Thus, if we cannot pass on the rise in energy or other costs to our customers, such increase in costs will have an adverse effect on our gross profit margins and net income.

Competition

        We are one of the leading manufacturers of kraft paper in North America. Other key U.S. market suppliers are Georgia-Pacific, Longview Fibre, Delta Natural, and Smurfit Stone. A number of other competitors comprise the remainder of North American kraft paper production. We believe the key parameters on which North American unbleached kraft suppliers compete are supply reliability, delivered price and product quality. We have longstanding relationships with many of our customers and historically have entered into contracts with initial terms of at least two years. We believe our longstanding relationships are based on our ability to provide the best value proposition to our customers through quality products, consistent and reliable service and technical innovation.

        Based on a report published by the AF&PA, the overall U.S. linerboard capacity is in excess of 25 million tons. As such, our market share is just over two percent. International Paper is the largest producer, followed by Smurfit Stone, Georgia-Pacific and Temple-Inland Packaging. Our emphasis is on the independent producers of corrugated packaging and other users of linerboard.

        In the saturating kraft market, there are three major manufacturers (KapStone, International Paper and Kotkamills). The remainder is supplied by local producers of lower quality material in various regions of the world.

        Kraftpak® competes primarily with uncoated recycled board which is produced by Newark, Rock-Tenn, Caraustar and Graphic Packaging, and a variety of smaller producers.

Environmental Regulation

        Our operations are subject to environmental regulation by federal, state, and local authorities in the United States, including requirements that regulate discharge into the environment, waste management, and remediation of environmental contamination. Environmental permits are required for the operation of our facilities and are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with environmental requirements and violators are subject to injunctions, civil penalties and criminal fines. Third parties may also have the right to sue to enforce compliance with such regulations.

        KapStone is committed to maintaining high environmental quality standards which meet or exceed those established by all relevant environmental laws, regulations and other applicable requirements including Sustainable Forestry Initiatives. KapStone's goal is 100 percent compliance with all environmental laws and regulations wherever we do business. This is achieved by identifying, understanding and giving priority consideration to the environmental aspects and impacts of KapStone's activities, products and services while integrating continual environmental improvement, pollution prevention and employee diligence into daily operations.

        On December 8, 2009, the Environmental Protection Agency ("EPA") announced that for the first time in nearly 40 years, it is proposing to strengthen the nation's sulfur dioxide (SO2) air quality standard to protect public health. This standard and the impending Industrial Boiler Maximum Achievable Control Technology ("MACT") standard will affect fuel combustion sources at our facilities. Our North Carolina mill has received its draft air operating permit with state boiler MACT compliance requirements for comment and final review with expectation of compliance in 2013. We continue to monitor the process the EPA is undertaking to develop new standards for industrial boilers and process heaters so that we can determine our potential liability regarding any future related regulations. The Company's South Carolina paper mill does not have a state requirement for MACT compliance at this time

        The EPA is continuing the development of new programs and standards, such as additional wastewater discharge allocations, water intake structure requirements and national ambient air quality standards. We believe that our operations are in compliance in all material respects with all current environmental regulations and we are not aware of any pending regulatory agency compliance actions.

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

Employees

        At December 31, 2010, KapStone had approximately 1,600 employees. Of these employees, approximately 1,000 employees are covered by collective bargaining agreements with the United Steelworkers being the largest. Currently, there is a collective bargaining agreement in place with union employees in Roanoke Rapids, North Carolina, through August 2013 and union employees in North Charleston, South Carolina through July 2012. We believe that we have a good relationship with our employees and union leadership.

International Sales

        For the years ended December 31, 2010, 2009 and 2008, the Company had export shipments from the United States to customers in foreign countries of $300 million, $239 million and $165 million, respectively. No foreign country accounted for more than 10 percent of our consolidated net sales for any year.

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

        Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including recent declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. The capital and credit markets have been experiencing extreme volatility and disruption over the last few years. In some cases, these markets have exerted downward pressure on availability of liquidity and credit and increased the costs of credit when such credit is available. Conditions in the capital and credit markets and the effects of the declines in consumer and business confidence and spending may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide as many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers.

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

        During the year ended December 31, 2010, no customer accounted for more than 10 percent of consolidated net sales. However, losses of key customers could significantly impact our business, results of operations, cash flows and financial position.

We are dependent upon key management executives the loss of whom may adversely impact our business.

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

        As of December 31, 2010, we had approximately $115 million of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by us under our senior secured credit facility bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the senior secured credit facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

        Our senior secured credit facility contains restrictive covenants that limit our liquidity and corporate activities. Our credit facility imposes operating and financial restrictions that limit our ability to:

  •
  incur additional indebtedness;

  •
  create additional liens on our assets;

  •
  make investments;

  •
  engage in mergers or acquisitions;

  •
  pay dividends; and

  •
  sell all or any substantial part of our assets.

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

If we fail to extend or renegotiate the collective bargaining agreements as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 600 employees at the North Charleston mill and 400 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to Roanoke Rapids and North Charleston through August 2013 and July 2012, respectively. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect results of operations.

Our operations are global in nature, and accordingly our business, results of operations, cash flows and financial position could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 38 percent of our 2010 and 2009 revenues were derived from export sales. As our international operations and activities expand, we face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        We test for impairment of goodwill annually at the beginning of the fourth quarter in accordance with generally accepted accounting standards. When events or changes in circumstances indicate that the carrying value for such assets may not be recoverable, we review goodwill for impairment on an interim basis. Factors that may be considered a change in circumstances requiring our interim testing include a decline in stock price as compared to our book value per share, future cash flows and slower growth rates. In connection with future annual or interim tests, we may be required to record a non-cash charge to earnings during the period in which any impairment of goodwill is determined, which would adversely impact our results of operations.

        See Note 2. "Significant Accounting Policies—Goodwill and Intangible Assets" in the Notes to the Consolidated Financial Statements for additional information related to testing for impairment of goodwill.

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

We may incur business disruptions.

        We take measures to minimize the risks of disruptions at our manufacturing facilities. However, the occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire or other unanticipated problems such as labor difficulties, equipment failure or unscheduled maintenance could cause operational disruptions and could materially adversely affect our earnings and cash flows. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

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

        Due to past history of industrial operations at the Roanoke Rapids and North Charleston mills, the possibility of onsite and offsite environmental impact to the soil and groundwater may present a heightened risk of contamination. If we are required to make significant expenditures for remediation, the costs of such efforts may have a significant negative impact on our results of operations and financial condition.

        MWV retained responsibility for certain offsite environmental conditions resulting from the operations at the North Charleston mill existing prior to the closing of the CKD acquisition. The overall indemnification by MWV for certain losses includes assumed environmental liabilities, subject to an $8.5 million threshold and a cap equal to 15 percent of the purchase price of $485 million. MWV's obligation to indemnify us for any historical onsite liability or breach of certain environmental representations and warranties terminates on December 31, 2013. MWV's indemnification for certain offsite historical liabilities survive indefinitely. Because we are unable to presently make a determination as to whether the environmental impact, if any, would be widespread or significant, the negotiated cap and survival period may not be sufficient to cover future losses.

We may be required to pay income taxes related to the Alternative Fuel Mixture Tax Credit.

        On March 31, 2009, we received approval from the Internal Revenue Service for our registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in our pulp making process. We have generated refund claims of $178.3 million since becoming registered as an alternative fuel mixer. We have taken the position that the tax credit is similar to a federal excise tax refund, and as a result, is not taxable. To date, the Internal Revenue Service has issued no guidance concerning this issue.

        As of December 31, 2010 we have recorded a $67.7 million liability for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits.

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

        Any future issuance of equity securities, including shares issued upon exercise of outstanding stock options, could dilute the interests of our existing stockholders and could substantially decrease the trading price of our common stock.

Our executive officers and directors control a substantial percentage of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2010, our executive officers and directors owned 7.1 million shares of our common stock, or approximately 15.5 percent of our total outstanding common stock. Accordingly, our executive officers and directors may have considerable influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have considerable influence regarding the outcome of the election.

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

        Wood fiber is the principal raw material in many parts of the paper and packaging industry. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which a target company might operate. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other causes, thereby reducing supply and increasing prices.

        Industry supply of commodity paper and wood products is also subject to fluctuation, as changing industry conditions can influence producers to idle or permanently close individual machines or entire mills. In addition, to avoid substantial cash costs in connection with idling or closing a mill, some producers will choose to continue to operate at a loss, sometimes even a cash loss, which could prolong weak pricing environments due to oversupply. Oversupply in these markets can also result from producers introducing new capacity in response to favorable short-term pricing trends. Industry supply of commodity papers and wood products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow. Wood fiber pricing is subject to regional market influences, and the cost of wood fiber may increase in particular regions due to market shifts in those regions. In addition, the ability to obtain wood fiber from foreign countries may be impacted by economic, legal and political conditions in those countries as well as transportation difficulties.

An increase in the cost of purchased energy and raw materials would lead to higher manufacturing costs, thereby reducing margins which would have an adverse effect on our results of operations.

        Energy is a significant input cost for the paper and packaging industry. Increases in energy prices can be expected to adversely impact businesses. Energy prices, particularly for electricity, coal and fuel oil, have been volatile in recent years and currently coal and electricity exceed historical averages. These fluctuations have historically impacted manufacturing costs of companies in the industry, often contributing to reduced margins and increased earnings volatility. In addition, we could be materially adversely impacted by supply disruptions or the inability to pass on cost increases to our customers.

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

        Companies in the paper and packaging industry are subject to a wide range of general and industry specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations and endangered species habitats. We may incur substantial expenditures to maintain compliance with applicable environmental laws and regulations, which could adversely affect our results of operations. Failure to comply with applicable environmental laws and regulations could expose us to civil or criminal fines or penalties or enforcement actions, including orders limiting operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We believe that our properties are well-maintained, in good operating condition and adequate for our present needs. The following table sets forth our principal properties, as of December 31, 2010:

Location	Segment	Owned/Leased
North Charleston, South Carolina	Unbleached kraft paper	Owned
Roanoke Rapids, North Carolina	Unbleached kraft paper	Owned
Northbrook, Illinois	Corporate	Leased

        The lease for our corporate headquarters expires in 2015.

Item 3.    Legal Proceedings

        We are party to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of any these matters, based on our assessment of the facts and circumstances now known, we do not believe that any of these matters, individually or in the aggregate, are material. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

Disclosure of Certain Tax Penalties

        The Company has no tax penalties owing to the Internal Revenue Service.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock was traded on the NASDAQ Global Market from May 29, 2007 through January 3, 2010 under the symbol "KPPC". Effective January 4, 2010, the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the "KS" trading symbol. The following table sets forth the high and low bid information for the Company's common stock from January 1, 2009 through December 31, 2010, as reported by the NYSE and NASDAQ Global Market. The quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	2010		2009
Quarter	Low	High	Low	High
1st	$8.08	$12.35	$1.05	$3.07
2nd	$10.00	$13.40	$2.14	$5.01
3rd	$10.25	$13.13	$4.50	$8.80
4th	$12.01	$15.56	$6.48	$9.90

        At December 31, 2010, the closing share price on the NYSE was $15.30.

Number of Holders of Common Stock

        The number of beneficial holders of record of our common stock on December 31, 2010 was 6,742.

Dividends

        There were no cash dividends or other cash distributions made by us during the fiscal years 2010, 2009 or 2008. The Company's senior secured credit facility restricts the declaration or payment of cash dividends. The Company does not expect to pay dividends in the foreseeable future.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock on August 31, 2005 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on August 31, 2005. The graph portrays total return, 2005-2010, assuming reinvestment of dividends.

 Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2010, 2009, 2008, 2007 and 2006 as well as KPB Predecessor's audited financial statements as of, and for the year ended December 31, 2006.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

						Predecessor KPB
	Years Ended December 31,
						Year Ended December 31, 2006
In thousands, except per share amounts	2010	2009	2008	2007	2006
Statement of Income Data:
Net sales	$782,676	$632,478	$524,549	$256,795	$—	$246,161
Operating income / (loss)	$68,703	$151,362	$50,656	$44,300	$(1,976)	$33,951
Net income	$65,041	$80,280	$19,665	$26,963	$2,196	$19,967
Basic net income per share	$1.42	$2.32	$0.74	$1.08	$0.09	n/a
Diluted net income per share	$1.38	$2.29	$0.57	$0.75	$0.07	n/a
Balance Sheet Data:
Cash and cash equivalents	$67,358	$2,440	$4,165	$56,635	$—	$1
Total assets	$719,727	$669,123	$727,190	$225,450	$119,257	$257,382
Long-term liabilities	$185,539	$213,637	$419,545	$37,668	$—	$22,622
Total stockholders' equity	$418,634	$348,790	$180,767	$144,185	$116,045	$219,685

        For the year ended December 31, 2006, net income allocable to holders of nonredeemable common stock was $1.5 million.

        See Note 3 to Notes to Consolidated Financial Statements for acquisition information and Note 4 for information on the sale of the dunnage bag business.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        We were formed as a special purpose acquisition corporation on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries.

        We have consummated two acquisitions since January 2007, as we drive towards our strategic objective of being a $2 billion revenue company by 2015. We continue to evaluate additional acquisition opportunities.

        Our operations had a strong year in 2010 producing approximately 1.27 million tons of paper compared to 1.14 million tons in 2009. Our North Charleston mill successfully completed its first cold mill outage in three years while our Roanoke Rapids mill completed its annual outage in the fourth quarter. Our operating rate for the year increased to 98.5 percent up from 88.3 percent in 2009. Market driven price increases, occurring as a result of higher demand in 2010, increased our average selling prices by $62 per ton to $586. During 2010, we implemented significant price increases in linerboard and kraft paper. We expect our revenue to benefit in 2011 from the full year effect of 2010 price increases by approximately $40.0 to $45.0 million assuming normal sales volume and product mix.

        Our operating results for 2010 and 2009 include $22.2 million and $164.0 million, respectively, of alternative fuel mixture tax credits which significantly improved earnings. In addition, the cash generated from these credits was used to make over $313.1 million of repayments in the aggregate in 2010 and 2009 on our long-term debt and notes. At December 31, 2010, we have recorded a liability of $67.7 million for uncertain tax benefits relating to alternative fuel mixture tax credits. Our position is that these tax credits are not taxable for federal income purposes. However, the Internal Revenue Service ("IRS") has not issued any specific guidance. The alternative fuel mixture tax credit expired on December 31, 2009.

        In August 2010, the IRS approved the Company's registration as a producer of cellulosic biofuel for the tax year 2009. With this registration, the Company applied for a nonrefundable, taxable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for the black liquor burned in early 2009 when the Company did not claim the alternative fuel mixture tax credit. A $21.0 million net tax benefit (net of U.S. federal and state taxes) related to cellulosic biofuel was reflected in the Company's income tax provision for the year ended December 31, 2010. The Company reported $33.9 million (gross tax credit) as a deferred tax asset as of December 31, 2010 in the Consolidated Balance Sheets which is available to offset taxable income in future years and expires in 2015, if unutilized.

        On January 4, 2011, we negotiated the early settlement of our contingent earn-out with IP relating to the KPB acquisition. We paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount which would have been settled in April 2012. There is no contingent earn-out for our CKD acquisition.

Results of Operations for the Years Ended December 31, 2010, 2009, and 2008

        The following table compares results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
				% of Net Sales
			% Change
($ in thousands)	2010	2009		2010	2009
Net sales	$782,676	$632,478	23.7%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	565,185	355,088	59.2%	72.2	56.1
Freight and distribution expenses	73,406	57,395	27.9%	9.4	9.1
Selling, general and administrative expenses	31,129	31,377	(0.8)%	4.0	5.0
Depreciation and amortization	45,245	54,667	(17.2)%	5.7	8.6
Gain on sale of business	—	16,417	(100.0)%	—	(2.6)
Other operating income	992	994	(0.2)%	(0.1)	(0.1)

Operating income	68,703	151,362	(54.6)%	8.8	23.9
Foreign exchange gain (loss)	(666)	219	(404.1)%	(0.1)	—
Interest income	37	12	208.3%	—	—
Interest expense	5,440	19,176	(71.6)%	0.7	3.0

Income before income taxes	62,634	132,417	(52.7)%	8.0	20.9
Provision (benefit) for income taxes	(2,407)	52,137	(104.6)%	(0.3)	8.2

Net income	$65,041	$80,280	(19.0)%	8.3%	12.7%

        Net sales for the year ended December 31, 2010 were $782.7 million compared to $632.5 million for the year ended December 31, 2009, an increase of 23.7 percent. Net sales in 2010 were higher than in 2009 by $150.2 million, of which $60.8 million was due to higher average selling prices, $82.4 million was due to an 11.8 percent increase in volume due to increased demand from improving economic conditions, and $18.8 million was due to a more favorable product mix due to a lower percentage of export linerboard sales. Partially offsetting the increase in net sales was a decrease of $6.9 million due to the sale of the dunnage bag business in March 2009. Exchange rates negatively impacted net sales by $4.9 million.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2010 was $565.2 million compared to $355.1 million for the year ended December 31, 2009, an increase of $210.1 million or 59.2 percent. The increase in cost of sales was mainly due to a $141.8 million decrease in alternative fuel mixture tax credits (the tax credit expired December 31, 2009), $54.2 million due to volume and mix changes, $6.8 million related to the Charleston mill tri-annual planned maintenance outage, a $5.9 increase in compensation and benefit costs as the Company reinstated certain benefits in January 2010 and $6.7 million due to inflation on input costs. Partially offsetting the increase in cost of sales was $5.3 million of lower costs due to the sale of the dunnage bag business.

        Freight and distribution expenses for the year ended December 31, 2010 totaled $73.4 million, compared to $57.4 million for the year ended December 31, 2009, an increase of $16.0 million. This increase was primarily due to $9.0 million reflecting an 11.8 percent increase in volume, $3.1 million due to inflation and $4.3 million due to a lower percentage of export linerboard shipments in which freight costs are paid by the customer, partially offset by $0.4 million due to the sale of the dunnage bag business.

        Selling, general and administrative expenses for the year ended December 31, 2010 totaled $31.1 million compared to $31.4 million in 2009. The decrease of $0.3 million reflects savings of

$5.1 million for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009, $0.5 million of lower bad debts, $0.5 million of lower audit fees and $0.3 million related to the sale of the dunnage bag business. Partially offsetting these decreases in selling, general and administrative expenses were $5.3 million of higher compensation and benefit expenses as the Company reinstated certain benefits, including management incentives, in January 2010 that were previously suspended as a result of poor economic conditions in early 2009, and $1.2 million of higher stock compensation expense. As a percentage of net sales, selling, general and administrative expenses dropped from 5.0 percent in 2009 to 4.0 percent in 2010.

        Depreciation and amortization for the year ended December 31, 2010 totaled $45.2 million compared to $54.7 million for the same period in 2009. The decrease of $9.5 million was primarily due to $9.7 million of lower intangible asset amortization. The Company acquired a coal contract with below market prices in conjunction with the CKD acquisition. The contract and related amortization expired on December 31, 2009.

        The $16.4 million gain on sale of business reflects the sale of the dunnage bag business to Illinois Tool Works Inc. on March 31, 2009.

        Other operating income for the years ended December 31, 2010 and 2009 totaled $1.0 million. Other operating income includes commissions the Company receives from marketing bleached paper produced and sold by IP to KapStone customers.

        Foreign exchange losses for the year ended December 31, 2010 were $0.7 million compared to a foreign exchange gain of $0.2 million for the year ended December 31, 2009. The change reflects the strengthening of the U.S. dollar in 2010 compared to the Euro.

        Interest expense for the years ended December 31, 2010 and 2009 was $5.4 million and $19.2 million, respectively. Interest expense reflects interest on the Company's senior credit agreement and amortization of debt issuance costs. Interest expense was $13.8 million lower in 2010 compared to 2009 due to lower term loan balances, the extinguishment of senior notes and lower interest rates.

        Provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 was $(2.4) million and $52.1 million, respectively, reflecting an effective tax rate of (3.8) percent in 2010 compared to 39.4 percent 2009. The lower provision (benefit) for income taxes in 2010 mainly reflects the combined impact of the $21.0 million net benefit from the cellulosic biofuel producer's tax credit and a $69.8 million reduction in pre-tax income.

        The following table presents a reconciliation of consolidated net sales and operating income to amounts reported by operating segment:

	Years Ended December 31,
Operating Segment ($ 000s):	2010	2009
Consolidated net sales:
Unbleached kraft	$782,676	$626,450
Other	—	6,927
Elimination of intersegment sales	—	(899)

Total	$782,676	$632,478

Operating income / (loss):
Unbleached kraft	$89,521	$155,904
Other	—	748
Gain on sale of business	—	16,417
Corporate	(20,818)	(21,707)

Total	$68,703	$151,362

Unbleached Kraft

	Years Ended December 31,
	2010	2009	Change	%
Net sales	$782,676	$626,450	$156,226	24.9%
Operating income	89,521	155,904	(66,383)	(42.6)%
Operating income % of net sales	11.4%	24.9%	(13.5)%
Average revenue per ton	$586	$524	$62	11.8%
Tons of paper sold	1,285,145	1,149,595	135,550	11.8%

        For the year ended December 31, 2010, unbleached kraft segment net sales increased by $156.2 million, or 24.9 percent, to $782.7 million compared to $626.5 million for the year ended December 31, 2009. The increase in net sales was mainly due to $60.8 million of higher average selling prices, $82.4 million of higher sales volume resulting from an 11.8 percent increase in tons of paper sold, and $18.8 million of a more favorable product mix due to a lower percentage of export linerboard sales. Average revenue per ton for 2010 was $586 per ton, or $62 per ton higher than average revenue per ton in 2009 as market prices for kraft paper and linerboard increased throughout 2010 due to higher overall industry demand. Exchange rates negatively impacted net sales by $4.9 million.

        Unbleached kraft segment operating income decreased by $66.4 million, or 42.6 percent, to $89.5 million for the year ended December 31, 2010, compared to $155.9 million for the year ended December 31, 2009. Operating income decreased primarily due to $141.8 million from lower alternate fuel mixture tax credits (the tax credit expired on December 31, 2009), $6.8 million related to the Charleston mill tri-annual planned maintenance outage, $9.8 million of inflation on input and freight costs and $7.7 million of higher compensation and benefit expenses as the Company reinstated certain benefits in January 2010 that were previously suspended in early 2009 and $4.9 million due to foreign exchange rates. The decrease in operating income was partially offset by $60.8 million of higher average selling prices, $19.9 million from higher sales volume, $13.6 million of a more favorable product mix due to a lower percentage of export linerboard sales, $9.7 million of lower amortization expense related to an expired intangible asset and $0.5 million of lower bad debts.

        Operating income for the years ended December 31, 2010, and 2009 includes $13.4 million and $6.0 million, respectively, of expenses relating to the Company's planned maintenance outages.

Operating income as a percentage of net sales decreased to 11.4 percent mainly due to lower alternative fuel mixture tax credits, the reinstatement of certain employee benefits and the planned maintenance outages partially offset by higher average selling prices.

Other

        Other includes the Company's dunnage bag business which was sold on March 31, 2009 to Illinois Tool Works Inc.

Corporate

        Corporate expenses for the year ended December 31, 2010, totaled $20.8 million compared to $21.7 million for the year ended December 31, 2009. The decrease of $0.9 million reflects savings of $5.1 million for the termination of transitional services provided by MeadWestvaco in the fourth quarter of 2009 and $0.5 million of lower audit fees partially offset by $3.5 million of higher compensation and benefit expenses as the Company reinstated the management incentive plan and retirement benefits in 2010 that were temporarily suspended in 2009 as a result of poor economic conditions and $1.2 million of higher stock compensation expense.

        The following table compares results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
				% of Net Sales
			% Change
($ in thousands)	2009	2008		2009	2008
Net sales	$632,478	$524,549	20.6%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	355,088	362,462	(2.0)%	56.1	69.1
Freight and distribution expenses	57,395	50,154	14.4%	9.1	9.6
Selling, general and administrative expenses	31,377	30,411	3.2%	5.0	5.8
Depreciation and amortization	54,667	31,683	72.5%	8.6	6.0
Gain on sale of business	16,417	—	100.0%	(2.6)	—
Other operating income	994	817	21.7%	(0.1)	(0.2)

Operating income	151,362	50,656	198.8%	23.9	9.7
Foreign exchange gain (loss)	219	(987)	122.2%	—	(0.2)
Interest income	12	927	(98.7)%	—	0.1
Interest expense	19,176	18,449	3.9%	3.0	3.5

Income before income taxes	132,417	32,147	311.9%	20.9	6.1
Provision for income taxes	52,137	12,482	317.7%	8.2	2.4

Net income	$80,280	$19,665	308.2%	12.7%	3.7%

        Net sales for the year ended December 31, 2009 were $632.5 million compared to $524.5 million for the year ended December 31, 2008, an increase of 20.6 percent. The full year of sales for CKD in 2009, compared to six months in 2008 (acquisition consummated on July 1, 2008), accounted for $188.2 million of the increase in net sales. Excluding the additional six months of CKD's sales and $26.1 million of lower sales due to the sale of the dunnage bag business on March 31, 2009, net sales in 2009 were lower than in 2008 by $54.1 million, of which $61.0 million was due to lower selling prices and $27.4 million was due to a less favorable product mix, as the Company had a higher percentage of linerboard sales, which has a lower average selling price than other products. This was partially offset by $34.3 million of higher volume in the second half of 2009.

        Cost of sales for the year ended December 31, 2009 was $355.1 million compared to $362.5 million for the year ended December 31, 2008, a decrease of $7.4 million or 2.0 percent. Excluding $130.7 million for the additional six months of CKD's results and $18.6 million of lower cost of sales due to the sale of the dunnage bag business on March 31, 2009, cost of sales decreased by $119.5 million, of which $129.8 million was due to alternative fuel mixture tax credits and $9.3 million was due to deflation on energy and raw material costs. This was offset by $15.6 million of additional costs due to higher sales volume and $4.0 million of unplanned downtime.

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

        Selling, general and administrative expenses for the year ended December 31, 2009 totaled $31.4 million compared to $30.4 million for the same period in 2008. The increase of $1.0 million reflects $4.2 million for the additional six months of CKD's results, $3.1 million of higher professional fees and information technology expenses and $1.5 million of transitional services provided by MWV reflecting twelve months of charges in 2009 compared to only six months in 2008. These increases were partially offset by $2.3 million of lower compensation and benefit expenses as the Company suspended the management incentive plan, sales incentive plan and 401k matching contributions as a result of economic conditions, $2.4 million of lower start-up expenses related to the CKD acquisition, $1.8 million of lower bad debt expenses (three customer bankruptcies in 2008 compared to one in 2009) and $1.3 million due to the sale of the dunnage bag business. As a percentage of net sales, selling, general and administrative expenses dropped from 5.8 percent in 2008 to 5.0 percent in 2009.

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

        Interest expense for the years ended December 31, 2009 and 2008 was $19.2 million and $18.4 million, respectively. Interest expense reflects interest on the Company's long-term debt and amortization of debt issuance costs. Interest expense was $0.8 million higher in the year ended December 31, 2009 due to $3.0 million of accelerated amortization of debt issuance costs related to $283.1 million of long-term debt and notes repayments, partially offset by lower expenses due to lower debt balances and interest rates. Amortization of debt issuance costs for the period ended December 31, 2009 was $6.0 million compared to $2.0 million for the same period in 2008.

        Provision for income taxes for the years ended December 31, 2009 and 2008 was $52.1 million and $12.5 million, respectively, reflecting an effective tax rate of 39.4 percent compared to 38.8 percent for the same period in 2008. The $39.6 million increase in provision for income taxes is a result of $100.3 million of higher pre-tax income and a slightly higher effective tax rate due to a return to provision adjustment for state income taxes.

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

        For the year ended December 31, 2009, unbleached kraft segment net sales increased by $130.6 million, or 26.3 percent, to $626.5 million compared to $495.9 million for the year ended December 31, 2008. The increase in net sales was due to a full year of sales in 2009 for CKD compared to six months for the same period in 2008, as the acquisition occurred on July 1, 2008, which increased sales by $188.2 million. Excluding the additional six months of CKD's results, net sales were lower by $57.6 million in 2009 compared to the same period in 2008, mainly due to $61.0 million of lower average revenue per ton and $27.4 million of a less favorable product mix, as the Company had a higher percentage of linerboard sales. Average revenue per ton for 2009 was $524 per ton, or $79 per ton lower than average revenue per ton in the same period of 2008 as market prices for paper were reduced in the first two quarters of 2009 due to lower overall industry demand.

        Unbleached kraft segment operating income increased by $89.0 million, or 133.1 percent, to $155.9 million for the year ended December 31, 2009, compared to $66.9 million for the year ended December 31, 2008. Operating income increased by $16.3 million due to the additional six months of CKD's results, $129.8 million due to alternative fuel mixture tax credits, $16.0 million of deflation on energy, raw materials and freight costs, $8.4 million of increased sales volume and $1.7 million due to lower bad debts, partially offset by $61.0 million of lower average revenue per ton, $21.9 million of a less favorable product mix and $4.0 million due to unplanned outages. Included in operating income for 2009 and 2008 is $9.7 million and $4.3 million, respectively, of amortization expense for an intangible asset, acquired as part of the CKD acquisition, consisting of a coal contract with favorable prices. The coal contract expired on December 31, 2009 and was fully amortized by year-end.

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

        Operating income for the years ended December 31, 2009, and 2008 includes $6.0 million of expenses relating to the Company's annual planned maintenance outage. Operating income as a percentage of net sales increased to 24.9 percent mainly due to the alternative fuel mixture tax credits offset by lower prices and mix.

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

Liquidity and Capital Resources

Acquisitions

        The Company has consummated two acquisitions totaling $625.5 million. The assets acquired consisted of unbleached kraft paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina and Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas and a lumber mill in Summerville, South Carolina. The KPB acquisition in 2007 included contingent earn-out payments of up to $60.0 million based on KPB's annual earnings before interest, income taxes, depreciation and amortization ("EBITDA") during the five year period immediately following the acquisition. The payments, if earned, were to be due and payable at the end of the five year period. Due to the sale of the dunnage bag business in March 2009, a $4.0 million earn-out payment was made in April 2009 and reduced the potential future contingent earn-out payments from up to $60.0 million to $55.0 million.

        On January 4, 2011, we negotiated the early settlement of our contingent earn-out with IP relating to the KPB acquisition. We paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount which would have been settled in April 2012. The payment will be accounted for as additional purchase price consideration and recorded as goodwill. The purchase agreement for the CKD acquisition has no provision for contingent earn-out payments.

Credit Facilities

Senior Credit Agreement

        We are party to a Senior Credit Agreement, (the "Senior Credit Agreement"), dated as of June 12, 2008 and effective with the consummation of the acquisition of CKD, among us, KapStone Kraft Paper Corporation, as borrower ("KapStone Kraft"), our other subsidiaries named therein, as guarantors, the lenders named therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Senior Credit Agreement provides for an aggregate of up to $515.0 million in senior secured credit facilities (the "Senior Credit Facilities"), consisting of a $390.0 million term A loan facility, a $25.0 million term B loan facility and a $100.0 million revolving credit facility (including a letter of credit sub facility). The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, including all of the capital stock of the borrower and guarantor subsidiaries and up to 66 percent of the capital stock of our foreign subsidiaries.

        The term A loan facility has future consecutive quarterly repayments of $4.4 million from March 31, 2011 thru March 31, 2013, with a final payment of $68.1 million on the maturity date. The term B loan is required to be repaid by KapStone in consecutive quarterly installments of $0.3 million March 31, 2011 to March 31, 2015 and $2.1 million on the maturity date. Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes and are required to be repaid in full on the maturity date. The maturity date is June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio at the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

        Outstanding principal under the term A loan facility and the revolving credit facility bears interest at a rate equal to, at our option, either (1) the base rate, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 1.50 percent. The undrawn portion of the revolving credit facility is subject to an unused line fee calculated at an annual rate of 0.375 percent. Outstanding letters of credit are subject to an annual fee of 1.5 percent plus a fronting fee on the undrawn amount thereof.

        Outstanding principal under the term B loan facility bears interest at a rate equal to, at our option, either (1) the base rate (which is the higher of the then current Federal Funds rate plus 0.5 percent or the prime rate most recently announced by Bank of America, N.A., the administrative agent under the Senior Credit Facilities) plus a margin of 2.00 percent or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50 percent.

        The term loan facilities and the revolving credit facility may be prepaid at any time without premium. The Senior Credit Facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, exercise of outstanding warrants and debt and equity issuances, in each case subject to certain conditions. A mandatory prepayment of excess cash flow is also required for any fiscal year in which the year-ending total leverage ratio exceeds 2.0 to 1.0. No mandatory prepayment for excess cash flow was required for the year ended December 31, 2010.

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $11.8 million as of December 31, 2010. These letters of credit are used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2011 unless extended. As of December 31, 2010, there were no borrowings under the Revolving Credit Facility with total availability of $88.2 million.

        The Senior Credit Facilities contain covenants that restrict, among other things, our ability to create liens, incur indebtedness and guarantees, make certain investments or acquisitions, merge or consolidate, dispose of assets, pay dividends, repurchase or redeem capital stock and subordinated indebtedness, change the nature of our business, enter into certain transactions with affiliates, and make changes in accounting policies or practices except as required by generally accepted accounting principles. The Senior Credit Facilities also contain a total leverage ratio covenant and a fixed charge coverage ratio. The Senior Credit Facilities contain events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross default to other indebtedness, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation and certain changes of control.

Voluntary and Mandatory Prepayments

        For the year ended December 31, 2010, the Company made a $10.0 million voluntary prepayment and a $2.5 million mandatory prepayment.

Note Purchase Agreement

        Pursuant to the Note Purchase Agreement dated July 1, 2008, (the "Note Purchase Agreement") by and among us, KapStone Kraft and the purchasers listed in the Purchaser Schedule attached to the Note Purchase Agreement (the "Purchasers"), the Purchasers purchased from KapStone Kraft senior secured promissory notes (the "Senior Notes") with an aggregate principal amount of $40.0 million. The Senior Notes are guaranteed by the Company and the Company's other domestic subsidiaries and is secured by substantially all of our assets, including all of the capital stock of KapStone Kraft and the other guarantor subsidiaries and up to 66 percent of the capital stock of the Company's foreign subsidiaries.

        The Senior Notes were extinguished in July 2009 using cash from operations.

Other Borrowing

        On January 5, 2010, the Company entered into a twelve month financing agreement of $2.6 million at an annual interest rate of 1.62 percent for the Company's annual property insurance premium. The agreement required the Company to make consecutive monthly repayments of $0.2 million through the term of the financing agreement ending on December 1, 2010. As of December 31, 2010, there was no balance outstanding under this agreement.

        Effective January 1, 2011, the Company negotiated a similar financing agreement for 2011 property insurance premiums.

Debt Covenants

        Under the financial covenants of the Senior Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing

KapStone's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Senior Credit Agreement. On December 31, 2010, the maximum permitted leverage ratio was 3.00 to 1.00. On December 31, 2010, KapStone was in compliance with the Senior Credit Agreement with a leverage ratio of 1.08 to 1.00.

        The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Senior Credit Agreement through the quarter ending September 30, 2011 the fixed charge coverage ratio is required to be at least 1.10 to 1.00. Starting with the quarter ending December 31, 2011 through the expiration of the Senior Credit Agreement, the fixed charge coverage ratio is required to be not less than 1.15 to 1.00. On December 31, 2010, KapStone was in compliance with the Senior Credit Agreement with a fixed charge coverage ratio of 4.49 to 1.00.

        As of December 31, 2010, KapStone was in compliance with all applicable covenants in the Senior Credit Agreement.

Alternative Fuel Mixture Tax Credit

        On March 31, 2009, the Company received approval from the Internal Revenue Service for its registration as an alternative fuel mixer, which provides for a refund of $0.50 per gallon of alternate fuel used in the Company's pulp making process. As a result, for the year ended December 31, 2009, the Company received refunds of $165.0 million. The Company received refunds in early 2010 of $14.3 million for amounts generated through December 31, 2009.

        Based on a U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010, the Company was eligible to receive an additional $7.9 million tax credit related to inorganic content burned in 2009. The inorganic content, which represented about 4% of the total gallons burned, was excluded from refunds submitted in 2009. The Company recorded this benefit in pre-tax income for the year ended December 31, 2010. The Company received this refund in May 2010.

        The alternative fuel mixture tax credit ("AFTC") expired on December 31, 2009. As a result, no additional refunds are expected in 2011.

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

Income Taxes

        For the years ended December 31, 2010 and 2009, the Company received $13.2 million and $11.3 million, respectively, of federal income tax refunds. No additional federal income tax refunds are expected in 2011.

        The Company has recorded a $67.7 million tax contingency reserve at December 31, 2010 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits. The Company has taken the position that the AFTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has issued no guidance concerning this issue.

Sources and Uses of Cash

Years ended December 31 (dollars in thousands)	2010	2009	2008
Operating activities	$136,076	$201,235	$47,352
Investing activities	(35,180)	256	(490,569)
Financing activities	(35,978)	(203,216)	390,747

2010

        Cash and cash equivalents of $67.4 million at December 31, 2010 increased by $64.9 million from December 31, 2009, reflecting cash provided by operations of $136.1 million offset by cash used in investing activities of $35.2 million, and cash used in financing activities of $36.0 million.

        Net cash provided by operating activities was $136.1 million due to $65.0 million of net income and $27.9 million of non-cash charges. Changes in operating assets and liabilities also provided $43.2 million. Net cash provided by operating activities decreased by $65.1 million during the year ended December 31, 2010 compared to the year ended December 31, 2009 due to a $15.2 million reduction in net income, a $39.0 million decrease in non-cash charges primarily due to a $43.5 million decrease in deferred income taxes primarily from the benefit of the cellulosic biofuel tax credit, and a $10.9 million decrease in operating assets and liabilities.

        Net cash used in investing activities was $35.2 million reflecting $38.3 million of capital expenditures offset by $2.5 million of proceeds from the sale of the dunnage bag business that were released from escrow on September 29, 2010 and $0.6 million received from MeadWestvaco relating to the CKD acquisition. Capital expenditures included $34.6 million for the equipment upgrades and replacements at the paper mills and $3.7 million for information systems projects. Net cash used in investing activities increased by $35.4 million during the year ended December 31, 2010 compared to the year ended December 31, 2009 mainly due to $34.9 million of proceeds received from the sale of the dunnage bag business in the first quarter of 2009.

        Net cash used in financing activities totaled $36.0 million reflecting $30.0 million of term loan repayments including a $12.5 million of prepayments and $7.4 million of net repayments on the revolving credit facility partially offset by $1.3 million of proceeds from exercises of stock options. Net cash used in financing activities decreased by $167.2 million during the year ended December 31, 2010 compared to the year ended December 31, 2009 due to a lower amount of debt repayments in 2010.

2009

        Cash and cash equivalents of $2.4 million at December 31, 2009 decreased by $1.7 million from December 31, 2008, reflecting cash provided by operations of $201.2 million and cash provided by investing activities of $0.3 million, offset by cash used in financing activities of $203.2 million.

        Net cash provided by operating activities was $201.2 million due to $80.3 million of net income and $83.3 million of non-cash charges offset by the gain on sale of the dunnage bag business of $16.4 million. Changes in operating assets and liabilities provided $54.0 million.

        Net cash provided by investing activities was $0.3 million reflecting proceeds from the sale of the dunnage bag business of $34.9 million and $1.0 million received as a working capital adjustment related to the CKD acquisition offset by $29.2 million of capital expenditures, $4.0 million paid for the KPB earn-out related to the sale of the dunnage bag business and $2.5 million of proceeds from the sale of the dunnage bag business held in escrow. Capital expenditures included $21.1 million for the unbleached kraft segment for equipment upgrades and replacements at the paper mills. In addition, $8.1 million was spent on upgrading information systems and migrating CKD to our systems.

        Net cash used in financing activities totaled $203.2 million reflecting $283.1 million of repayments on term loans, $85.0 million of payments on the revolving credit facility and $0.3 million of debt issuance costs, offset by borrowings under the revolving credit facility of $80.0 million and $85.2 million of proceeds from exercised common stock warrants.

2008

        Cash and cash equivalents of $4.2 million at December 31, 2008 decreased by $52.5 million during the year ended December 31, 2008, reflecting net cash inflow from operating activities of $47.4 million, net cash outflow from investing activities of $490.6 million and net cash inflow from financing activities of $390.7 million.

        Net cash provided by operating activities was $47.4 million due to net income of $19.7 million, an increase in operating assets and liabilities of $24.7 million and non-cash charges of $52.4 million. Operating assets and liabilities increased mainly due to a $14.2 million increase in inventories driven by higher levels of finished goods at year end and $14.1 million for refundable and prepaid income taxes.

        Net cash used in investing activities was $490.6 million and included payment of $467.4 million for the CKD acquisition and capital expenditures of $23.2 million. Capital expenditures of $20.3 million for the unbleached kraft segment include equipment upgrades and replacements at paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina. In addition, $2.3 million of capital expenditures at corporate reflect final costs to complete the Company's new ERP system. Capital expenditures for other operating segments totaled $0.6 million.

        Net cash provided by financing activities totaled $390.7 million during the year ended December 31, 2008 and included $415.0 million of proceeds from two term loans as part of a senior secured credit facility, $78.5 million of proceeds from borrowings under a revolving credit line, $40.0 million of proceeds from the issuance of Senior Notes and $15.5 million exercised common stock warrants. In addition, during the year, the Company made $145.6 million of long-term debt principal payments and paid $12.6 million of debt issuance costs associated with its senior secured credit facility.

Future Cash Needs

        We expect that cash on hand at December 31, 2010 and cash generated from operating activities in 2011 and, if needed, the ability to draw from our revolving credit facility will be sufficient to meet anticipated cash needs, which primarily consist of $49.7 million for the earn-out payment to IP (paid January 2011), $21.4 million of debt service and interest, approximately $41.0 million of expected capital expenditures, $4.5 million of pension plan funding and any additional working capital needs. At December 31, 2010, the Company did not utilize any borrowings under the revolving credit facility. The Company's remaining availability under the revolving credit facility was $88.2 million at December 31, 2010.

        On a longer term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our revolving credit facility will be sufficient to meet long term obligations, which primarily consist of $99.8 million of debt service and interest which includes a $68.1 million final payment on our term A loan in June 2013, capital expenditures of $40 to $45 million annually, annual defined benefit pension plan contributions and working capital needs.

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

        Revenue Recognition—The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition. Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate.

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

        Pension and Postretirement Benefits—KapStone provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates.

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2010, ($000s):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Long-term debt(1)	$114,895	$18,835	$18,835	$73,707	$1,135	$2,383	$—
Interest on long-term debt(2)	6,329	2,545	2,196	1,051	308	229	—
Operating lease obligations(3)	11,152	3,602	2,683	1,756	1,250	813	1,048
Purchase obligations(4)	311,512	33,436	32,697	31,957	30,268	29,529	153,625
Earn-out(5)	49,700	49,700	—	—	—	—	—
Minimum pension plan funding(6)	4,469	4,469	—	—	—	—	—

Total(7)	$498,057	$112,587	$56,411	$108,471	$32,961	$32,954	$154,673

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2010, in current portion of long-term debt and long-term debt net of current portion, as appropriate. See Note 11 of Notes to Consolidated Financial Statements.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2010. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2010.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2010. The Company has no capital lease obligations.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2010. See Notes 3 and 16 of Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV.

(5)
The KPB acquisition included future contingent earn-out payments of up to $55.0 million based on KPB's EBITDA during the five year period immediately following the acquisition. The payments, if earned, were due and payable in April 2012. The Company paid a $49.7 million earn-out in January 2011. In 2009, the Company paid a $4.0 million earn-out upon selling the dunnage bag business. As of December 31, 2010, there are no remaining earn-out obligations. See Notes 4 and 20 of Notes to Consolidated Financial Statements.

(6)
The Company's pension and postretirement liabilities total $6.6 million as of December 31, 2010. This minimum pension plan funding represents the Company's expected 2011 contributions and was determined in consultation with its actuary in accordance with IRS guidelines. See Note 12 of Notes to Consolidated Financial Statements.

(7)
Other liabilities as included in the accompanying Consolidated Balance Sheets represent $67.7 million of unrecognized tax benefits relating to alternative fuel mixture tax credits. The year for which the unrecognized tax benefit will be settled is unknown and is not included in the contractual obligations table as all conditions for the payment have not been met. See Note 13 of Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest rates

        Under KapStone's Senior Secured Credit Facility, at December 31, 2010, we had outstanding variable based interest rate term loans totaling $114.9 million. The facility has two maturity dates; June 12, 2013 for term A and June 12, 2015 for term B. Borrowings under the term loan accrue interest, at our option, at either: Eurodollar plus 1.5 percent to 3.5 percent depending on KapStone's total debt to EBITDA ratio (as defined in the agreement); or the Base Rate (prime rate) plus zero percent to 2.0 percent depending on KapStone's total debt to EBITDA ratio.

        Changes in market rates may impact the bank's Eurodollar rate. For instance, if the bank's Eurodollar rates were to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $1.1 million based upon our expected future monthly loan balances per our existing repayment schedule.

Commodity prices

        We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have two contracts to purchase coal at fixed prices with one expiring on December 31, 2011 and the other on December 31, 2012.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company used foreign currency forward contracts and foreign exchange forward contracts to manage some of the foreign currency exchange risks associated with foreign sales of its U.S. operations during 2010. Using such foreign currency forward contracts, the Company received or paid the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts were used to hedge the variability of exchange rates on the Company's cash flows. No such contracts were outstanding at December 31, 2010 and 2009.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about April 15, 2011 with the Securities and Exchange Commission ("SEC").

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2011 under the caption "Election of Directors," (ii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Election of Directors—What Committees has the Board of Directors Established?," (iii) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (iv) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2011 under the captions "Executive Compensation," "Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "2010 Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End 2010," "Potential Payments upon Termination or Change-in-Control," and "2010 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2011 under the captions "Securities Authorized for Issuance Under Equity Compensation Plan", "Security Ownership of Management" and "Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2011 under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2011 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

(a)(2)    Financial Statement Schedule

        Certain financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)    Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.		Description
2.1		Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(1)
2.2		Letter Amendment dated December 15, 2006 to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(2)
2.3		Letter Amendment dated January 4, 2011 to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation.(13)
2.4		Asset Purchase Agreement dated April 4, 2008, among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC.(3)
3.1		Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007).(12)
3.2		Amended and Restated By-laws.(4)
4.1		Specimen Common Stock Certificate.(5)
10.1		Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders.(5)
10.2	†	Amended and Restated 2006 Incentive Plan.(11)
10.3	†	Performance Incentive Plan of KapStone Paper and Packaging Corporation.(6)
10.4	†	Form of Restricted Stock Unit Agreement.(6)
10.5		Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from).(7)
10.6
Credit Agreement, dated June 12, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.(14)

Exhibit No.	Description
10.7	First Amendment to Credit Agreement dated August 25, 2008, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.(12)
10.8
Second Amendment and Limited Waiver Agreement dated March 30, 2009, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation, as Parent, the Subsidiaries of the Borrower identified therein, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the Other Lenders Party thereto.(8)
10.9
Third Amendment to Credit Agreement dated January 3, 2011 by and among the Company, certain of its subsidiaries, including Kapstone Kraft Paper Corporation ("Kapstone"), the lenders who are a party thereto, and Bank of America, N.A., as Administrative Agent, amending the Company's Credit Agreement, as previously amended.(13)
10.10	2009 Employee Stock Purchase Plan.(9)
14.0	Code of Ethics.(12)
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
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

(9)
Incorporated by reference to the Registrant's Form S-8 filed on December 11, 2009.

(10)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 1, 2009.

(11)
Incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement filed on April 15, 2010.

(12)
Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 10, 2010.

(13)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2011.

(14)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 12, 2008.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 4, 2011	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 4, 2011	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
March 4, 2011	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 4, 2011	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Secretary and Director
March 4, 2011	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director
March 4, 2011	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
March 4, 2011	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director

March 4, 2011	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
March 4, 2011	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
March 4, 2011	By:	/s/ S. JAY STEWART S. Jay Stewart, Director
March 4, 2011	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

        Ernst & Young LLP, independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2010 and 2009, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 4, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation's internal controls over financial reporting as of December 31, 2010, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 4, 2011

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$67,358	$2,440
Trade accounts receivable, less allowance of $1,205 in 2010 and $1,217 in 2009	66,640	58,408
Other receivables	2,780	16,487
Inventories	73,324	61,377
Refundable and prepaid income taxes	348	13,757
Prepaid expenses and other current assets	2,403	1,690
Restricted cash	—	2,500
Deferred income taxes	9,394	5,604

Total current assets	222,247	162,263

Plant, property and equipment, net	466,019	470,278
Other assets	3,996	4,935
Intangible assets, net	22,654	26,198
Goodwill	4,811	5,449

Total assets	$719,727	$669,123

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$18,835	$18,630
Borrowings under revolving credit facility	—	7,400
Accounts payable	55,504	52,147
Accrued expenses	22,986	20,800
Accrued compensation costs	18,229	7,719

Total current liabilities	115,554	106,696

Other liabilities:
Long-term debt, net of current portion	92,857	121,031
Pension and postretirement benefits	6,454	5,949
Deferred income taxes	17,917	38,577
Other liabilities	68,311	48,080

Total other liabilities	185,539	213,637

Commitments and contingencies
Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 46,081,712 shares issued and outstanding (40,000 treasury shares outstanding) at December 31, 2010 and 45,418,074 issued and outstanding at December 31, 2009 (40,000 treasury shares outstanding)	5	5
Additional paid-in capital	224,844	219,828
Retained earnings	194,087	129,046
Accumulated other comprehensive loss	(302)	(89)

Total stockholders' equity	418,634	348,790

Total liabilities and stockholders' equity	$719,727	$669,123

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009	2008
Net sales	$782,676	$632,478	$524,549
Cost of sales, excluding depreciation and amortization	565,185	355,088	362,462
Freight and distribution expenses	73,406	57,395	50,154
Selling, general and administrative expenses	31,129	31,377	30,411
Depreciation and amortization	45,245	54,667	31,683
Gain on sale of business	—	16,417	—
Other operating income	992	994	817

Operating income	68,703	151,362	50,656

Foreign exchange gains/(losses)	(666)	219	(987)
Interest income	37	12	927
Interest expense	5,440	19,176	18,449

Income before provision (benefit) for income taxes	62,634	132,417	32,147
Provision (benefit) for income taxes	(2,407)	52,137	12,482

Net income	$65,041	$80,280	$19,665

Weighted average number of shares outstanding:
Basic	45,854,237	34,675,804	26,486,924
Diluted	46,979,060	35,067,923	34,455,816
Net income per share:
Basic	$1.42	$2.32	$0.74

Diluted	$1.38	$2.29	$0.57

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income/(Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2007	25,280,197	$3	$115,002	$29,101	$79	$144,185

Stock based compensation expense	—	—	1,754	—	—	1,754
Exercises of warrants into common stock	3,090,051	—	15,450	—	—	15,450
Comprehensive Income:
Net income	—	—	—	19,665	—	19,665
Actuarial loss on pension and postretirement plans, net of tax of $174	—	—	—	—	(287)	(287)

Total Comprehensive Income						19,378

Balance—December 31, 2008	28,370,248	$3	$132,206	$48,766	$(208)	$180,767
Stock based compensation expense	—	—	2,377	—	—	2,377
Exercises of warrants into common stock	17,043,376	2	85,215	—	—	85,217
Exercise of stock options	4,450	—	30	—	—	30
Comprehensive Income:
Net income	—	—	—	80,280	—	80,280
Actuarial gain on pension and postretirement plans, net of tax of $(80)	—	—	—	—	119	119

Total Comprehensive Income						80,399

Balance—December 31, 2009	45,418,074	$5	$219,828	$129,046	$(89)	$348,790

Stock based compensation expense	—	—	3,592	—	—	3,592
Payment of withholding taxes on vested restricted stock awards	122,433	—	(624)	—	—	(624)
Exercise of purchase option	348,393	—	—	—	—	—
Exercise of stock options	186,171	—	1,282	—	—	1,282
Excess tax benefit from stock based compensation	—	—	585	—	—	585
Employee Stock Purchase Plan	6,641	—	70	—	—	70
Other	—	—	111	—	—	111
Comprehensive Income:
Net income	—	—	—	65,041	—	65,041
Pension and Postretirement Plans:
Amortization of net actuarial gain and prior service cost, net of tax of $172	—	—	—	—	(323)	(323)
Prior service adjustments, net of tax of $(298)	—	—	—	—	544	544
Actuarial loss arising during the period, net of tax of $237	—	—	—	—	(434)	(434)

Total Comprehensive Income						64,828

Balance—December 31, 2010	46,081,712	$5	$224,844	$194,087	$(302)	$418,634

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income	$65,041	$80,280	$19,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,245	54,667	31,683
Stock based compensation expense	3,592	2,377	1,754
Amortization of debt issuance costs	2,237	5,980	2,007
Loss on disposal of fixed assets	876	800	299
Deferred income taxes	(24,062)	19,459	16,644
Gain on sale of business	—	(16,417)	—
Changes in operating assets and liabilities:
Trade accounts receivable, net	(8,232)	10,288	(1,280)
Other receivables	13,707	(13,398)	(4,827)
Inventories	(11,947)	23,465	(14,172)
Refundable and prepaid income taxes	13,409	388	(14,145)
Prepaid expenses and other current assets	(713)	58	(945)
Other assets	(624)	(1,031)	(42)
Accounts payable	3,357	10,641	1,570
Accrued expenses and other liabilities	21,645	32,051	8,189
Accrued compensation costs	10,510	(5,967)	1,154
Accrued pension and postretirement benefits	2,035	(2,406)	1,275
Accrued income taxes	—	—	(1,477)

Net cash provided by operating activities	136,076	201,235	47,352

Investing activities
CKD acquisition (net of cash acquired)	638	1,000	(467,399)
KPB acquisition	—	(3,977)	—
Proceeds from sale of business	—	34,898	—
Capital expenditures	(38,318)	(29,165)	(23,170)
Restricted cash	2,500	(2,500)	—

Net cash provided by (used in) investing activities	(35,180)	256	(490,569)

Financing activities
Proceeds from revolving credit facility	76,700	80,000	78,500
Repayments on revolving credit facility	(84,100)	(85,000)	(66,100)
Proceeds from long-term debt and notes	—	—	455,000
Repayments of long-term debt and notes	(30,002)	(283,093)	(79,510)
Debt issuance costs paid	—	(370)	(12,593)
Proceeds from other current borrowings	2,564	—	—
Repayments on other current borrowings	(2,564)	—	—
Payment of withholding taxes on vested restricted stock awards	(624)	—	—
Proceeds from exercises of warrants into common stock	—	85,217	15,450
Proceeds from exercise of stock options	1,282	30	—
Excess tax benefits from stock based compensation	585	—	—
Other	181	—	—

Net cash provided by (used in) financing activities	(35,978)	(203,216)	390,747

Net increase (decrease) in cash and cash equivalents	64,918	(1,725)	(52,470)
Cash and cash equivalents—beginning of year	2,440	4,165	56,635

Cash and cash equivalents—end of year	$67,358	$2,440	$4,165

Cash paid (received) during the period:
Income taxes including refunds	$(13,207)	$(11,306)	$11,441
Interest	$3,318	$19,952	$9,132

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Formation, Basis of Presentation and Description of Business

        KapStone Paper and Packaging Corporation, or the "Company", produces and sells a variety of unbleached kraft, linerboard, saturating kraft and unbleached folding carton board in the United States and globally. The Company was incorporated on April 15, 2005 in Delaware.

        On July 1, 2008, the Company acquired substantially all of the assets and assumed certain liabilities of MeadWestvaco Corporation's ("MWV") Charleston Kraft Division ("CKD"). The accompanying consolidated financial statements include the results of CKD since the date of acquisition (see Note 3).

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. The accompanying consolidated financial statements include the results of the dunnage bag business through the date of sale (see Note 4).

        As a result of these transactions, the accompanying 2010 consolidated financial statements are not comparative to 2009 and 2008.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Cost of Sales—Cost of sales is determined on a first-in first-out basis and includes the following: the cost of inventory sold during the period, maintenance, property taxes related to manufacturing facilities, but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper manufacturing process are reflected as a reduction to cost of sales. By-product revenue is derived primarily from the sale of tall oil, hardwood and turpentine to third parties. During 2010, 2009 and 2008, cost of sales was reduced by $15.5 million, $11.5 million and $10.5 million, respectively, for by-product revenue.

        Freight and distribution expenses—Freight and distribution include shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Alternative Fuel Mixture Tax Credit—The Company has elected to take the alternative fuel mixture tax credit as an excise tax credit and not as a reduction of federal income taxes payable; and accordingly, credits earned are reflected in operating income versus income tax expense. The amount of alternative fuel mixture tax credit earned is based on the volume of black liquor burned in the Company's production process. Black liquor is a raw material used in the production process and is recognized on the consolidated balance sheet within inventory. The Company's accounting policy for alternative fuel mixture tax credits earned was determined by the fuel tax credits' direct link to the manufacturing process. Accordingly, credits earned during the reporting period are reflected as a reduction of the cost basis of inventory and therefore capitalized at the end of the period for inventory on hand. As products are sold, the credits are included in the income statement as a reduction to cost of goods sold. The amount of tax credit associated with ending inventory at December 31, 2010 and December 31, 2009, totaled $0 and $14.3 million, respectively. A $0 and $13.1 million receivable for the tax credit was recorded in other receivables in the consolidated balance sheets at December 31, 2010 and December 31, 2009, respectively. The tax credit expired on December 31, 2009 (see Note 5).

        Planned Maintenance Outage Costs—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. Other maintenance costs are expensed as incurred.

        The Company completed its tri-annual planned maintenance outage at its South Carolina unbleached kraft facility in the quarter ended March 31, 2010 and its annual planned maintenance outage, at its North Carolina unbleached kraft facility, in the quarter ended December 31, 2010. Costs of approximately $13.4 million related to the outages are included in cost of sales for the year ended December 31, 2010 and approximately $6.0 million for each of the years ended December 31, 2009 and 2008.

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

        No customer accounted for more than 10 percent of consolidated net sales in 2010 and 2009. In 2008, one customer accounted for 10.7% of consolidated net sales.

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2010, and 2009 the allowance for doubtful accounts totaled $1.2 million. For the years ended December 31, 2010, 2009 and 2008, the Company had bad debt expenses of $0.1 million, $0.6 million and $2.4 million, respectively. For the years ended December 31, 2010 and December 31, 2009, the Company wrote off zero and $1.7 million, respectively, of uncollectible accounts.

        Foreign Currency Transactions—The Company invoices certain European customers in Euros. Balance sheet accounts for such transactions are translated into U.S. dollars at the year-end rate of exchange and statements of income items are translated at the weighted average exchange rates for the period. Gains and losses arising from these transactions are included in income.

        Foreign Currency Forward Contracts—The Company accounts for its foreign currency forward contracts as cash flow hedges in accordance with ASC 815, Derivative and Hedging. The contracts are recorded at fair value with the effective portion of the gain or loss on the derivative recorded as a component of accumulated other comprehensive income. Upon expiration of the forward contract, the gain or loss is reclassified into net sales.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loans are financial liabilities with fair values that approximate $95.2 million (see Note 11).

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

        Plant, Property, and Equipment, net—Plant and equipment is stated at cost less accumulated depreciation. Property, plant and equipment acquired in acquisitions were recorded at fair value on the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

dates of acquisition (see Note 3). Depreciation is computed using the straight-line method over the assets' estimated useful lives. The range of estimated useful lives is as follows:

Years
Land Improvements	10 - 25
Buildings	15 - 40
Machinery and equipment	3 - 30
Furniture and office equipment	5 - 10
Computer hardware and software	3 - 5

        The Company accounts for costs incurred for the development of software for internal use in accordance with the ASC 350 Intangibles—Goodwill and Other. This standard requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

        Goodwill and Intangible Assets—Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company's reporting units are consistent with its operating segments. The Company estimates the fair value of a reporting unit principally based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. These assumptions would be considered Level 3 inputs in the fair value hierarchy defined in ASC 820 "Fair Value Measurements and Discounts". Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter and did not result in an impairment charge.

        Intangible assets acquired in a business combination or asset purchase are initially valued at the fair market value using generally accepted valuation methods appropriate for the type of the intangible asset. Definite-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. The evaluation of the impairment is based upon a comparison of the carrying amount of the intangible asset to the estimated future undiscounted cash flows expected to be generated by the asset. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, the asset is considered to be impaired. If impaired, the intangible asset is written down to estimated fair market value.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company records interest on unrecognized tax benefits in the provision for income taxes.

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

Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2010-06, "Fair Value Measurements and Disclosures," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The implementation of this standard did not have a material impact on the consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS No. 141(R)"). This guidance is included in FASB ASC 805, Business Combinations. This guidance requires the Company to continue to follow the guidance in SFAS No. 141 (also included in FASB ASC 805) for certain aspects of business combinations, and provides additional guidance defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, assets and liabilities arising from contingencies, defining a bargain purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This guidance also requires transaction costs to be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. In addition, under this guidance, adjustments associated with changes in tax contingencies that occur after the measurement period, not

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

to exceed one year, are recorded as adjustments to income. This guidance is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008; however, the guidance regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to 2009. No business combinations occurred during the year ended December 31, 2010.

3. CKD Acquisition

        On July 1, 2008, the Company consummated the purchase of substantially all of the assets and assumed certain liabilities of MeadWestvaco Corporation's (MWV) Charleston Kraft Division (CKD), for $485.0 million, subject to certain adjustments pursuant to an asset purchase agreement with MWV. CKD consists of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina, including a cogeneration facility, chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina and a lumber business located in Summerville, South Carolina.

        The acquisition was financed by cash on hand and by a senior secured credit facility of $515.0 million consisting of a Eurodollar based five-year term loan of $390.0 million, a Eurodollar based seven-year term loan of $25.0 million and a $100.0 million revolving credit facility. In addition, $40.0 million of seven-year 8.30 percent senior notes were issued. A portion of the proceeds were used to redeem the Company's prior credit facility.

        The CKD business was deemed an attractive acquisition candidate based upon meeting the Company's objectives of being a North American based profitable company in the paper and packaging industry and for its synergies with the Company's existing operations.

        In connection with the CKD acquisition, the Company entered into the Long Term Fiber Supply Agreement ("Supply Agreement") with MWV. Pursuant to the Supply Agreement, the Company will purchase, on a take or pay basis, certain amounts of pine pulpwood and saw timber at market prices for a period of 15 years. The purchases are accounted for as raw materials. See Note 16.

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

3. CKD Acquisition (Continued)

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

        The goodwill resulting from this transaction was allocated to the unbleached kraft segment. See Note 19 for additional discussion regarding the Company's segments. Goodwill is being amortized for tax purposes.

        The following table summarizes the acquired intangible assets and their respective fair value and estimated useful life at the date of acquisition:

	Estimated Useful Life In Years	Fair Value
Trademarks	8	$27,700
Coal supply contract with below market terms	1.5	14,080
Engineering documents	12	2,220
Customer lists	20	2,025
Transportation lease	5	500
Land lease	99	290
Customer backlog	1	100
Emission credits	1	60
Equipment lease obligation with above market terms	3.5	(1,307)

Total fair value of intangible assets		$45,668

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

3. CKD Acquisition (Continued)

        The fair value of the intangible assets is amortized on a straight-line basis over the remaining useful lives. Amortization expense for the acquired CKD intangible assets recorded for 2008, 2009, 2010 and the estimated amortization expense for the next five years is as follows:

2008 (third and fourth quarter only)	$6,178
2009	13,346
2010	3,534
2011	3,568
2012	3,639
2013	3,802
2014	3,752
2015	3,752
Thereafter	4,097

Total amortization	$45,668

        The following unaudited pro forma consolidated results of operations assume that the acquisition of CKD occurred as of the beginning of the periods presented. This pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

December 31, 2008
(Unaudited)
Net sales	$777,855
Net income	$6,997
Net income per share basic	$0.26
Net income per share diluted	$0.20

        Certain corporate services were performed and allocated or charged by MWV to the historical CKD business. For the years ended December 31, 2008 and 2007, amounts allocated or charged by MWV to CKD were $14.8 million and $23.2 million, respectively, and are included in pro forma net income and pro forma per share amounts above.

4. Sale of Dunnage Bag Business

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. ("ITW") for $36.0 million less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. As a condition of sale, $2.5 million of the sale proceeds were held in escrow until September 30, 2010 to be available to satisfy any losses or indemnity claims that may arise against the Company in connection with the sale. The Company received back the full $2.5 million held in escrow since there were no

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. Sale of Dunnage Bag Business (Continued)

losses or indemnity claims. The Company realized a gain on the sale of the dunnage bag business as follows:

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

5. Alternative Fuel Mixture Tax Credit

        The federal government implemented an incentive program through the U.S. Internal Revenue Code that provides payments under certain circumstances for the use of alternative fuels and alternative fuel mixtures in lieu of fossil based fuels. The credit is based on the amount of alternative fuel contained in the mixture. The Company qualifies for the alternative fuel mixture tax credit because it uses a bio-fuel known as black liquor, which is a byproduct of its wood pulping process, to power its mills.

        In March 2009, the Internal Revenue Service ("IRS") approved the Company's registration as an alternative fuel mixer. The Company generated refund claims totaling $178.3 million for the year ended December 31, 2009, covering fuel used at its Charleston mill from January 29th through December 31, 2009 and at its Roanoke Rapids mill from February 14th through December 31, 2009. This amount, net of $14.3 million deferred in inventory at December 31, 2009, was reflected as a credit to cost of sales in the Consolidated Statements of Income.

        The Company earned an additional $7.9 million alternative fuel mixture tax credit during 2009 based on a U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010 which indicated that the portion of inorganic content included in the fuel burned was eligible for a $0.50 per gallon refund. The Company had excluded this amount when submitting refunds during 2009. Inorganic content represented about 4 percent of the total gallons burned in 2009. The Company received

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. Alternative Fuel Mixture Tax Credit (Continued)

$7.9 million from the IRS related to the inorganic content in 2010. This amount plus $14.3 million deferred in inventory at December 31, 2009 was reflected as a credit to cost of sales in the Consolidated Statements of Income for the year ended December 31, 2010.

        A summary of the alternative fuel mixture tax credit is as follows:

	December 31,
	2010	2009
Gallons of fuel burned (000's) (unaudited)	—	356,517
Tax credit for each gallon burned	—	$0.50

Total alternative fuel mixture tax credit generated(1)	$—	$178,258
Recognition of tax credit deferred in December 31, 2009 inventory	14,260	—
Tax credit related to inorganic content burned in 2009	7,935	—
Tax credit deferred in ending inventory at December 31	—	(14,260)

Total alternative fuel mixture tax credit included as a reduction to cost of sales for years ended December 31, 2010 and 2009	$22,195	$163,998

(1)
The alternate fuel mixture tax credit expired on December 31, 2009.

        At December 31, 2009 the Company included $14.3 million of AFTC as a reduction to the cost of inventory based on its FIFO accounting policy. At December 31, 2010 no amount was deferred in inventory.

6. Inventories

        Inventories consist of the following at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Raw materials	$18,988	$13,082
Work in process	967	980
Finished goods	33,056	27,475
Replacement parts and supplies	20,313	19,840

Total inventories	$73,324	$61,377

        At December 31, 2010 and 2009, finished goods inventory included inventory consigned to third parties totaling $5.3 million and $3.8 million, respectively.

7. Derivative Instruments and Hedging Activities

        The Company used derivative instruments to manage a portion of its foreign currency exchange risks associated with Euro-denominated sales of its U.S. operations. Foreign currency forward contracts

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

7. Derivative Instruments and Hedging Activities (Continued)

were used to hedge the variability of exchange rates on the Company's cash flows and foreign exchange forward contracts were used to offset the impact on earnings relating to the variability in exchange rates on Euro-denominated sales. The derivative instruments were valued using Level 2 inputs which are significant observable inputs for similar assets and liabilities in active markets. The Company does not acquire or issue derivative financial instruments for trading purposes.

        The foreign currency forward contracts were designated as cash flow hedges. The contracts were recorded in the consolidated balance, measured at fair value. The effective portion of the gain or loss on the derivative is recorded as a component of accumulated other comprehensive loss ("AOCL") in the accompanying consolidated balance sheets and is reclassified into net sales in the consolidated statements of income upon recognition of the hedged sales. The foreign currency forward contracts outstanding had monthly maturity dates through December 31, 2010. The effectiveness of these forward contracts were assessed both at inception and on a quarterly basis to ensure that they were effective in offsetting changes in the cash flows attributable to the hedged risk.

        The notional amount of these foreign currency forward contracts was $0 at December 31, 2010 and December 31, 2009. The estimated pre-tax gain or loss to be recognized in earnings during the next twelve months upon settlement of the forward contracts is $0 since all contracts expired as of December 31, 2010.

        The Company's foreign exchange forward contracts, which were not designated as qualifying accounting hedges, were recorded at fair value with changes in the fair value of these contracts recognized in earnings.

        For consolidated financial statement presentation, net cash flows from such hedges are classified in the categories of the consolidated statement of cash flows with the items being hedged.

        The table below presents the pre-tax effect of derivative instruments and their location within the consolidated statement of income for the years ended December 31, 2010 and 2009:

	Foreign currency cash flow hedges		Foreign exchange derivatives not designated as hedges
	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$—	$—	$—	$—

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(1,457)	$—	$—	$—
Gain (loss) recognized in earnings(1)	65	—	34	—

Total gain (loss) recognized in earnings	$(1,392)	$—	$34	$—

(1)
Represents amounts excluded from effectiveness testing for foreign currency cash flow hedges and derivative instruments not designated as hedges.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

8. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Land and land improvements	$25,228	$25,822
Buildings and leasehold improvements	26,349	25,665
Machinery and equipment	508,362	482,987
Construction-in-progress	22,739	12,623

	582,678	547,097
Less accumulated depreciation and amortization	116,659	76,819

Plant, property and equipment, net	$466,019	$470,278

        Depreciation expense for the years ended December 31, 2010, 2009, and 2008, was $41.7 million, $41.3 million and $25.3 million, respectively.

        At December 31, 2010 and 2009, unamortized capitalized software costs totaled approximately $11.1 million and $8.0 million, respectively. Such amount is being amortized over five years. Amortization expense for software development costs for the years ended December 31, 2010, 2009 and 2008, was $3.1 million, $1.7 million and $1.0 million, respectively.

9. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill and intangible assets for the years ended December 31, 2010 and 2009:

	Goodwill	Intangible Assets, Net
Balances at December 31, 2008	$6,524	$45,195
Amortization expense	—	(13,400)
KPB earn-out resulting from sale of dunnage bag business	3,977	—
Sale of dunnage bag business	(5,040)	(5,589)
CKD acquisition adjustment	(12)	(8)

Balances at December 31, 2009	$5,449	$26,198
Amortization expense	—	(3,544)
CKD acquisition adjustment	(638)	—

Balances at December 31, 2010	$4,811	$22,654

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Goodwill and Other Intangible Assets (Continued)

        Intangible assets other than goodwill include the following:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived trademarks	$27,700	$(8,657)	$27,700	$(5,194)
Customer lists and relationships	2,104	(294)	2,104	(173)
Lease, contracts and other	15,943	(14,142)	15,943	(14,182)

Total	$45,747	$(23,093)	$45,747	$(19,549)

        Estimated amortization expense for the next five years, beginning with 2011, is as follows: $3.6 million, $3.6 million, $3.8 million, $3.8 million, and $3.8 million. At December 31, 2010, the weighted average remaining useful life for trademarks is 5 years; customer relationships is 17 years; other contractual agreements is 24 years; and for intangible assets in total is 8 years.

10. Accrued expenses

        Accrued expenses consist of the following at December 31, 2010 and 2009, respectively:

	December 31,
	2010	2009
Accrued taxes other than income	$7,673	$5,315
Accrued energy costs	4,700	5,182
Other accruals	10,613	10,303

Total accrued expenses	$22,986	$20,800

11. Debt and Senior Credit Facility

        Debt, net, at December 31, 2010 and 2009, are summarized as follows:

	December 31,
	2010	2009
Term A loan with interest payable monthly at LIBOR plus 1.5% at December 31, 2010 and 2009	$107,974	$136,168
Term B loan with interest payable monthly at LIBOR plus 3.5%	6,921	8,729
Revolving credit facility (3.25% at December 31, 2009)	—	7,400

Sub-total	114,895	152,297
Less current portion of debt	(18,835)	(18,630)
Less current portion of revolving credit facility	—	(7,400)
Less unamortized debt issuance costs	(3,203)	(5,236)

Total debt, net of current portion	$92,857	$121,031

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Debt and Senior Credit Facility (Continued)

        The principal portion of debt at December 31, 2010 becomes due as follows:

Total
Fiscal year ending:
2011	$18,835
2012	18,835
2013	73,707
2014	1,135
2015	2,383

Total	$114,895

        The Company incurred approximately $12.6 million of debt issuance costs associated with the Senior Credit Agreement, which is being amortized over a five-year period using the effective interest method. For the years ended December 31, 2010, 2009 and 2008, $2.2 million, $6.0 million and $2.0 million, respectively, of debt issuance costs have been amortized and recognized within interest expense. Amortized debt issuance costs were higher in the year ended December 31, 2009 due to $3.0 million of accelerated amortization of debt issuance costs related to $283.1 million of long-term debt and notes repayments.

Senior Credit Agreement

        On June 12, 2008, the Company entered into a Senior Credit Agreement (the "Senior Credit Agreement"), effective with the consummation of the acquisition of CKD, which provides for an aggregate of up to $515.0 million in senior secured credit facilities (the "Senior Credit Facilities"), consisting of a $390.0 million term A loan facility, a $25.0 million term B loan facility and a $100.0 million revolving credit facility (including a letter of credit sub-facility). The Senior Credit Agreement replaces the prior senior secured credit facility due on December 31, 2011. The Senior Credit Facilities are guaranteed by the Company and its domestic subsidiaries and are secured by substantially all of the Company's assets.

        The Senior Credit Facilities are required to be repaid in consecutive quarterly installments with final payments of all outstanding principal and interest on the maturity date. The maturity date is June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility; provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter is less than 2.0 to 1.0.

        Outstanding principal under the term A loan facility and the revolving credit facility initially bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 1.50 percent, or (2) the reserve adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.00 percent. Interest under the term A loan facility, the revolving credit facility and the unused line fee for the revolving credit facility is determined by reference to a pricing grid based on our total leverage ratio. Under the pricing grid, the applicable margins for the term A loan facility and the revolving credit facility range from 0.0 percent to 1.5 percent for base rate loans and from 1.50 percent to 3.00 percent for Eurodollar loans, and the unused line fee for the revolving credit facility range from

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Debt and Senior Credit Facility (Continued)

0.375 percent to 0.50 per cent. At December 31, 2010 and 2009, the term loan A was a Eurodollar loan with a 1.76 percent interest rate based on 1.50 percent margin and 1.73 per cent interest rate based on 1.50 percent margin, respectively. At December 31, 2009, the interest rate on the revolving credit facility was 3.25 percent. The unused line fee for the revolving credit facility was 0.375 percent at December 31, 2010 and 2009, respectively.

        Outstanding principal under the term B loan facility bears interest at a rate equal to, at the Company's option, either (1) the base rate plus a margin of 2.00 percent or (2) the reserved adjusted one, two, three or six-month Eurodollar rate plus a margin of 3.50 percent. At December 31, 2010 and 2009, the term B loan was a Eurodollar loan with a 3.76 percent and 3.73 percent rate, respectively.

        The term loan facilities and the revolving credit facility may be prepaid at any time without premium penalties. The Senior Credit Facilities are subject to mandatory prepayment with specified percentages of the net cash proceeds of certain asset dispositions, casualty events, exercise of outstanding warrants, and debt and equity issuances, in each case subject to certain conditions. A mandatory prepayment of excess cash flow is also required for any fiscal year in which the year-ending total leverage ratio exceeds 2.0 to 1.0. No mandatory prepayment for excess cash flow is required for the year ended December 31, 2010. During the years ended December 31, 2010 and 2009, $2.5 million and $120.5 million, respectively, of mandatory prepayments were made.

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility has been reduced by the amount of standby letters of credit issued of $11.8 million as of December 31, 2010. These letters of credit are used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2011 unless extended.

        Borrowings under the revolving credit facility may be used for working capital and other general corporate purposes.

Note Purchase Agreement

        Pursuant to the Note Purchase Agreement dated July 1, 2008, (the "Note Purchase Agreement") the Company issued senior secured promissory notes (the "Senior Notes") with an aggregate principal amount of $40.0 million and interest rate of 8.30 percent. The Senior Notes are guaranteed by the Company and secured by substantially all of the Company's assets.

        The Senior Notes were extinguished in July 2009 using cash from operations.

Other Borrowing

        On January 5, 2010, the Company entered into a twelve month financing agreement of $2.6 million at an annual interest rate of 1.62 percent for the Company's annual property insurance premium. The agreement requires the Company to make consecutive monthly repayments of $0.2 million through the term of the financing agreement ending on December 1, 2010. As of December 31, 2010, there was no balance outstanding under this agreement.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Debt and Senior Credit Facility (Continued)

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

        Under the financial covenants of the Senior Credit Agreement, we must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing our debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments as defined in the Senior Credit Agreement. On December 31, 2010, the maximum permitted leverage ratio is 3.00 to 1.00 and continues throughout the remainder of the term. On December 31, 2010, the Company was in compliance with the Senior Credit Agreement with a leverage ratio of 1.08 to 1.00.

        The Senior Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing our twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments, as defined by the Senior Credit Agreement, less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Senior Credit Agreement through the quarter ending September 30, 2011, the fixed charge coverage ratio is required to be at least 1.10 to 1.00. Starting with the quarter ending December 31, 2011, through the end of the Senior Credit Agreement, the fixed charge coverage ratio is required to be not less than 1.15 to 1.00. On December 31, 2010, the Company was in compliance with the Senior Credit Agreement with a fixed charge coverage ratio of 4.49 to 1.00.

        As of December 31, 2010, the Company was in compliance with all other applicable covenants in the Senior Credit Agreement.

Fair Value of Debt

        At December 31, 2010 the carrying amount and fair value of the Company's debt was $111.7 million and $95.2 million, respectively. At December 31, 2009 the carrying amount and fair value of the Company's long term debt was $139.7 million and $113.4 million, respectively. The fair value of the Company's long-term debt was estimated using an income approach based on current interest rates available to the Company for debt of similar terms and maturities. The debt was valued using Level 3 inputs in the fair value hierarchy which are significant observable inputs for similar assets and liabilities in active markets.

12. Retirement Plans

Defined Benefit Plan

        KapStone maintains a pension plan that provides retirement benefits to substantially all union employees. These employees are eligible to participate in the plan upon completion of one year of service and attainment of age 21. The plan provides a defined benefit based on years of credited service and specified benefit rates. As a result of the sale of the dunnage bag business on March 31,

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Retirement Plans (Continued)

2009, approximately 100 employees ceased earning benefits under the plan. As of December 31, 2010, there were approximately 1,000 union employees participating in the pension plan.

        The Company makes required minimum funding contributions to its qualified defined benefit pension plan to meet legal funding requirements and tax deductibility. The Company expects 2011 cash funding to be approximately $4.5 million.

Net Pension cost

        Net pension cost recognized for the years ended December 31, 2010, 2009 and 2008, for the Company's Pension Plan is as follows:

	Years Ended December 31,
	2010	2009	2008
Service cost for benefits earned during the year	$2,859	$2,839	$1,999
Interest cost on projected benefit obligations	564	373	198
Amortization of prior service cost	40	—	—
Expected return on plan assets	(514)	(153)	(26)

Net pension cost	$2,949	$3,059	$2,171

        The components of other changes in pension plan assets and benefit obligations recognized in other comprehensive income (loss):

	Years Ended December 31,
	2010	2009
Net actuarial loss (gain)	$109	$87
Plan amendment(1)	1,043	60
Net amortization	(40)	—

Total loss recognized in other comprehensive income (loss)	$1,112	$147

(1)
The Plan amendment represents an increase of benefits approved in the Company's most recent union contracts.

        Included in accumulated other comprehensive income (loss) at December 31, 2010 is a $0.5 million unrecognized actuarial loss and a $1.1 million prior service cost. Included in accumulated other comprehensive income (loss) at December 31, 2009 is a $0.4 million unrecognized actuarial loss and a $0.1 million prior service credit. The estimated prior service cost that will be recognized in 2011 periodic pension cost is approximately $0.6 million.

Actuarial assumptions

        The Company annually evaluates and updates as necessary the assumptions used in the determination of net pension cost, including the discount rate and the expected return on plan assets. The discount rate for the years ended December 31, 2010 and 2009 was 5.75 percent and 6.0 percent,

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Retirement Plans (Continued)

respectively. The long-term expected rate of return on plan assets for the years ended December 31, 2010 and 2009 was 6.5 percent.

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

Funded status of Plan

        As of December 31, 2010 and 2009, the pension plan is under funded by $5.0 million and $3.2 million, respectively, and has been included in the accompanying Consolidated Balance Sheets as a non-current liability.

Changes in Benefit Obligations and Plan Assets

        The following reconciles beginning and ending projected benefit obligation for the Company.

	Years Ended December 31,
	2010	2009
Projected benefit obligation at beginning of year	$9,483	$6,240
Service cost for benefits earned during the year	2,859	2,839
Interest cost on projected benefit obligations	564	373
Plan amendment	1,043	60
Benefits paid	(59)	(260)
Actuarial loss	398	231

Projected benefit obligation at end of year	$14,288	$9,483

        The accumulated benefit obligation at December 31, 2010 and 2009 was $14.3 million and $9.5 million, respectively.

        Assets in the plan consist primarily of debt and equity securities. The following reconciles beginning and ending fair value of the Company's plan assets:

	Years Ended December 31,
	2010	2009
Fair value of plan assets at beginning of year	$6,267	$832
Actual gain / (loss) on plan assets	803	296
Benefits paid	(59)	(260)
Employer contributions	2,244	5,399

Fair value of plan assets at end of year	$9,255	$6,267

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Retirement Plans (Continued)

        The Company's pension plan weighted average asset allocations at December 31, 2010 and 2009, by asset category were as follows:

		Years Ended December 31,
	Target Allocation
		2010	2009
Equity securities	20%	27%	21%
Debt securities	77%	73%	79%
Real estate	3%	—%	—%

Total assets	100%	100%	100%

        The investment objectives for the pension plan assets are to generate returns that will enable the plans to meet their future obligations. The strategies balance the requirement to generate returns through investments such as equity securities, with the need to control risk through less volatile assets such as debt securities. The Plan assets are managed in two separate portfolios, an equity portfolio and a bond portfolio. The strategy is to invest 20 percent and 80 percent of the plan assets in equity securities and debt securities, respectively. The total return is tracked to the relevant market index, within specified tolerances, for each of the funds in which the assets are invested.

        Disclosures concerning assets measured at fair value on a recurring basis at December 31, 2010, which have been categorized under the fair value hierarchy for the pension plan by the Company, are as follows:

	Fair Value Measurements at December 31, 2010
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
Equity Securities:
U.S. large-cap	$1,465	$—	$1,465	$—
U.S. mid-cap growth	193	—	193	—
U.S. small-cap	203	—	203	—
International funds	601	—	601	—
Debt securities:
Corporate bonds	6,768	—	6,768	—
Mortgage backed securities	25	—	25	—

Total	$9,255	$—	$9,255	$—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Retirement Plans (Continued)

Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31:

2011	$250
2012	350
2013	460
2014	580
2015	720
Years 2016 - 2020	6,400

Other Postretirement Benefits

        KapStone provides life insurance for all union retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached. The Company funds these benefits on a current basis (with retirees paying a portion of the costs). Prior service and actuarial gains and losses subject to amortization are amortized over the average remaining service, which is about 9 years for certain retirees.

Postretirement Costs

        Net postretirement cost (benefit) recognized for the years ended December 31, 2010, 2009 and 2008 for the Company's retiree medical and life insurance benefits is as follows:

	Years Ended December 31,
	2010	2009	2008
Service cost for benefits earned during the year	$111	$112	$66
Interest cost on projected benefit obligations	160	167	100
Expected return on plan assets	—	—	—
Amortization of net gain	(535)	(58)	(31)

Net postretirement cost (benefit)	$(264)	$221	$135

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates is not material to total service and interest costs and the postretirement benefit obligation.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Retirement Plans (Continued)

        The components of other changes in postretirement plan assets and benefit obligations recognized in other comprehensive income (loss):

	Years Ended December 31,
	2010	2009
Net actuarial loss (gain)	$562	$(412)
Plan amendment(1)	(1,885)	—
Net amortization	535	58

Total gain recognized in other comprehensive income (loss)	$(788)	$(354)

(1)
The Plan amendment represents the elimination of medical benefits for certain retirees after July 2, 2012 and an increase to the retiree life insurance benefit which were approved in the Company's most recent union contract.

        Included in accumulated other comprehensive income (loss) at December 31, 2010 is a $0.8 million unrecognized actuarial loss and a $1.9 million prior service cost credit. Included in accumulated other comprehensive income (loss) at December 31, 2009 is a $0.3 million unrecognized actuarial gain. The estimated actuarial loss and prior service credit that will be recognized in 2011 periodic postretirement cost is approximately $0.1 million and $0.2 million, respectively.

Actuarial Assumptions

        The Company annually evaluates and updates as necessary the assumptions used in the determination of postretirement benefit cost, including the discount rate and health care trend rates. The discount rates were 5.75 and 6.0 percent as of December 31, 2010 and 2009, respectively.

Changes in Benefit Obligations

        As of December 31, 2010 and 2009, the plan is under funded by $1.6 million and $2.7 million, respectively, which has been included in the accompanying Consolidated Balance Sheets. The plan is only funded in an amount equal to benefits paid. The Company does not fund these benefits prior to payment of claims.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Retirement Plans (Continued)

        The following reconciles beginning and ending projected benefit obligations:

	Years Ended December 31,
	2010	2009
Projected benefit obligation at beginning of the year	$2,714	$2,893
Service cost for benefits earned during the year	111	112
Interest cost on projected benefit obligations	160	167
Actuarial (gain) loss	562	(412)
Plan amendment	(1,885)	(46)
Benefits paid	(74)	—

Projected benefit obligation at end of year	$1,588	$2,714

Benefit Payments

        The following benefit payments are expected to be paid over the next 10 fiscal years ending December 31:

2011	$240
2012	289
2013	239
2014	146
2015	85
Years 2016 - 2020	231

Defined Contribution Plans

        In January 2007 the Company established a defined contribution plan covering all eligible employees. Company contributions to the 401(k) plan are based on matching of employee contributions, vest immediately for salaried, non-bargained hourly and certain union employees and vest after three years for other union employees. For the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $3.6 million, $2.1 million and $2.4 million, respectively, for matching contributions. Effective March 1, 2009, matching contributions for salaried employees were temporarily suspended due to economic conditions. The matching contributions were reinstated effective January 1, 2010.

        The Company's Retirement Savings Plan, which covers all eligible salaried employees and non-bargained hourly employees, provides for an annual contribution based on an employee's salary and age. The Company contributions vest 100 percent after three years. For the years ended December 31, 2010, 2009 and 2008, the expense recognized by the Company for contributions to the Retirement Savings Plan was $2.0 million, $1.9 million and $1.3 million, respectively. Effective February 1, 2009, the Company temporarily suspended contributions to the Savings Plan due to economic conditions. The Company reinstated contributions to the Savings Plan in November 2009.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes

        The Company's U.S. federal statutory tax rate is 35.0 percent for each of 2010, 2009 and 2008. The Company's effective tax rate for the years ended December 31, 2010, 2009, and 2008 was (3.8) percent, 39.4 percent and 38.8 percent, respectively. Substantially all income is earned in the United States.

        The Company's provision (benefit) for income taxes for the years ended December 31, 2010, 2009, and 2008 consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$18,879	$27,367	$(4,035)
State	2,776	5,311	(127)

Total current	21,655	32,678	(4,162)

Deferred:
Federal	$(24,950)	$15,945	$14,585
State	888	3,514	2,059

Total deferred	(24,062)	19,459	16,644

Total provision (benefit) for income taxes	$(2,407)	$52,137	$12,482

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.9	4.0	3.9
Manufacturing deduction	(1.8)	—	—
Alternative fuel mixture tax credit	(4.4)	—	—
Cellulosic biofuel tax credit	(33.0)	—	—
Other	(2.5)	0.4	(0.1)

Effective tax rate	(3.8)%	39.4%	38.8%

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2010 and 2009, for the Company are as follows:

	December 31,
	2010	2009
Deferred tax assets and liabilities resulting from:
Trade accounts receivable	$578	$376
Inventories	4,979	3,738
Accrued compensation costs	5,226	1,499
Acquisition transaction costs	1,304	1,441
Pension and postretirement benefits	2,487	2,351
Stock based compensation	2,410	1,729
Tax credits	34,316	247
Intangible assets	6,476	5,762
Other	1,002	432

Total deferred tax assets	58,778	17,575
Prepaid expenses	(1,294)	(500)
Tax depreciation in excess of book depreciation	(65,430)	(49,501)
Intangible assets and other	(577)	(547)

Total deferred tax liabilities	(67,301)	(50,548)

Net deferred tax liabilities	$(8,523)	$(32,973)

        At December 31, 2010 and 2009, the Company had the following net deferred tax (liabilities) / assets on the Consolidated Balance Sheets:

	December 31,
	2010	2009
Current deferred tax assets, net	$9,394	$5,604
Non current deferred tax (liabilities) / assets, net	(17,917)	(38,577)

Total deferred tax (liabilities) / assets, net	$(8,523)	$(32,973)

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes (Continued)

        The following is a reconciliation of the total amount of unrecognized tax benefits:

	December 31,
	2010	2009
Unrecognized tax benefits at beginning of year	$62,509	$—
Gross increase—tax positions prior period	—	—
Gross decrease—tax positions prior period	(528)	—
Gross increase—tax positions current period	4,977	62,509
Settlement	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits at end of year	$66,958	$62,509

        Total unrecognized tax benefits as of December 31, 2010 and December 31, 2009 were $67.0 million and $62.5 million, respectively. As of December 31, 2010, $67.7 million would impact the effective tax rate if recognized. The Company classifies interest and penalties as component of the provision for income taxes. Total accrued interest and penalties as of December 31, 2010 and December 31, 2009, were approximately $0.7 million and $0.4 million, respectively. As of December 31, 2010 and December 31, 2009, unrecognized tax benefits and related accrued interest of $67.7 million and $62.9 million, respectively, were included in other long term liabilities in the accompanying Consolidated Balance Sheets.

        In August 2010, the Internal Revenue Service ("IRS") approved the Company's registration as a producer of cellulosic biofuel for the tax year 2009. With this registration, the Company applied for a nonrefundable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for the black liquor burned in early 2009 when the Company did not claim the alternative fuel mixture tax credit. A $21.0 million net tax benefit (net of U.S. federal and state taxes) related to cellulosic biofuel was reflected in the Company's income tax provision as a discrete item for the year ended December 31, 2010. The Company reported $33.9 million (gross tax credit) as a deferred tax asset as of December 31, 2010 in the Consolidated Balance Sheets which is available to offset taxable income in future years and expires in 2015.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open tax years are 2006 through 2009. The Company's tax returns for 2007, 2008 and 2009 are currently under examination by the Internal Revenue Service.

14. Stockholder's equity

Common Stock Warrants

        In connection with the Company's initial public offering, on August 19, 2005, the Company sold 20,000,000 units ("Units") for a gross price of $6.00 per Unit. Each Unit consisted of one share of the Company's common stock, $0.0001 par value, and two warrants. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 with an expiration date of August 17, 2009. For the year ended December 31, 2009, 17.0 million common stock

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

14. Stockholder's equity (Continued)

warrants were exercised with proceeds totaling $85.2 million. On August 17, 2009, 19.5 million warrants expired.

Employee Stock Purchase Plan

        In December 2009 the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The Plan allows for employees to purchase shares of company stock at a five percent discount from market price. A total of 500,000 shares are reserved for future awards. A total of 6,641shares were issued under the ESPP for the year ended December 31, 2010.

Common Stock Reserved for Issuance

        At December 31, 2010, approximately 2.8 million shares of common stock were reserved for issuance upon 2.3 million shares for stock awards and 0.5 million shares for the ESPP.

Underwriter's Purchase Option

        In connection with the Company's initial public offering on August 19, 2005, the Company issued for $100 an option to the representative of the underwriters to purchase up to a total of 1,000,000 units at a price of $7.50 per unit. Each unit consisted of one share of the Company's common stock, $0.0001 par value, and two warrants. The warrants expired on August 17, 2009, but were not exercised. In March 2010, the purchase option was exercised at a market price of $11.51 per share. The purchase option was exercised on a cashless basis and therefore no cash proceeds were received by the Company. Accordingly, 348,393 shares of common stock were issued in March 2010.

15. Stock-Based Compensation

        On May 27, 2010, stockholders approved the Amended and Restated 2006 Incentive Plan ("Incentive Plan") to increase the maximum shares of common stock available for issuance under the 2006 Plan to 5.7 million shares. A maximum of 5.7 million shares of our common stock, available for issuance pursuant to stock options, restricted stock awards or stock appreciation rights (collectively called "Awards"), may be granted under the Incentive Plan. If any Award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Incentive Plan. The number of shares available under the Incentive Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the Incentive Plan are exercisable for a period fixed by the Administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        The Company's Compensation Committee approves all stock awards. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Stock option compensation expense	$2,023	$1,376	$1,058
Restricted stock compensation expense	1,569	1,001	696

Total stock-based compensation expense	$3,592	$2,377	$1,754

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2010 and 2009 is as follows:

	December 31,
	2010	2009
Unrecognized stock option compensation cost	$1,742	$1,563
Unrecognized restricted stock compensation cost	1,557	1,279

Total unrecognized stock-based compensation cost	$3,299	$2,842

        As of December 31, 2010, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.4 years and 1.3 years, respectively.

        At December 31, 2010, there were 2.3 million shares of common stock reserved for future stock awards.

        ASC 718 requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. The Company recognized excess tax benefits of $0.6 million for the year ended December 31, 2010. The Company did not recognize any excess tax benefits in 2009 and 2008.

Stock options

        In 2010, 2009 and 2008 the Company's Compensation Committee granted stock options totaling 450,098, 829,702 and 748,428, respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50% after two years and the remaining 50% after three years. Stock options granted in 2010, 2009 and 2008 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

options is based on closing market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding at December 31, 2007	631,050	$6.77
Granted	748,428	6.96
Exercised	—	—
Lapsed (forfeited or cancelled)	(33,131)	6.98

Outstanding at December 31, 2008	1,346,347	6.87
Granted	829,702	3.70
Exercised	(4,450)	9.25
Lapsed (forfeited or cancelled)	(9,522)	6.85

Outstanding at December 31, 2009	2,162,077	5.66
Granted	450,098	11.36
Exercised	(186,171)	6.88
Lapsed (forfeited or cancelled)	(5,528)	4.91

Outstanding at December 31, 2010	2,420,476	$6.62	7.3	$21,004

Exercisable at December 31, 2010	785,493	$6.82	5.0	$6,657

        The weighted average fair value of the KapStone stock options granted in 2010, 2009 and 2008 was $4.90, $1.79 and $2.22, respectively. The fair value of awards granted in 2010, 2009 and 2008 was $2.2 million, $1.5 million and $1.6 million, respectively. The fair value was calculated using the Black-Scholes option pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the "simplified method", defined in SEC Staff Accounting Bulletin ("SAB") No. 107, to determine the expected term assumption for all of its options. The Company uses the "simplified method", as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected term of the stock options.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        The assumptions utilized for determining the fair value of stock options awarded during the years 2010, 2009 and 2008 are as follows:

	December 31,
	2010	2009	2008
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	41.5%	47.0%	24.4%
Expected term (years)	5.94	6.25	6.5
Risk-free interest rate	2.4%	2.3%	3.4%
Expected dividend yield	—%	—%	—%

Restricted Stock

        In 2010, 2009 and 2008 the Company's Compensation Committee granted restricted stock units of 166,534, 219,864 and 194,903, respectively, to executive officers and employees as compensation for service. Company directors received awards in 2010. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        The following table summarizes restricted stock amounts and activity:

	Shares/Units	Weighted Average Grant Price
Outstanding at December 31, 2007	174,000	$6.76
Granted	194,903	6.98
Vested	—	—
Forfeited	—	—

Outstanding at December 31, 2008	368,903	$6.88
Granted	219,864	3.70
Vested	—	—
Forfeited	(3,098)	6.84

Outstanding at December 31, 2009	585,669	$5.68
Granted	166,534	11.36
Vested	(172,750)	6.76
Forfeited	(1,780)	4.95

Outstanding at December 31, 2010	577,673	$7.00

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Commitments and Contingencies

Transition Service Agreements

        In conjunction with the KPB and CKD acquisitions, the Company entered into transition service agreements with IP and MWV for certain transitional support services. The Company terminated its transitional services agreement with IP upon converting to its new ERP system in April 2008. The Company terminated a portion of services being provided by MWV upon migrating CKD to the Company's ERP on October 1, 2009. The balance of MWV services were terminated effective December 31, 2009 when CKD migrated to new production, order entry and receivables management applications. For the years ended December 31, 2009 and 2008, the Company incurred and expensed approximately $5.1 million and $4.3 million, respectively for such services.

Commercial Commitments

        KapStone's commercial commitments as of December 31, 2010 represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. As of December 31, 2010, KapStone had $11.8 million of these commitments, with all expiring in 2011 if not renewed. No amounts have been drawn under these letters of credit.

Legal claims

        We are party to two legal proceedings arising from an accident which occurred during our 2009 annual planned maintenance outage. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of this matter, based on our assessment of the facts and circumstances now known, we do not believe that this matter will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

Operating Leases

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ending December 31,
2011	$3,602
2012	2,683
2013	1,756
2014	1,250
2015	813
Thereafter	1,048

Total	$11,152

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)

        The Company's rental expense under operating leases amounted to $4.7 million, $4.9 million and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Obligation

        In conjunction with the CKD acquisition, the Company entered into a long-term fiber supply agreement with MWV. Pursuant to the agreement, the Company will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements for a period of 15 years and expiring in 2023. The purchases are based on market prices and are accounted for as raw materials. The Company purchased approximately $41.7 million, $35.2 million and $17.1 million of materials in accordance with the agreement for years ended December 31, 2010, 2009 and 2008, respectively.

17. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2010	2009	2008
Net income as reported	$65,041	$80,280	$19,665
Weighted average number of common shares for basic net income per share	45,854,237	34,675,804	26,486,924
Incremental effect of dilutive common stock equivalents:
Common stock warrants	—	—	7,766,391
Underwriter's purchase option	54,212	15,051	90,083
Unexercised stock option awards	721,385	119,592	—
Unvested restricted stock awards	349,226	257,476	112,418

Weighted average number of shares for diluted net income per share	46,979,060	35,067,923	34,455,816

Net income per share—basic	$1.42	$2.32	$0.74
Net income per share—diluted	$1.38	$2.29	$0.57

        In August 2009, 17.0 million warrants were exercised and converted into common stock. The 19.4 million remaining warrants expired. Prior to this date in 2009, warrants were not included in the computation of diluted net income per share because the warrants conversion price of $5.00 was below the market price of the Company's stock.

        Stock option awards of 1.3 million shares were outstanding at December 31, 2008, but were not included in the computation of diluted net income per share because the options were not-in-the money.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

18. Performance Incentive Plan

        In May 2008 shareholders approved the KapStone Paper and Packaging Performance Incentive Plan ("PIP"). The PIP, effective January 1, 2009, provides for annual incentive awards to executive officers and other participating employees. The PIP is to promote the interests of the Company and its stockholders by providing an incentive for participating employees to meet specified performance goals. The PIP rewards outstanding performance by those individuals whose decisions and actions affect the sustainable growth, profitability and efficient operation of the Company. The performance criteria set forth in the PIP are intended to align the interests of participating employees with the interests of stockholders.

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

        No later than 90 days after the beginning of the year, the Committee determines the target award for each participant or category of participant. This is typically specified as a percentage of salary. In addition, the Committee will choose one or more performance criteria to be applied and set the performance goals for each of the criteria. When the Committee sets the performance goals, the Committee may take into account any extraordinary or one-time or other non-recurring items or any events, transactions or other circumstances that the Committee deems relevant in light of the nature of the performance goals set or the assumptions made by the Committee regarding such goals.

        Due to economic conditions in early 2009, the Company temporarily suspended the PIP and no incentive compensation was paid or accrued for the year ended December 31, 2009. The PIP was reinstated in early 2010. For the years ended December 31, 2010, 2009 and 2008, incentive compensation expense totaled $8.7 million, $0 and $1.5 million, respectively.

19. Segment Information

        The Company has one reportable segment, unbleached kraft. The unbleached kraft segment consists of the Company's paper mills in Roanoke Rapids, North Carolina and North Charleston, South Carolina, which produce unbleached kraft paper, linerboard, saturating kraft and unbleached folding carton board. These products are sold to customers who convert our products into end-market finished products. In the table below, Other represents the Company's dunnage bag business, which was sold on March 31, 2009.

        The Company's reportable and operating segment is based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with ASC 805, "Segment Reporting." In the third quarter 2009, the Company revised its reporting structure. Segment disclosures have been revised to conform to the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19. Segment Information (Continued)

current presentation for all reporting periods. Corporate expenses that benefit the entire organization are not charged to the operating segments.

	Years Ended December 31,
Operating Segment (In thousands):	2010	2009	2008
Net sales:
Unbleached kraft	$782,676	$626,450	$495,864
Other	—	6,927	33,041
Elimination of intersegment sales	—	(899)	(4,356)

Total	$782,676	$632,478	$524,549

Net sales to external customers:
Unbleached kraft	$782,676	$625,551	$491,508
Other	—	6,927	33,041

Total	$782,676	$632,478	$524,549

Operating income/(loss):
Unbleached kraft	$89,521	$155,904	$66,871
Other	—	748	5,248
Gain on sale of business	—	16,417	—
Corporate	(20,818)	(21,707)	(21,463)

Total	$68,703	$151,362	$50,656

Depreciation and amortization:
Unbleached kraft	$42,870	$52,687	$30,231
Other	—	101	384
Corporate	2,375	1,879	1,068

Total	$45,245	$54,667	$31,683

Capital spending:
Unbleached kraft	$37,034	$26,347	$20,575
Other	—	—	310
Corporate	1,284	2,818	2,285

Total	$38,318	$29,165	$23,170

Total assets (at December 31, 2010 and 2009):
Unbleached kraft	$632,891	$638,050
Corporate	86,836	31,073

Total	$719,727	$669,123

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19. Segment Information (Continued)

        Net sales for the years ended December 31, 2010, 2009 and 2008, are as follows:

	Years Ended December 31,
	2010	2009	2008
Net sales:
To customers located in the United States	$482,459	$393,133	$359,113
Export sales to foreign based customers	300,217	239,345	165,436

Total	$782,676	$632,478	$524,549

        No foreign country accounted for more than 10 percent of consolidated net sales in 2010, 2009 and 2008.

20. Subsequent Event (Unaudited)

        On January 4, 2011, we negotiated the early settlement of our final contingent earn-out payment with IP relating to the KPB acquisition. We paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount which would have been settled in April 2012. The payment, representing additional acquisition consideration, will be recorded as an addition to goodwill in 2011. In conjunction with the early settlement, the Company amended its Senior Credit Agreement to allow for the prepayment of the earn-out and paid an amendment fee of $0.2 million.

21. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for fiscal 2010 and 2009. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
Fiscal 2010 (In thousands):	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net sales	$176,499	$199,119	$207,493	$199,565
Gross profit(1)(2)	$18,782	$21,238	$33,991	$24,829
Operating income	$11,966	$12,523	$26,610	$17,604
Net income(3)	$6,391	$7,093	$38,366	$13,191
Net income per share:
Basic	$0.14	$0.15	$0.83	$0.29
Diluted	$0.14	$0.15	$0.82	$0.28

(1)
Gross profit in the quarters ended March 31, 2010 and December 31, 2010, include annual planned maintenance outage costs of $6.5 million and $6.6 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

21. Quarterly Financial Information (Unaudited) (Continued)

(2)
Gross profit in the quarter ended March 31, 2010 includes alternative fuel mixture tax credits of $22.2 million.

(3)
Net income in the quarter ended September 30, 2010 includes a net cellulosic biofuel tax credit of $20.7 million.

	Quarters Ended
Fiscal 2009 (In thousands):	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$140,584	$156,493	$170,335	$165,066
Gross profit(1)(2)	$17,163	$41,486	$53,597	$53,082
Operating income(3)	$26,237	$33,368	$46,499	$45,258
Net income	$11,112	$18,112	$25,672	$25,384
Net income per share:
Basic	$0.39	$0.64	$0.70	$0.56
Diluted	$0.39	$0.63	$0.69	$0.55

(1)
Gross profit in the quarter ended December 31, 2009, includes annual planned maintenance outage costs of $6.0 million.

(2)
Gross profit in each of the 2009 quarters includes alternative fuel mixture tax credits of $5.4 million, $48.6 million, $53.5 million and $56.5 million, respectively. The tax credit expired on December 31, 2009.

(3)
Operating income in the quarter ended March 31, 2009, includes $17.4 million for the gain on the sale of the dunnage bag business.

KAPSTONE PAPER AND PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (In thousands):

		Additions
Year ended:	Balance at beginning of year	Charged to Expense	Other(1)	Deductions(2)	Balance at end of year
December 31, 2010	$1,217	$124	$(136)	$—	$1,205
December 31, 2009	$2,421	$594	$(102)	$(1,696)	$1,217
December 31, 2008	$—	$2,360	$61	$—	$2,421

(1)
2010 includes recoveries of amounts previously written off. 2009—reflects allowance associated with dunnage bag business which was sold. 2008—reflects allowance for doubtful accounts assumed as part of the CKD acquisition.

(2)
2009—customer accounts reserved in 2008 and deemed worthless in 2009 and written off.