Form 10-Q
period 2011-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2011-05-02
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period year ended March 31, 2011

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

There were 46,234,026 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 27, 2011, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,478	$67,358
Trade accounts receivable, less allowances of $1,171 in 2011 and $1,205 in 2010	73,868	66,640
Other receivables	2,741	2,780
Inventories	74,439	73,324
Refundable and prepaid income taxes	—	348
Prepaid expenses and other current assets	4,890	2,403
Deferred income taxes	8,261	9,394
Total current assets	186,677	222,247

Plant, property and equipment, net	459,675	466,019
Other assets	3,893	3,996
Intangible assets, net	21,759	22,654
Goodwill	54,511	4,811
Total assets	$726,515	$719,727

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,835	$18,835
Other current borrowings	1,656	—
Accounts payable	54,826	55,504
Accrued expenses	16,100	22,986
Accrued compensation costs	11,163	18,229
Accrued income taxes	377	—
Total current liabilities	102,957	115,554

Other liabilities:
Long-term debt, net of current portion	88,331	92,857
Pension and post-retirement benefits	6,098	6,454
Deferred income taxes	23,975	17,917
Other liabilities	69,187	68,311
Total other liabilities	187,591	185,539

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $0.0001 par value, 175,000,000 shares authorized; 46,114,300 shares issued and outstanding (40,000 treasury shares outstanding) at March 31, 2011 and 46,081,712 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2010	5	5
Additional paid-in capital	226,943	224,844
Retained earnings	209,218	194,087
Accumulated other comprehensive loss	(199)	(302)
Total stockholders’ equity	435,967	418,634

Total liabilities and stockholders’ equity	$726,515	$719,727

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$206,738	$176,499
Cost of sales, excluding depreciation and amortization	142,651	130,301
Freight and distribution expenses	17,829	16,070
Selling, general and administrative expenses	9,306	7,099
Depreciation and amortization	11,791	11,346
Other operating income	288	283
Operating income	25,449	11,966
Foreign exchange gain / (loss)	290	(366)
Interest income	—	9
Interest expense	1,097	1,637
Income before provision for income taxes	24,642	9,972
Provision for income taxes	9,511	3,581
Net income	$15,131	$6,391

Weighted-average number of shares outstanding:
Basic	46,093,852	45,483,393
Diluted	47,454,574	46,622,595
Net income per share:
Basic	$0.33	$0.14
Diluted	$0.32	$0.14

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$15,131	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,791	11,346
Stock based compensation expense	1,758	637
Excess tax benefit from stock based compensation	(66)	(28)
Amortization of debt issuance costs	410	776
Loss on disposal of fixed assets	126	153
Deferred income taxes	7,135	2,899
Changes in operating assets and liabilities:
Trade accounts receivable, net	(7,228)	(779)
Other receivables	39	5,990
Inventories	(1,115)	(8,338)
Refundable and prepaid income taxes	348	(4,279)
Prepaid expenses and other current assets	(2,487)	(4,170)
Other assets	(31)	(635)
Accounts payable	(678)	5,517
Accrued expenses and other	(6,056)	6,191
Accrued compensation costs	(7,066)	1,296
Accrued income taxes	443	28
Net cash provided by operating activities	12,454	22,995

Investing activities
KPB acquisition earn-out payment	(49,700)	—
CKD acquisition	—	638
Capital expenditures	(4,678)	(7,248)
Net cash used in investing activities	(54,378)	(6,610)

Financing activities
Proceeds from revolving credit facility	7,600	51,800
Repayments on revolving credit facility	(7,600)	(54,700)
Repayments of long-term debt	(4,709)	(14,141)
Proceeds from other current borrowings	2,273	2,564
Repayments on other current borrowings	(617)	(852)
Loan amendment costs	(244)	—
Proceeds from the exercises of stock options	178	327
Excess tax benefit from stock based compensation	66	28
Proceeds from issuance of shares to ESPP	97	—
Net cash used in financing activities	(2,956)	(14,974)

Net (decrease) / increase in cash and cash equivalents	(44,880)	1,411
Cash and cash equivalents-beginning of period	67,358	2,440
Cash and cash equivalents-end of period	$22,478	$3,851

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2.                                      Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations,” to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures.  This guidance is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. No business combinations occurred during the three months ended March 31, 2011. The implementation of this standard did not have a material impact on the consolidated financial statements.

3.                                      KPB Acquisition Earn-out Payment

On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company relating to the Company’s previous acquisition of the Kraft Papers Business (“KPB”). The Company paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount that the Company could have been required to pay had it settled the earn-out payment in April 2012 under the original contract terms.  The payment, representing additional acquisition consideration, was recorded as an addition to goodwill during the quarter ended March 31, 2011.  The Company amended its Senior Credit Agreement to allow for the early settlement of the earn-out and paid an amendment fee of $0.2 million.

4.                                      Alternative Fuel Mixture Tax Credit

The Company recognized $22.2 million of alternative fuel mixture tax credits in the quarter ended March 31, 2010 as a reduction of cost of goods sold. The tax credit expired on December 31, 2009.

5.                                      Planned Maintenance Outage

Cost of sales for the three months ended March 31, 2010 included approximately $6.5 million for the tri-annual planned maintenance outage for the Company’s South Carolina unbleached kraft paper facility.   There were no annual planned maintenance outages during the three months ended March 31, 2011.

6.                                      Inventories

Inventories consist of the following at March 31, 2011 and December 31, 2010, respectively:

	(Unaudited)
	March 31,	December 31,
	2011	2010
Raw materials	$18,505	$18,988
Work in process	559	967
Finished goods	33,988	33,056
Replacement parts and supplies	21,387	20,313
Inventories	$74,439	$73,324

7.                                      Debt and Other Borrowings

Effective January 1, 2011, the Company entered into a financing agreement of $2.3 million at an annual interest rate of 1.75 percent for its annual property insurance premiums. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2011.  As of March 31, 2011, $1.7 million was outstanding.

At March 31, 2011 the carrying amount and fair value of the Company’s debt was $107.2 million and $97.7 million, respectively.  At December 31, 2010 the carrying amount and fair value of the Company’s debt was $111.7 million and $95.2 million, respectively. The fair value of the Company’s long-term debt was estimated using an income approach based on current interest rates available to the Company for debt of similar terms and maturities. The debt was valued using Level 3 inputs in the fair value hierarchy which are significant unobservable inputs for similar assets and liabilities in active markets.

8.                                      Income Taxes

The Company’s U.S. federal statutory income tax rate is 35 percent for 2011 and 2010. The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 38.6 percent and 35.9 percent, respectively.  The effective tax rate increased in 2011 due to a lower expected benefit from the domestic manufacturing deduction.  The differences between the effective tax rate and the federal statutory tax rate for the quarters ended March 31, 2011 and 2010 are due to the impact of state tax net of the federal benefit and the domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of March 31, 2011 increased by $0.3 million to $68.0 million from December 31, 2010.  Unrecognized tax benefits of $68.0 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2009. The Company’s Federal income tax returns for 2007, 2008 and 2009 are currently under examination by the Internal Revenue Service.

9.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows ($000’s except for share and per share data):

	Three Months Ended March 31,
	2011	2010
Net income as reported	$15,131	$6,391
Weighted-average number of common shares for basic net income per share	46,093,852	45,483,393
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	927,451	357,040
Unvested restricted stock awards	433,271	565,315
Underwriter’s purchase option	—	216,847

Weighted-average number of shares for diluted net income per share	47,454,574	46,622,595

Net income per share — basic	$0.33	$0.14

Net income per share — diluted	$0.32	$0.14

Unexercised stock options totaling 0.3 million were outstanding during the three month period ended March 31, 2011, but were not included in the computation of diluted earnings per share because the options were antidilutive.

10.       Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three months ended March 31, 2011 and 2010 for the Pension Plan is as follows:

	Three Months Ended March 31,
	2011	2010

Service cost for benefits earned during the quarter	$844	$715
Interest cost on projected benefit obligations	203	141
Expected return on plan assets	(185)	(129)
Amortization of prior service cost	141	10
Net pension cost	$1,003	$737

KapStone funds its Pension Plan according to Internal Revenue Service funding requirements. Based on those limitations, KapStone funded $1.1 million for the three months ended March 31, 2011 and expects to fund an additional $3.4 million to the Pension Plan in 2011.

Defined Contribution Plans

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions, vest immediately for salaried, non-bargained hourly and certain union employees, and vest after three years for other union employees. For the three months ended March 31, 2011 and 2010, the Company recognized expense of $1.4 million and $1.0 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan (“Savings Plan”), which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100 percent after three years. For the three months ended March 31, 2011 and 2010, the Company recognized expense of $0.6 million and $0.5 million, respectively.

11.       Stock-Based Compensation

On March 3, 2011, the Compensation Committee of the board of directors approved stock awards to executive officers, certain employees and directors. The 2011 awards included 285,461 stock option grants and 114,199 restricted stock units.

The Company accounts for stock awards in accordance with ASC 718, Compensation — Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010

Stock option compensation expense	$951	$369
Restricted stock unit compensation expense	807	268
Total stock-based compensation expense	$1,758	$637

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010

Unrecognized stock option compensation cost	$2,869	$1,742
Unrecognized restricted stock compensation cost	2,577	1,557
Total stock-based compensation cost	$5,446	$3,299

As of March 31, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.0 years and 2.4 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon the retirement of a grantee of such stock options who has reached the age 65.  The stock options awarded in 2011 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($16.61 for the 2011 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in March 2011 was $7.65. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options.  The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

Three Months Ended
March 31, 2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	45.24%
Expected life (years)	5.94
Risk-free interest rate	2.47%
Expected dividend yield	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2011	2,420,476	$6.62	7.3	$21,004
Granted	285,461	16.61	9.9
Exercised	(25,907)	6.87
Forfeited	(10,090)	6.50
Outstanding at March 31, 2011	2,669,940	$7.69	7.4	$25,315
Exercisable at March 31, 2011	834,039	$6.69	5.0	$8,742

For the three months ended March 31, 2011, exercises of stock options totaled 25,907 shares with cash proceeds to the Company of $0.2 million.

Restricted Stock

Restricted stock units are restricted as to transferability until they vest three years from the grant date or upon the retirement of the grantee who has reached the age 65. These restricted stock units are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes restricted stock units amounts and activity:

		Weighted Average Grant
	Units	Price
Outstanding at January 1, 2011	577,673	$7.00
Granted	114,199	16.61
Vested	(2,201)	11.36
Forfeited	(3,792)	6.85
Outstanding at March 31, 2011	685,879	$8.59

12.       Contingencies

We are subject to various legal proceedings arising from our operations. We are party to two legal proceedings arising from an accident which occurred during our 2009 annual planned maintenance outage. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of this matter, based on our assessment of the facts and circumstances now known, we do not believe that this matter will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period. There have been no changes since December 31, 2010.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2010 and in our other Securities and Exchange Commission filings.  The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available.  In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update its statements as a result of new information, future events or otherwise.

The Company has one reportable segment. The Company manufactures and sells kraft paper, linerboard, saturating kraft (sold under the DuraSorb® brand name) and unbleached folding carton board (sold under the Kraftpak® brand name). These products are sold to domestic and export customers who convert into end market finished products.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2011

and the Three Months Ended March 31, 2010

	Three Months Ended March 31,		Increase/
(in thousands of U.S. dollars):	2011	2010	(Decrease)
Net sales	$206,738	$176,499	$30,239
Cost of sales, excluding depreciation and amortization	142,651	130,301	12,350
Freight and distribution expenses	17,829	16,070	1,759
Selling, general and administrative expenses	9,306	7,099	2,207
Depreciation and amortization	11,791	11,346	445
Other operating income	288	283	5
Operating income	25,449	11,966	13,483
Foreign exchange gain /(loss)	290	(366)	656
Interest income	—	9	(9)
Interest expense	1,097	1,637	(540)
Income before provision for income taxes	24,642	9,972	14,670
Provision for income taxes	9,511	3,581	5,930
Net income	$15,131	$6,391	$8,740

Net sales for the quarter ended March 31, 2011 were $206.7 million compared to $176.5 million for the first quarter of 2010, an increase of $30.2 million or 17.1 percent. The increase in net sales was driven by $25.5 million of higher average selling prices in the first quarter of 2011 compared to the first quarter of 2010, mainly due to full realization of price increases announced in 2010. Average selling price per ton for the quarter ended March 31, 2011 was $618 compared to $535 for the prior year’s quarter. Net sales also increased by $3.7 million due to higher unit sales and $1.3 million reflecting a more favorable product mix.  Exchange rates negatively impacted net sales by $0.3 million.

The following represents the Company’s tons of paper sold by product line:

	Three Months Ended March 31,		Increase/
Product Line (in tons):	2011	2010	(Decrease)%
Domestic linerboard	92,721	85,980	6,741	7.8
Export linerboard	74,215	79,807	(5,592)	(7.0)
Kraft paper	70,963	69,812	1,151	1.6
Durasorb®	60,939	59,689	1,250	2.1
Kraftpak ®	24,535	21,017	3,518	16.7
Tons of paper sold	323,373	316,305	7,068	2.2

Tons of paper sold for the quarter ended March 31, 2011 were 323,373 tons compared to 316,305 tons for the quarter ended March 31, 2010, an increase of 7,068 tons or 2.2 percent. The 16.7 percent increase in Kraftpak® sales volume reflects a combination of new customers and new product applications with existing customers.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2011 was $142.7 million compared to $130.3 million for the first quarter of 2010, an increase of $12.4 million, or 9.5 percent. The increase in cost of sales was mainly due to a $22.2 million decrease in alternative fuel mixture tax credits (which expired on December 31, 2009) and higher sales volume. Partially offsetting the increase in cost of sales was $6.5 million related to the 2010 Charleston mill planned maintenance outage and $2.5 million due to deflation on input costs.

Freight and distribution expenses for the quarter ended March 31, 2011 totaled $17.8 million compared to $16.1 million for the quarter ended March 31, 2010. The increase of $1.7 million was primarily due to $0.7 million due to inflation on fuel costs, $0.6 million for higher sales volume and $0.4 million as a result of a lower percentage of export linerboard shipments in which freight costs are paid by the customer.

Selling, general and administrative expenses for the quarter ended March 31, 2011 totaled $9.3 million compared to $7.1 million for the quarter ended March 31, 2010. The increase of $2.2 million reflects $1.0 million related to higher stock compensation expense as the 2011 stock award grants occurred in March compared to May in 2010, $0.4 million for management incentive expense and $0.3 million for sales incentive expense due to higher earnings in 2011, and $0.5 million for other changes. For the quarter ended March 31, 2011, selling, general and administrative expenses as a percentage of net sales increased to 4.5 percent from 4.0 percent in the quarter ended March 31, 2010.

Foreign exchange gains for the quarter ended March 31, 2011 were $0.3 million compared to a foreign exchange loss of $0.4 million for the quarter ended March 31, 2010. The change reflects the weakening of the U.S. dollar compared to the Euro in the quarter ended March 31, 2011.

Interest expense for the quarters ended March 31, 2011 and 2010 was $1.1 million and $1.6 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $0.5 million lower in the quarter ended March 31, 2011 primarily due to $0.3 million of lower amortization of debt issuance costs and $0.2 million due to lower term loan balances.

Provision for income taxes for the quarters ended March 31, 2011 and 2010 was $9.5 million and $3.6 million, respectively, reflecting an effective tax rate of 38.6 percent for the quarter ended March 31, 2011 compared to 35.9 percent for the similar period in 2010. The higher provision for income taxes in 2011 primarily reflects a $14.7 million increase in pre-tax income and a higher effective tax rate.  The effective tax rate increased in 2011 due to a lower expected benefit from the domestic manufacturing deduction.

Liquidity and Capital Resources

KPB Acquisition Earn-Out Payment

On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company (“IP”) relating to the Company’s previous acquisition of the Kraft Papers Business. The Company paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount that the Company could have been required to pay had it settled the earn-out payment in April 2012 under the original contract terms.  The payment, representing additional acquisition consideration, was recorded as an addition to goodwill during the quarter ended March 31, 2011.  The Company has fully settled its contingent earn-out liability with IP and this payment will not recur in the future.

Senior Credit Agreement

The Company’s Senior Credit Agreement provides for an aggregate of up to $515 million consisting of a $390 million term A loan facility, a $25 million term B loan facility and a $100 million revolving credit facility, including a letter of credit subfacility (collectively, the “Senior Credit Facilities”).  The Senior Credit Facilities are guaranteed by KapStone Kraft and our other domestic subsidiaries and are secured by substantially all of our assets, the capital stock of our guarantor subsidiaries and up to 66% of the capital stock of our foreign subsidiaries.

Debt Covenants

At March 31, 2011, the Company was in compliance with all applicable covenants in the Senior Credit Agreement.

Other Borrowings

For the quarter ended March 31, 2011, the Company borrowed and repaid $7.6 million from its revolving credit facility. The Company utilizes its revolving credit facility for general business purposes.

Effective January 1, 2011, the Company entered into a financing agreement of $2.3 million at an annual interest rate of 1.75 percent for the Company’s annual property insurance premium. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2011.  As of March 31, 2011, $1.7 million was outstanding.

Income taxes

The Company has recorded a $68.0 million tax contingency reserve at March 31, 2011 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits (“AFMTC”). The Company has taken the position that the AFMTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has not issued guidance concerning the taxability of the AFMTC.

Sources and Uses of Cash

Three months ended March 31 ($000’s)	2011	2010
Operating activities	$12,454	$22,995
Investing activities	(54,378)	(6,610)
Financing activities	(2,956)	(14,974)

Cash and cash equivalents decreased by $44.9 million from December 31, 2010, reflecting $12.5 million of net cash provided by operating activities, $54.4 million of net cash used in investing activities and $3.0 million of net cash used in financing activities.

Net cash provided by operating activities was $12.5 million primarily due to net income for the quarter of $15.1 million and $21.2 million of non-cash charges. Changes in operating assets and liabilities required $23.8 million of cash. Net cash provided by operating activities decreased by $10.5 million in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 due to a $12.2 million decrease of accrued expenses and an $8.4 million decrease of accrued compensation costs partially offset by $8.7 million of increased net income. The decrease in accrued expenses is due to $6.4 million of property tax payments made in the first quarter of 2011. The decrease in accrued compensation costs is due to $9.7 million of incentive compensation paid in the first quarter of 2011. No incentive compensation payment was made in 2010.

Net cash used in investing activities was $54.4 million reflecting a $49.7 million contingent earn-out payment made to International Paper and $4.7 million of capital expenditures. For the quarter ended March 31, 2011, capital expenditures were mainly spent on equipment upgrades and replacements at the paper mills.  Net cash used in investing activities increased by $47.8 million in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 mainly due to the $49.7 million contingent earn-out payment.

Net cash used in financing activities was $3.0 million and reflects $4.7 million of net term loan repayments partially offset by $1.7 million of net other borrowings and $0.2 million of proceeds from exercises of stock options. Net cash used in financing activities decreased by $12.0 million in the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 due to a lower amount of debt repayments in the first quarter of 2011.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility, which has a current availability of $88.4 million, will be sufficient to meet the anticipated 2011 cash needs. The Company expects to spend approximately $34.0 to $36.0 million on capital expenditures for the balance of 2011. In addition, the Company has $14.1 million of required long-term debt repayments for the balance of 2011 and expects to fund an additional $3.4 million to its pension plan.

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

Under KapStone Kraft’s Senior Credit Facilities, we have two term loans totaling $110.2 million outstanding at March 31, 2011.  The maturity date is June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 2.0 to 1.0.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $1.0 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2011.  No such contracts were outstanding at March 31, 2011.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2010.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2010.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

Removed and Reserved

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

10.1	Amendment to Purchase Agreement dated as of January 4, 2011 by and among Kapstone Kraft Paper Corporation, Kapstone Paper and Packaging Corporation and International Paper Company.(1)

10.2	Third Amendment to Credit Agreement dated as of January 3, 2011 by and among Kapstone Kraft Paper Corporation, Kapstone Paper and Packaging Corporation and Bank of America N.A.(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2011.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

May 2, 2011	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)