Form 10-Q
period 2011-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2011-08-03
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

There were 46,322,812 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of July 26, 2011, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,822	$67,358
Trade accounts receivable, less allowances of $56 in 2011 and $1,205 in 2010	81,402	66,640
Other receivables	3,027	2,780
Inventories	75,484	73,324
Prepaid income taxes	—	348
Prepaid expenses and other current assets	3,426	2,403
Deferred income taxes	6,907	9,394
Total current assets	220,068	222,247

Plant, property and equipment, net	455,970	466,019
Other assets	3,984	3,996
Intangible assets, net	20,865	22,654
Goodwill	54,511	4,811
Total assets	$755,398	$719,727

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,835	$18,835
Other current borrowings	1,038	—
Accounts payable	52,413	55,504
Accrued expenses	18,857	22,986
Accrued compensation costs	15,941	18,229
Accrued income taxes	2,372	—
Total current liabilities	109,456	115,554

Other liabilities:
Long-term debt, net of current portion	84,030	92,857
Pension and post-retirement benefits	6,235	6,454
Deferred income taxes	29,833	17,917
Other liabilities	70,587	68,311
Total other liabilities	190,685	185,539

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $0.0001 par value, 175,000,000 shares authorized; 46,316,769 shares issued and outstanding (40,000 treasury shares outstanding) at June 30, 2011 and 46,081,712 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2010	5	5
Additional paid-in capital	227,974	224,844
Retained earnings	227,377	194,087
Accumulated other comprehensive loss	(99)	(302)
Total stockholders’ equity	455,257	418,634

Total liabilities and stockholders’ equity	$755,398	$719,727

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$214,786	$199,119	$421,524	$375,618
Cost of sales, excluding depreciation and amortization	143,143	146,684	285,794	276,985
Freight and distribution expenses	19,681	20,048	37,510	36,118
Selling, general and administrative expenses	8,866	8,942	18,172	16,041
Depreciation and amortization	12,778	11,149	24,569	22,495
Other operating income	290	227	578	510
Operating income	30,608	12,523	56,057	24,489
Foreign exchange gain/(loss)	45	(532)	335	(898)
Interest income	9	9	9	18
Interest expense	1,086	1,301	2,183	2,938
Income before provision for income taxes	29,576	10,699	54,218	20,671
Provision for income taxes	11,417	3,606	20,928	7,187

Net income	$18,159	$7,093	$33,290	$13,484

Weighted-average number of shares outstanding:
Basic	46,250,362	45,917,254	46,172,108	45,700,323
Diluted	47,416,400	47,004,892	47,435,487	46,813,744
Net income per share:
Basic	$0.39	$0.15	$0.72	$0.30
Diluted	$0.38	$0.15	$0.70	$0.29

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$33,290	$13,484
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,569	22,495
Stock-based compensation expense	2,521	2,157
Excess tax benefits from stock-based compensation	(758)	(388)
Amortization of debt issuance costs	848	1,259
Loss on disposal of fixed assets	182	460
Deferred income taxes	14,291	6,655
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,762)	(11,688)
Other receivables	(247)	13,240
Inventories	(2,160)	(8,667)
Prepaid income taxes	348	8,395
Prepaid expenses and other current assets	(1,023)	(3,127)
Other assets	(253)	(199)
Accounts payable	(3,091)	5,270
Accrued expenses and other	(1,505)	3,033
Accrued compensation costs	(2,288)	5,229
Accrued income taxes	3,130	388
Net cash provided by operating activities	53,092	57,996

Investing activities
KPB acquisition earn-out payment	(49,700)	—
CKD acquisition	—	638
Capital expenditures	(12,914)	(15,504)
Net cash used in investing activities	(62,614)	(14,866)

Financing activities
Proceeds from revolving credit facility	7,600	76,700
Repayments on revolving credit facility	(7,600)	(84,100)
Repayments of long-term debt	(9,418)	(17,986)
Proceeds from other current borrowings	2,273	2,564
Repayments on other current borrowings	(1,235)	(1,279)
Loan amendment costs	(244)	—
Proceeds from the exercises of stock options	621	544
Excess tax benefits from stock-based compensation	758	388
Payment of withholding taxes on vested restricted stock awards	(866)	(624)
Proceeds from issuance of shares to ESPP	97	—
Other	—	111
Net cash used in financing activities	(8,014)	(23,682)

Net increase (decrease) in cash and cash equivalents	(17,536)	19,448
Cash and cash equivalents-beginning of period	67,358	2,440
Cash and cash equivalents-end of period	$49,822	$21,888

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                        Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2.                        Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income presentation guidance.  The new guidance requires an entity to present comprehensive income in either a single continuous statement containing both net income and other comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for annual and interim reporting periods beginning after December 15, 2011 and should be applied retrospectively. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement”. The amended guidance clarifies the application of existing fair value measurement requirements and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations,” to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures.  This guidance is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. No business combinations occurred during the six months ended June 30, 2011. The implementation of this standard did not have a material impact on the consolidated financial statements.

3.                        KPB Acquisition Earn-out Payment

On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company relating to the Company’s 2007 acquisition of the Kraft Papers Business (“KPB”). The Company paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount that the Company could have been required to pay had it settled the earn-out payment in April 2012 under the original contract terms.  The payment, representing additional acquisition consideration, was recorded as an addition to goodwill during the quarter ended March 31, 2011.  The Company amended its Senior Credit Agreement to allow for the early settlement of the earn-out and paid an amendment fee of $0.2 million.

4.                        Alternative Fuel Mixture Tax Credit

The Company recognized $22.2 million of alternative fuel mixture tax credits in the six months ended June 30, 2010 as a reduction of cost of goods sold. The tax credit expired on December 31, 2009.

5.                        Planned Maintenance Outage

Cost of sales for the six months ended June 30, 2010 included approximately $6.8 million for the tri-annual planned maintenance outage for the Company’s South Carolina unbleached kraft paper facility.   There were no annual planned maintenance outages during the six months ended June 30, 2011.

6.                        Inventories

Inventories consist of the following at June 30, 2011 and December 31, 2010, respectively:

	(Unaudited)
	June 30,	December 31,
	2011	2010
Raw materials	$19,448	$18,988
Work in process	806	967
Finished goods	33,240	33,056
Replacement parts and supplies	21,990	20,313
Inventories	$75,484	$73,324

7.                        Debt and Other Borrowings

Effective January 1, 2011, the Company entered into a financing agreement of $2.3 million at an annual interest rate of 1.75 percent for its annual property insurance premiums. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2011.  As of June 30, 2011, $1.0 million was outstanding.

At June 30, 2011 the carrying amount and fair value of the Company’s debt was $102.9 million and $94.7 million, respectively.  At December 31, 2010 the carrying amount and fair value of the Company’s debt was $111.7 million and $95.2 million, respectively. The fair value of the Company’s long-term debt was estimated using an income approach based on current interest rates available to the Company for debt of similar terms and maturities. The debt was valued using Level 3 inputs in the fair value hierarchy which are significant unobservable inputs.

8.                        Income Taxes

The Company’s U.S. federal statutory income tax rate is 35 percent for 2011 and 2010. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 38.6 percent and 34.8 percent, respectively.  The effective tax rate increased in 2011 due to a lower expected benefit from the domestic manufacturing deduction. The 2010 effective tax rate also included a benefit related to a refundable tax credit from the inorganic content of black liquor burned in 2009.

The differences between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2011 were due to the impact of state tax net of the federal tax benefit and the benefit from the domestic manufacturing deduction. The differences between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2010 were due to the impact of state tax net of the federal tax benefit, the benefit related to a refundable tax credit from the inorganic content of the black liquor burned in 2009 and the benefit from the domestic manufacturing deduction.

Gross unrecognized tax benefits, including interest, as of June 30, 2011 increased by $0.6 million to $68.3 million from December 31, 2010.  Unrecognized tax benefits of $68.3 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2009. The Internal Revenue Service’s audit of the Company’s income tax returns for 2007, 2008 and 2009 is ongoing.

9.                        Net Income Per Share

Basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$18,159	$7,093	$33,290	$13,484
Weighted-average number of common shares for basic net income per share	46,250,362	45,917,254	46,172,108	45,700,323
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	889,370	727,812	908,410	646,564
Unvested restricted stock awards	276,668	359,826	354,969	358,434
Underwriter’s purchase option	—	—	—	108,423
Weighted-average number of shares for diluted net income per share	47,416,400	47,004,892	47,435,487	46,813,744

Net income per share — basic	$0.39	$0.15	$0.72	$0.30

Net income per share — diluted	$0.38	$0.15	$0.70	$0.29

Unexercised stock options totaling 0.3 million were outstanding during the three and six months ended June 30, 2011, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

10.                 Pension Plan and Post Retirement Benefits

Defined Benefit Pension Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (the “Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and six months ended June 30, 2011 and 2010 for the Pension Plan, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost for benefits earned during the period	$844	$715	$1,688	$1,430
Interest cost on projected benefit obligation	203	141	406	282
Expected return on plan assets	(185)	(129)	(370)	(257)
Amortization of prior service cost	141	10	282	20
Net pension cost	$1,003	$737	$2,006	$1,475

KapStone funds the Pension Plan according to IRS funding requirements. Based on those limitations, KapStone funded $1.8 million for the six months ended June 30, 2011 and expects to fund an additional $1.3 million to the Pension Plan in 2011.

Defined Contribution Plans

The KapStone Defined Contribution Plan (the “Contribution Plan”) covers all eligible employees. The amount of the Company’s monthly contributions to the Contribution Plan are based on the matching of employee contributions, vest immediately for salaried, non-bargained hourly and certain union employees, and vest after three years for other union employees. For the three months ended June 30, 2011 and 2010, the Company recognized expense of $1.0 million and $0.9 million, respectively, for matching contributions. For the six months ended June 30, 2011 and 2010, the Company recognized expense of $2.4 million and $1.9 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan, which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100 percent after three years. For the three months ended June 30, 2011 and 2010, the Company recognized expense of $0.6 million and $0.5 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recognized expense of $1.2 million and $1.0 million, respectively.

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

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Stock option compensation expense	$448	$835	$1,399	$1,204
Restricted stock unit compensation expense	315	685	1,122	953
Total stock-based compensation expense	$763	$1,520	$2,521	$2,157

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010

Unrecognized stock option compensation cost	$2,443	$1,742
Unrecognized restricted stock compensation cost	2,281	1,557
Total stock-based compensation cost	$4,724	$3,299

As of June 30, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.8 years and 2.2 years, respectively.

Stock Options

Stock option awards vest as follows: 50% on the second anniversary of the grant date and the remaining 50% on the third anniversary of the grant date or upon the retirement of a grantee of such stock options who has reached the age 65.  Stock options awarded in 2011 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($16.61 for the 2011 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in March 2011 was $7.65. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the “simplified method”, defined in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options.  The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

Six Months Ended June 30, 2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	45.24%
Expected life (years)	5.94
Risk-free interest rate	2.47%
Expected dividend yield	—%

The following table summarizes stock options amounts and activity:

		Weighted Average	Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2011	2,420,476	$6.62	7.3	$21,004
Granted	285,461	16.61	9.7
Exercised	(107,920)	5.76
Forfeited	(10,090)	6.50
Outstanding at June 30, 2011	2,587,927	$7.76	7.1	$22,805
Exercisable at June 30, 2011	1,446,883	$6.01	5.9	$15,284

For the three and six months ended June 30, 2011, exercises of employee stock options totaled 82,013 shares and 107,920 shares, respectively, with cash proceeds to the Company of $0.4 million and $0.6 million, respectively.

Restricted Stock

Restricted stock units are restricted as to transferability until they vest three years from the grant date or upon the retirement of the grantee who has reached the age 65. These restricted stock units are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their award, or upon the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes restricted stock units amounts and activity:

		Weighted Average Grant
	Units	Price
Outstanding at January 1, 2011	577,673	$7.00
Granted	114,199	16.61
Vested	(175,775)	6.96
Forfeited	(3,792)	6.85
Outstanding at June 30, 2011	512,305	$9.16

12.                 Contingencies

We are party to two legal claims arising from an accident which occurred during our 2009 annual planned maintenance outage.  While it is not possible to predict the outcome of this matter, based on our assessment of the facts and circumstances now known, we do not believe that this matter will have a material adverse effect on our financial position. The Company maintains insurance that may limit its financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance.  However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

We are subject to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made.  Based on our assessment of the facts and circumstances now known, we do not believe that these matters will have a material adverse effect on our financial position.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2011 and the Three Months Ended June 30, 2010

	Three Months Ended June 30,		Increase/
(in thousands of U.S. dollars):	2011	2010	(Decrease)
Net sales	$214,786	$199,119	$15,667
Cost of sales, excluding depreciation and amortization	143,143	146,684	(3,541)
Freight and distribution expenses	19,681	20,048	(367)
Selling, general and administrative expenses	8,866	8,942	(76)
Depreciation and amortization	12,778	11,149	1,629
Other operating income	290	227	63
Operating income	30,608	12,523	18,085
Foreign exchange gain/(loss)	45	(532)	577
Interest income	9	9	—
Interest expense	1,086	1,301	(215)
Income before provision for income taxes	29,576	10,699	18,877
Provision for income taxes	11,417	3,606	7,811
Net income	$18,159	$7,093	$11,066

Net sales for the quarter ended June 30, 2011 were $214.8 million compared to $199.1 million for the second quarter of 2010, an increase of $15.7 million or 7.9 percent. The increase in net sales was driven by $15.8 million of higher average selling prices in the second quarter of 2011 compared to the second quarter of 2010, mainly due to full realization of price increases announced in 2010 and partial realization of price increases announced in 2011. Average selling price per ton for the quarter ended June 30, 2011 was $633 compared to $585 for the prior year’s second quarter. Net sales also increased by $2.0 million due to higher unit sales partially offset by $1.9 million of a less favorable product mix and $2.1 million of lower lumber sales. Exchange rates positively impacted net sales by $1.9 million.

The following represents the Company’s tons of paper sold by product line:

	Three Months Ended June 30,		Increase/
Product Line (in tons):	2011	2010	(Decrease)%
Domestic linerboard	106,376	100,641	5,735	5.7
Export linerboard	57,388	50,284	7,104	14.1
Kraft paper	70,414	72,825	(2,411)	(3.3)
DuraSorb®	68,680	75,629	(6,949)	(9.2)
Kraftpak ®	26,223	26,278	(55)	(0.2)
Tons of paper sold	329,081	325,657	3,424	1.1

Tons of paper sold for the quarter ended June 30, 2011 were 329,081 tons compared to 325,657 tons for the quarter ended June 30, 2010, an increase of 3,424 tons or 1.1 percent. Export linerboard sales volume increased by 14.1 percent reflecting higher demand in Europe. DuraSorb® sales volume declined 9.2 percent due to lower demand in Asia.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2011 was $143.1 million compared to $146.7 million for the second quarter of 2010, a decrease of $3.6 million, or 2.4 percent. The decrease in cost of sales was mainly due to $4.4 million from productivity gains partially offset by $0.9 million of higher sales volume.

Freight and distribution expenses for the quarter ended June 30, 2011 totaled $19.7 million compared to $20.0 million for the quarter ended June 30, 2010. The decrease of $0.3 million was primarily due to $0.9 million of lower warehousing costs and $0.3 million as a result of a higher percentage of export linerboard shipments in which freight costs are paid by the customer.  Partially offsetting the decrease in freight and distribution expenses was $0.5 million due to inflation on fuel costs and $0.4 million of higher sales volume and other cost increases.

Selling, general and administrative expenses for each of the quarters ended June 30, 2011 and June 30, 2010 totaled $8.9 million. Selling, general and administrative expenses for the second quarter of 2011 included $1.1 million of lower stock compensation expense as the 2010 stock award grants occurred in May compared to March in 2011 offset by $0.5 million of due diligence expenses and higher compensation and benefit cost expenses. For the quarter ended June 30, 2011, selling, general and administrative expenses as a percentage of net sales decreased to 4.1 percent from 4.5 percent in the quarter ended June 30, 2010.

Depreciation and amortization expenses for the quarter ended June 30, 2011 totaled $12.8 million compared to $11.1 million for the quarter ended June 30, 2010. The increase of $1.7 million was primarily due to $38.3 million of capital spending in 2010 and $0.7 million of accelerated depreciation.

Foreign exchange gains for the quarter ended June 30, 2011 were negligible compared to a foreign exchange loss of $0.5 million for the quarter ended June 30, 2010. The change reflects the weakening of the U.S. dollar compared to the Euro in the quarter ended June 30, 2011.

Interest expense for the quarters ended June 30, 2011 and 2010 was $1.1 million and $1.3 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $0.2 million lower in the quarter ended June 30, 2011 primarily due to lower term loan balances.

Provision for income taxes for the quarters ended June 30, 2011 and 2010 was $11.4 million and $3.6 million, respectively, reflecting an effective tax rate of 38.6 percent for the quarter ended June 30, 2011 compared to 33.7 percent for the similar period in 2010. The higher provision for income taxes in the second quarter of 2011 primarily reflects an $18.9 million increase in pre-tax income and a higher effective tax rate.  The effective tax rate increased in 2011 due to a lower expected benefit from the domestic manufacturing deduction. The 2010 effective tax rate also included a benefit related to a refundable tax credit from the inorganic content of black liquor.

Comparison of Results of Operations for the Six Months Ended June 30, 2011 and the Six Months Ended June 30, 2010

	Six Months Ended June 30,		Increase/
(in thousands of U.S. dollars):	2011	2010	(Decrease)
Net sales	$421,524	$375,618	$45,906
Cost of sales, excluding depreciation and amortization	285,794	276,985	8,809
Freight and distribution expenses	37,510	36,118	1,392
Selling, general and administrative expenses	18,172	16,041	2,131
Depreciation and amortization	24,569	22,495	2,074
Other operating income	578	510	68
Operating income	56,057	24,489	31,568
Foreign exchange gain/(loss)	335	(898)	1,233
Interest income	9	18	(9)
Interest expense	2,183	2,938	(755)
Income before provision for income taxes	54,218	20,671	33,547
Provision for income taxes	20,928	7,187	13,741
Net income	$33,290	$13,484	$19,806

Net sales for the six months ended June 30, 2011 were $421.5 million compared to $375.6 million for the first six months of 2010, an increase of $45.9 million or 12.2 percent. The increase in net sales was driven by $41.3 million of higher average selling prices in the first six months of 2011 compared to the first six months of 2010, mainly due to full realization of price increases announced in 2010 and partial realization of price increases announced in 2011. Average selling price per ton for the first six months of 2011 was $626 compared to $560 for the first six months of 2010. Net sales also increased by $6.0 million due to higher unit sales partially offset by $0.6 million of a less favorable product mix and $2.4 million of lower lumber sales. Exchange rates positively impacted net sales by $1.6 million.

The following represents the Company’s tons of paper sold by product line:

	Six Months Ended June 30,		Increase/
Product Line (in tons):	2011	2010	(Decrease)%
Domestic linerboard	200,896	186,621	14,275	7.6
Export linerboard	130,977	130,092	885	0.7
Kraft paper	141,378	142,636	(1,258)	(0.9)
DuraSorb®	128,446	135,318	(6,872)	(5.1)
Kraftpak ®	50,757	47,295	3,462	7.3
Tons of paper sold	652,454	641,962	10,492	1.6

Tons of paper sold for the first six months of 2011 was 652,454 tons compared to 641,962 tons for the first six months of 2010, an increase of 10,492 tons or 1.6 percent. Domestic linerboard sales volume increased by 7.6 percent reflecting higher demand for lightweight grades. The 7.3 percent increase in Kraftpak® sales volume reflects a combination of new customers and new product applications with existing customers. DuraSorb® sales volume declined 5.1 percent due to lower demand in Asia.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2011 was $285.8 million compared to $277.0 million for the first six months of 2010, an increase of $8.8 million, or 3.2 percent. The increase in cost of sales was mainly due to a $22.2 million decrease in alternative fuel mixture tax credits (which expired on December 31, 2009) and $1.5 million of higher sales volume. Partially offsetting the increase in cost of sales was $6.8 million related to the 2010 Charleston mill planned maintenance outage, $5.7 million from productivity gains and $2.2 million due to deflation on input costs.

Freight and distribution expenses for the six months ended June 30, 2011 totaled $37.5 million compared to $36.1 million for the six months ended June 30, 2010. The increase of $1.4 million was primarily due to $1.2 million of inflation on fuel costs and $1.1 million of higher sales volume and mix changes partially offset by $0.9 million of lower warehousing costs.

Selling, general and administrative expenses for the six months ended June 30, 2011 totaled $18.2 million compared to $16.0 million for the six months ended June 30, 2010. The increase of $2.2 million reflects $0.6 million of higher compensation and benefit cost expenses, $0.6 million of due diligence expenses and $1.0 million of other cost increases. For the six months ended June 30, 2011 and June 30, 2010, selling, general and administrative expenses as a percentage of net sales was 4.3 percent.

Depreciation and amortization expenses for the six months ended June 30, 2011 totaled $24.6 million compared to $22.5 million for the six months ended June 30, 2010. The increase of $2.1 million was primarily due to $38.3 million of capital spending in 2010 and $0.7 million of accelerated depreciation.

Foreign exchange gains for the six months ended June 30, 2011 were $0.3 million compared to a foreign exchange loss of $0.9 million for the six months ended June 30, 2010. The change reflects the weakening of the U.S. dollar compared to the Euro in the first six months of 2011.

Interest expense for the six months ended June 30, 2011 and 2010 was $2.2 million and $2.9 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $0.7 million lower in the first six months of 2011 primarily due to $0.4 million of lower amortization of debt issuance costs and $0.3 million due to lower term loan balances.

Provision for income taxes for the six months ended June 30, 2011 and 2010 was $20.9 million and $7.2 million, respectively, reflecting an effective tax rate of 38.6 percent for the six months ended June 30, 2011 compared to 34.8 percent for the similar period in 2010. The higher provision for income taxes in the first half of 2011 primarily reflects a $33.5 million increase in pre-tax income and a higher effective tax rate.  The effective tax rate increased in 2011 due to a lower expected benefit from the domestic manufacturing deduction. The 2010 effective tax rate also included a benefit related to the refundable tax credit from the inorganic content of black liquor.

Liquidity and Capital Resources

KPB Acquisition Earn-Out Payment

On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company (“IP”) relating to the Company’s previous acquisition of the Kraft Papers Business. The Company paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount that the Company could have been required to pay had it settled the earn-out payment in April 2012 under the original contract terms.  The payment, representing additional acquisition consideration, was recorded as an addition to goodwill during the six months ended June 30, 2011.  The Company has fully settled its contingent earn-out liability with IP and this payment will not recur in the future.

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

For the six months ended June 30, 2011, the Company borrowed and repaid $7.6 million from its revolving credit facility. The Company utilizes its revolving credit facility for general business purposes.

Debt Covenants

At June 30, 2011, the Company was in compliance with all applicable covenants in the Senior Credit Agreement.

Other Borrowings

Effective January 1, 2011, the Company entered into a financing agreement of $2.3 million at an annual interest rate of 1.75 percent for the Company’s annual property insurance premium. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2011.  As of June 30, 2011, $1.0 million was outstanding.

Income taxes

The Company has recorded a $68.3 million tax contingency reserve at June 30, 2011 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits (“AFMTC”). The Company has taken the position that the AFMTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has not issued guidance concerning the taxability of the AFMTC.

The Company does not expect to pay federal cash taxes during 2011.

Sources and Uses of Cash

Six months ended June 30 ($000’s)	2011	2010
Operating activities	$53,092	$57,996
Investing activities	(62,614)	(14,866)
Financing activities	(8,014)	(23,682)

Cash and cash equivalents decreased by $17.5 million from December 31, 2010, reflecting $53.1 million of net cash provided by operating activities, $62.6 million of net cash used in investing activities and $8.0 million of net cash used in financing activities.

Net cash provided by operating activities was $53.1 million primarily due to net income of $33.3 million for the first six months of 2011 and $41.7 million of non-cash charges. Changes in operating assets and liabilities used $21.9 million of cash. Net cash provided by operating activities decreased by $4.9 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to a $33.7 million decrease in operating assets and liabilities partially offset by $19.8 million of increased net income and $9.0 million of higher non-cash charges.  The $33.7 million decrease of operating assets and liabilities was mainly due to $13.2 million of tax refunds received in June 2010, $13.1 million of AFMTC payments received in the first six months of 2010 and $9.7 million of incentive compensation paid in 2011. Non-cash charges increased by $9.0 million primarily due to $7.6 million of higher deferred income taxes.

Net cash used in investing activities was $62.6 million reflecting a $49.7 million contingent earn-out payment made to IP and $12.9 million of capital expenditures. For the six months ended June 30, 2011, capital expenditures were mainly spent on equipment upgrades and replacements at the paper mills.  Net cash used in investing activities increased by $47.7 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 mainly due to the $49.7 million contingent earn-out payment.

Net cash used in financing activities was $8.0 million and reflects $9.4 million of net term loan repayments partially offset by $1.0 million of net other borrowings and $0.6 million of proceeds from exercises of stock options. Net cash used in financing activities decreased by $15.7 million in the six months ended June

30, 2011 compared to the six months ended June 30, 2010 due to a lower amount of debt repayments in the first six months of 2011.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility, which has a current availability of $88.6 million, will be sufficient to meet anticipated 2011 cash needs. The Company expects to spend approximately $28.0 million on capital expenditures for the balance of 2011. In addition, the Company has $9.4 million of required long-term debt repayments for the balance of 2011 and expects to fund an additional $1.3 million to its pension plan in 2011.

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

Under KapStone Kraft’s Senior Credit Facilities, we have two term loans totaling $105.5 million outstanding at June 30, 2011.  The maturity date is June 12, 2013 with respect to the term A loan facility and the revolving credit facility, and June 12, 2015 with respect to the term B loan facility, provided that the maturity date will not be so accelerated if, among other things, the total leverage ratio as of the end of the then most recent fiscal quarter, is less than 2.0 to 1.0.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the six months ended June 30, 2011.  No such contracts were outstanding at June 30, 2011.

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

Removed and Reserved

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

August 3, 2011	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)