Form 10-Q
period 2011-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2011-11-02
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 46,403,877 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding as of October 26, 2011, excluding 40,000 shares held as treasury shares.

KapStone Paper and Packaging Corporation Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,342	$67,358
Trade accounts receivable, less allowances of $56 in 2011 and $1,205 in 2010	78,676	66,640
Other receivables	4,112	2,780
Inventories	77,824	73,324
Prepaid income taxes	—	348
Prepaid expenses and other current assets	3,391	2,403
Deferred income taxes	2,377	9,394
Total current assets	233,722	222,247

Plant, property and equipment, net	457,813	466,019
Restricted cash	15,000	—
Other assets	2,142	3,996
Intangible assets, net	19,970	22,654
Goodwill	54,511	4,811
Total assets	$783,158	$719,727

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$18,835	$18,835
Other current borrowings	623	—
Accounts payable	57,149	55,504
Accrued expenses	21,610	22,986
Accrued compensation costs	19,280	18,229
Accrued income taxes	1,525	—
Total current liabilities	119,022	115,554

Other liabilities:
Long-term debt, net of current portion	78,924	92,857
Pension and post-retirement benefits	6,415	6,454
Deferred income taxes	41,283	17,917
Other liabilities	64,125	68,311
Total other liabilities	190,747	185,539

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $0.0001 par value, 175,000,000 shares authorized; 46,403,877 shares issued and outstanding (40,000 treasury shares outstanding) at September 30, 2011 and 46,081,712 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2010	5	5
Additional paid-in capital	229,508	224,844
Retained earnings	243,872	194,087
Accumulated other comprehensive income/(loss)	4	(302)
Total stockholders’ equity	473,389	418,634

Total liabilities and stockholders’ equity	$783,158	$719,727

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$215,842	$207,493	$637,366	$583,111
Cost of sales, excluding depreciation and amortization	146,038	142,212	431,832	419,197
Depreciation and amortization	11,960	11,129	36,529	33,624
Freight and distribution expenses	19,319	20,161	56,829	56,279
Selling, general and administrative expenses	8,720	7,631	26,892	23,672
Other operating income	292	250	870	760
Operating income	30,097	26,610	86,154	51,099
Foreign exchange gain/(loss)	(456)	301	(121)	(597)
Interest expense, net	1,036	1,310	3,210	4,230
Income before provision (benefit) for income taxes	28,605	25,601	82,823	46,272
Provision (benefit) for income taxes	12,110	(12,765)	33,038	(5,578)

Net income	$16,495	$38,366	$49,785	$51,850

Weighted-average number of shares outstanding:
Basic	46,379,537	45,984,422	46,241,251	45,795,023
Diluted	47,494,425	47,049,913	47,455,133	46,892,468
Net income per share:
Basic	$0.36	$0.83	$1.08	$1.13
Diluted	$0.35	$0.82	$1.05	$1.11

See notes to consolidated financial statements

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$49,785	$51,850
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,529	33,624
Stock-based compensation expense	3,226	2,833
Excess tax benefits from stock-based compensation	(1,181)	(447)
Amortization of debt issuance costs	1,266	1,797
Loss on disposal of fixed assets	623	628
Deferred income taxes	30,215	(18,730)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(12,036)	(14,017)
Other receivables	(1,332)	13,594
Inventories	(4,500)	(10,459)
Prepaid income taxes	348	12,777
Prepaid expenses and other current assets	(988)	(2,207)
Other assets	(349)	(624)
Accounts payable	1,645	(181)
Accrued expenses and other	(2,965)	11,806
Accrued compensation costs	1,051	8,445
Accrued income taxes	2,707	447
Net cash provided by operating activities	104,044	91,136

Investing activities
KPB acquisition earn-out payment	(49,700)	—
CKD acquisition	—	638
Restricted cash	(15,000)	2,500
Capital expenditures	(26,262)	(23,829)
Net cash used in investing activities	(90,962)	(20,691)

Financing activities
Proceeds from revolving credit facility	7,600	76,700
Repayments on revolving credit facility	(7,600)	(84,100)
Repayments of long-term debt	(14,127)	(25,293)
Proceeds from other current borrowings	2,273	2,564
Repayments on other current borrowings	(1,650)	(1,920)
Loan amendment costs	(244)	—
Debt issuance costs for new credit agreement	(788)	—
Proceeds from the exercises of stock options	1,017	777
Excess tax benefits from stock-based compensation	1,181	447
Payment of withholding taxes on vested restricted stock awards	(952)	(624)
Proceeds from issuance of shares to ESPP	192	70
Other	—	111
Net cash used in financing activities	(13,098)	(31,268)

Net (decrease) increase in cash and cash equivalents	(16)	39,177
Cash and cash equivalents-beginning of period	67,358	2,440
Cash and cash equivalents-end of period	$67,342	$41,617

See notes to consolidated financial statements

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.              Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

2.              Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends current goodwill impairment testing guidance.  The new guidance allows an entity to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to perform the quantitative test if it determines that it is more likely than not that its fair value exceeds its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 2011 and early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements and is currently assessing whether it will adopt the new guidance for its annual goodwill impairment test for the year ended December 31, 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income presentation guidance.  The new guidance requires an entity to present comprehensive income in either a single continuous statement containing both net income and other comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance is effective for annual and interim reporting periods beginning after December 15, 2011 and should be applied retrospectively. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations,” to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures.  This guidance is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. No business combinations occurred during the nine months ended September 30, 2011. The Company is evaluating the implementation of this standard in conjunction with its acquisition of U.S. Corrugated Acquisition, Inc. (“USC”) on October 31, 2011 and does not expect the standard to have a material impact on the consolidated financial statements.

3.              USC Acquisition

On September 22, 2011, the Company signed a definitive agreement to acquire the stock of U.S. Corrugated Acquisition Inc. (“USC”), for $330.0 million in cash. The final purchase price is subject to a post-closing target working capital adjustment. USC is a privately-held corporation which, through its subsidiaries, operates a recycled containerboard paper mill in Cowpens, South Carolina and 20 converting facilities across the eastern and midwest United States.  Six of such converting facilities (and certain related assets) were disposed of by USC prior to closing and were not acquired by the Company.  The Board of Directors of KapStone and USC have approved the agreement and the requisite percentage of common stockholders of USC has executed written consents sufficient to adopt the agreement.  In conjunction with signing the agreement, the Company paid a $15.0 million deposit to be held in escrow which was recorded as restricted cash in the accompanying Consolidated Balance Sheets.

The USC business was deemed an attractive acquisition candidate based upon meeting the Company’s objectives of being a North American-based, profitable company in the paper and packaging industry within the containerboard market, and for its synergies with the Company’s existing operations.

USC acquisition costs related to due diligence, advisory and legal services are expensed as incurred. These costs were $1.1 million for the three and nine months ended September 30, 2011 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

The Company consummated the acquisition on October 31, 2011. The acquisition was financed by cash on hand and by a new credit agreement of $525.0 million consisting of a $375.0 million LIBOR based five-year term loan and a $150.0 million revolving credit facility. A portion of the proceeds was used to redeem $100.8 million of term loans under the Company’s old credit agreement dated June 12, 2008, and to pay $12.5 million of financing fees.  See Footnote 8, “Debt and Other Borrowings”, for more information on the new credit agreement.

The initial accounting for the USC acquisition is incomplete as the Company is in the process of determining the estimated fair values of all assets acquired and liabilities assumed as well as fair values of certain intangible assets.  As such, the disclosures related to the allocation of the purchase price, goodwill and supplemental pro forma information are omitted.

4.              KPB Acquisition Earn-out Payment

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

5.              Alternative Fuel Mixture Tax Credit

The Company recognized $22.2 million of alternative fuel mixture tax credits in the nine months ended September 30, 2010 as a reduction of cost of goods sold. The tax credit expired on December 31, 2009.

6.             Planned Maintenance Outages

Cost of sales for the three months ended September 30, 2011 and 2010, included approximately $4.6 million and $3.4 million, respectively, for planned maintenance outages at the Company’s South Carolina unbleached kraft paper facility.

Cost of sales for the nine months ended September 30, 2011 and 2010, included approximately $7.7 million and $13.9 million, respectively, for planned maintenance outages at the Company’s South Carolina unbleached kraft paper facility.  The decrease in outage costs reflects $6.8 million for the 2010 tri-annual planned maintenance outage.

7.              Inventories

Inventories consist of the following at September 30, 2011 and December 31, 2010, respectively:

	(Unaudited)
	September 30,	December 31,
	2011	2010
Raw materials	$19,811	$18,988
Work in process	700	967
Finished goods	34,026	33,056
Replacement parts and supplies	23,287	20,313
Inventories	$77,824	$73,324

8.              Debt and Other Borrowings

Effective January 1, 2011, the Company entered into a financing agreement of $2.3 million at an annual interest rate of 1.75 percent for its annual property insurance premiums. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2011.  As of September 30, 2011, $0.6 million was outstanding.

In connection with the USC acquisition on October 31, 2011, the Company entered into a credit agreement (the “New Credit Agreement”) by and among KapStone, Kapstone Kraft Paper Corporation, as Borrower (“Borrower”), KapStone and certain subsidiaries of Borrower from time to time party thereto, as Guarantors, the lenders from time to time thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The New Credit Agreement replaces the Company’s existing Credit Agreement dated June 12, 2008, (the “Old Credit Agreement”), which was fully repaid and terminated.

The New Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of $525.0 million (the “Credit Facility”), consisting of an initial term loan in an aggregate principal amount of $375.0 million (the “Initial Term Loan”) and a revolving credit facility in an initial aggregate principal amount of $150.0 million (including a letter of credit sub-facility) (the “Revolver”).  The Credit Facility also includes an “accordion” feature which allows Borrower, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million. The proceeds of the Initial Term Loan were used, together with cash on hand, (i) to finance Borrower’s acquisition of USC, (ii) to pay certain transaction fees and expenses of $12.5 million in connection with the acquisition of USC and entering in to the New Credit Agreement, (iii) to repay certain existing indebtedness of $100.8 million and (iv) to provide for ongoing working capital requirements and general corporate purposes. The repayment of borrowings under the Credit Facility is guaranteed by KapStone and Borrower’s domestic subsidiaries, and is secured by substantially all of the assets of KapStone, Borrower and such subsidiaries. In certain unique circumstances, the repayment of borrowings under the Credit Facility may also be guaranteed by Borrower’s foreign subsidiaries.

Depending on the type of borrowing by Borrower, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans.  The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which is currently 0.40%.  Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2011, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company’s total leverage ratio.  Under such pricing grid, the applicable margins for the Credit Facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%.

The Credit Facility has a maturity date of October 31, 2016, but the outstanding amounts thereunder may be prepaid at any time without premium (except for certain customary break funding payments in connection with Eurodollar loans).  Net cash proceeds (in excess of certain minimum threshold amounts) from certain asset dispositions, the sale or issuance of equity securities, and the incurrence or issuance of certain indebtedness are subject to certain mandatory prepayment provisions. The New Credit Agreement contains customary representations and warranties, conditions to borrowing and events of default, the occurrence of which would entitle lenders to accelerate the amounts outstanding.

At September 30, 2011 and December 31, 2010 the fair value of the Company’s debt approximates its carrying value of $98.5 million and $111.7 million, respectively.  The fair value of the Company’s long-term debt was estimated using an income approach based on current interest rates available to the Company for debt of similar terms and maturities. The debt was valued using Level 3 inputs in the fair value hierarchy which are significant unobservable inputs.

9.              Income Taxes

The Company’s U.S. federal statutory income tax rate is 35 percent for 2011 and 2010. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 39.9 percent and (12.1%) percent, respectively.  The effective tax rate increased in 2011 due to a $0.6 million lower expected benefit from the domestic manufacturing deduction and a $0.7 million discrete item related to filing 2010 income tax returns. The 2010 effective tax rate included a $20.7 million benefit related to the Cellulosic Biofuel credit and a refundable tax credit from the inorganic content of black liquor burned in 2009.

The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2011 was due to the impact of state tax net of the federal tax benefit and a discrete item related to filing 2010 income tax returns. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2010 was due to the benefit related to the Cellulosic Biofuel credit, the benefit related to a refundable tax credit from the inorganic content of the black liquor burned in 2009 and impact of state tax net of the federal tax benefit.

Gross unrecognized tax benefits, including interest, as of September 30, 2011 increased by $0.9 million to $68.6 million from December 31, 2010.  Gross unrecognized tax benefits of $68.6 million are included in other long-term liabilities in the accompanying Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open tax years are 2006 through 2010. The Internal Revenue Service’s audit of the Company’s income tax returns for 2007, 2008 and 2009 is currently being reviewed by the Joint Committee on Taxation.

10.    Net Income Per Share

Basic and diluted net income per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$16,495	$38,366	$49,785	$51,850
Weighted-average number of common shares for basic net income per share	46,379,537	45,984,422	46,241,251	45,795,023
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	836,954	740,589	884,590	677,907
Unvested restricted stock awards	277,934	324,902	329,292	72,282
Underwriter’s purchase option	—	—	—	347,256
Weighted-average number of shares for diluted net income per share	47,494,425	47,049,913	47,455,133	46,892,468

Net income per share — basic	$0.36	$0.83	$1.08	$1.13

Net income per share — diluted	$0.35	$0.82	$1.05	$1.11

A total of 285,461 unexercised stock options were outstanding during the three and nine months ended September 30, 2011, but were not included in the computation of diluted earnings per share because the awards were anti-dilutive.

11.    Pension Plan and Post Retirement Benefits

Defined Benefit Pension Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (the “Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and nine months ended September 30, 2011 and 2010 for the Pension Plan, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost for benefits earned during the period	$844	$715	$2,531	$2,145
Interest cost on projected benefit obligation	203	141	611	423
Expected return on plan assets	(185)	(129)	(555)	(386)
Amortization of prior service cost	141	10	423	30
Net pension cost	$1,003	$737	$3,010	$2,212

KapStone funds the Pension Plan according to IRS funding requirements. Based on those limitations, KapStone funded $2.5 million for the nine months ended September 30, 2011 and expects to fund an additional $0.6 million to the Pension Plan in 2011.

Defined Contribution Plans

The KapStone Paper and Packaging Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan and covers all eligible employees. The amount of the Company’s monthly contributions to the 401(k) Plan are based on the matching of employee contributions, vest immediately for salaried, non-bargained hourly and certain union employees, and vest after three years for other union employees. For the three months ended September 30, 2011 and 2010, the Company recognized expense of $1.0 million and $0.9 million, respectively, for matching contributions. For the nine months ended September 30, 2011 and 2010, the Company recognized expense of $3.4 million and $2.7 million, respectively, for matching contributions.

The Company’s Retirement Savings Plan, which covers all eligible salaried and non-bargained hourly employees, provides for an annual contribution based on an employee’s salary and age.  The Company contributions vest 100 percent after three years. For the three months ended September 30, 2011 and 2010, the Company recognized expense of $0.6 million and $0.5 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recognized expense of $1.8 million and $1.5 million, respectively.

12.                               Stock-Based Compensation

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

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Stock option compensation expense	$403	$385	$1,802	$1,590
Restricted stock unit compensation expense	302	291	1,424	1,243
Total stock-based compensation expense	$705	$676	$3,226	$2,833

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010

Unrecognized stock option compensation cost	$2,059	$1,742
Unrecognized restricted stock compensation cost	1,997	1,557
Total unrecognized stock-based compensation cost	$4,056	$3,299

As of September 30, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.6 years and 2.0 years, respectively.

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

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

Nine Months Ended September 30, 2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	45.24%
Expected life (years)	5.94
Risk-free interest rate	2.47%
Expected dividend yield	—%

The following table summarizes stock options amounts and activity:

		Weighted Average	Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2011	2,420,476	$6.62	7.3	$21,004
Granted	285,461	16.61	9.4
Exercised	(176,155)	5.77
Forfeited	(10,090)	6.50
Outstanding at September 30, 2011	2,519,692	$7.82	6.9	$16,082
Exercisable at September 30, 2011	1,405,959	$6.05	5.7	$11,021

For the three and nine months ended September 30, 2011, exercises of employee stock options totaled 68,235 shares and 176,155 shares, respectively, with cash proceeds to the Company of $0.4 million and $1.0 million, respectively.

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

The following table summarizes restricted stock units amounts and activity:

		Weighted Average Grant
	Units	Price
Outstanding at January 1, 2011	577,673	$7.00
Granted	114,199	16.61
Vested	(191,685)	6.98
Forfeited	(3,792)	6.85
Outstanding at September 30, 2011	496,395	$9.22

13.   Contingencies

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

14.  Subsequent Event

The Company’s unbleached kraft paper facility in Roanoke Rapids, North Carolina completed its annual planned maintenance outage on October 12, 2011. The outage lasted approximately 11 days with an estimated cost of $7.9 million and a 12,000 reduction in tons produced. In 2010, the annual planned maintenance outage lasted eight days with a cost of $6.6 million and a 10,000 reduction in tons produced.

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

The Company has one reportable segment as of September 30, 2011. The Company manufactures and sells kraft paper, linerboard, saturating kraft (sold under the DuraSorb® brand name) and unbleached folding carton board (sold under the Kraftpak® brand name). These products are sold to domestic and export customers who convert into end market finished products.  In conjunction with the consummation of the USC acquisition on October 31, 2011, the Company operates a recycled containerboard paper mill and fourteen converting facilities.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended September 30, 2011 and the Three Months Ended September 30, 2010

	Three Months Ended September 30,		Increase/
(in thousands of U.S. dollars):	2011	2010	(Decrease)
Net sales	$215,842	$207,493	$8,349
Cost of sales, excluding depreciation and amortization	146,038	142,212	3,826
Depreciation and amortization	11,960	11,129	831
Freight and distribution expenses	19,319	20,161	(842)
Selling, general and administrative expenses	8,720	7,631	1,089
Other operating income	292	250	42
Operating income	30,097	26,610	3,487
Foreign exchange gain/(loss)	(456)	301	(757)
Interest expense, net	1,036	1,310	(274)
Income before provision (benefit) for income taxes	28,605	25,601	3,004
Provision (benefit) for income taxes	12,110	(12,765)	24,875
Net income	$16,495	$38,366	$(21,871)

Net sales for the quarter ended September 30, 2011 were $215.8 million compared to $207.5 million for the third quarter of 2010, an increase of $8.3 million or 4.0 percent. The increase in net sales was driven by $7.3 million of higher average selling prices in the third quarter of 2011 compared to the third quarter of 2010, mainly due to full realization of price increases effective in 2010 and in the first half of 2011. Average selling price per ton for the quarter ended September 30, 2011 was $639 compared to $614 for the prior year’s quarter. The increase in net sales was partially offset by $0.5 million due to the impact of Hurricane Irene in August 2011. Exchange rates positively impacted net sales by $1.5 million.

The following represents the Company’s tons of paper sold by product line:

	Three Months Ended September 30,		Increase/
Product Line (in tons):	2011	2010	(Decrease)%
Domestic linerboard	104,934	100,647	4,287	4.3
Export linerboard	57,089	56,853	236	0.4
Kraft paper	69,824	70,672	(848)	(1.2)
DuraSorb®	70,994	72,576	(1,582)	(2.2)
Kraftpak®	24,368	26,219	(1,851)	(7.1)
Tons of paper sold	327,209	326,967	242	0.1

Tons of paper sold for the quarter ended September 30, 2011 were 327,209 tons compared to 326,967 tons for the quarter ended September 30, 2010, an increase of 242 tons or 0.1 percent. Kraftpak® sales volume declined 7.1 percent reflecting lower demand in folding carton markets. DuraSorb® sales volume declined 2.2 percent due to a reduction in export shipments, mainly in Asia.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2011 was $146.0 million compared to $142.2 million for the third quarter of 2010, an increase of $3.8 million, or 2.7 percent. The increase in cost of sales includes $5.1 million of inflation on input costs mainly for caustic soda, labor and freight-in for wood and $1.2 million for planned maintenance outages at the Charleston mill partially offset by $2.5 million of productivity gains and other cost savings.

Depreciation and amortization expenses for the quarter ended September 30, 2011 totaled $12.0 million compared to $11.1 million for the quarter ended September 30, 2010. The increase of $0.9 million was primarily due to $38.3 million of capital spending in 2010.

Freight and distribution expenses for the quarter ended September 30, 2011 totaled $19.3 million compared to $20.2 million for the quarter ended September 30, 2010. The decrease of $0.9 million was primarily due to favorable mix as a result of a lower percentage of DuraSorb® export shipments which have higher costs.

Selling, general and administrative expenses for the quarter ended September 30, 2011 totaled $8.7 million compared to $7.6 million for the quarter ended September 30, 2010. The increase of $1.1 million was due to expenses for the USC acquisition. For the quarters ended September 30, 2011 and 2010, selling, general and administrative expenses as a percentage of net sales was 4.0 percent and 3.7 percent, respectively.

Foreign exchange loss for the quarter ended September 30, 2011 totaled $0.5 million compared to a $0.3 million foreign exchange gain for the quarter ended September 30, 2010. The change reflects the weakening of the U.S. dollar compared to the Euro in the quarter ended September 30, 2011.

Net interest expense for the quarters ended September 30, 2011 and 2010 was $1.0 million and $1.3 million, respectively. Net interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $0.3 million lower in the quarter ended September 30, 2011 primarily due to lower term loan balances.

Provision (benefit) for income taxes for the quarters ended September 30, 2011 and 2010 was $12.1 million and ($12.8) million, respectively, reflecting an effective tax rate of 42.3 percent for the quarter ended September 30, 2011 compared to (49.9) percent for the similar period in 2010. The higher provision for income taxes in the third quarter of 2011 primarily reflects a $3.0 million increase in pre-tax income and a higher effective tax rate.  The effective tax rate increased in 2011 due to a $0.6 million lower expected benefit from the domestic manufacturing deduction and a $0.7 million discrete item related to filing 2010 income tax returns. The 2010 effective tax rate included a $20.7 million benefit related to the Cellulosic Biofuel credit and a refundable tax credit from the inorganic content of black liquor.

Comparison of Results of Operations for the Nine Months Ended September 30, 2011 and the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Increase/
(in thousands of U.S. dollars):	2011	2010	(Decrease)
Net sales	$637,366	$583,111	$54,255
Cost of sales, excluding depreciation and amortization	431,832	419,197	12,635
Depreciation and amortization	36,529	33,624	2,905
Freight and distribution expenses	56,829	56,279	550
Selling, general and administrative expenses	26,892	23,672	3,220
Other operating income	870	760	110
Operating income	86,154	51,099	35,055
Foreign exchange gain/(loss)	(121)	(597)	476
Interest expense, net	3,210	4,230	(1,020)
Income before provision (benefit) for income taxes	82,823	46,272	36,551
Provision (benefit) for income taxes	33,038	(5,578)	38,616
Net income	$49,785	$51,850	$(2,065)

Net sales for the nine months ended September 30, 2011 were $637.4 million compared to $583.1 million for the first nine months of 2010, an increase of $54.3 million or 9.3 percent. The increase in net sales was driven by $48.6 million of higher average selling prices in the first nine months of 2011 compared to the first nine months of 2010, mainly due to full realization of price increases effective in 2010 and in the first half of 2011. Average selling price per ton for the first nine months of 2011 was $630 compared to $578 for the first nine months of 2010. Net sales also increased by $6.0 million due to higher unit sales partially offset by $0.4 million of a less favorable product mix, $2.5 million of lower lumber sales and $0.5 million due to the impact of Hurricane Irene in August 2011.  Exchange rates positively impacted net sales by $3.1 million.

The following represents the Company’s tons of paper sold by product line:

	Nine Months Ended September 30,		Increase/
Product Line (in tons):	2011	2010	(Decrease)%
Domestic linerboard	305,830	287,266	18,564	6.5
Export linerboard	188,065	186,947	1,118	0.6
Kraft paper	211,201	213,308	(2,107)	(1.0)
DuraSorb®	199,441	207,894	(8,453)	(4.1)
Kraftpak®	75,126	73,514	1,612	2.2
Tons of paper sold	979,663	968,929	10,734	1.1

Tons of paper sold for the first nine months of 2011 was 979,663 tons compared to 968,929 tons for the first nine months of 2010, an increase of 10,734 tons or 1.1 percent. Domestic linerboard sales volume increased 6.5 percent reflecting higher demand for lightweight grades. DuraSorb® sales volume declined 4.1 percent due to a reduction in export shipments, mainly in Asia.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2011 was $431.8 million compared to $419.2 million for the first nine months of 2010, an increase of $12.6 million, or 3.0 percent. The increase in cost of sales was mainly due to a $22.2 million decrease in alternative fuel mixture tax credits (which expired on December 31, 2009), $2.9 million due to inflation on input costs and $3.1 million of higher sales volume. Partially offsetting the increase in cost of sales was $8.8 million from productivity gains and other cost savings and $6.8 million related to the 2010 Charleston mill tri-annual planned maintenance outage.

Depreciation and amortization expenses for the nine months ended September 30, 2011 totaled $36.5 million compared to $33.6 million for the nine months ended September 30, 2010. The increase of $2.9 million was primarily due to $38.3 million of capital spending in 2010 and $0.8 million of accelerated depreciation in 2011.

Freight and distribution expenses for the nine months ended September 30, 2011 totaled $56.8 million compared to $56.3 million for the nine months ended September 30, 2010. The increase of $0.5 million was primarily due to $1.1 million of inflation on fuel costs and $0.7 million of higher sales volume partially offset by lower warehousing costs and favorable mix as a result of a lower percentage of DuraSorb® export shipments which have higher costs.

Selling, general and administrative expenses for the nine months ended September 30, 2011 totaled $26.9 million compared to $23.7 million for the nine months ended September 30, 2010. The increase of $3.2 million reflects $1.7 million of acquisition related expenses and $1.5 million of other cost increases. For the nine months ended September 30, 2011 and 2010, selling, general and administrative expenses as a percentage of net sales were 4.2 percent and 4.1 percent, respectively.

Foreign exchange loss for the nine months ended September 30, 2011 totaled $0.1 million compared to $0.6 million for the nine months ended September 30, 2010. The change reflects the weakening of the U.S. dollar compared to the Euro in the nine months ended September 30, 2011.

Net interest expense for the nine months ended September 30, 2011 and 2010 was $3.2 million and $4.2 million, respectively. Net interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Net interest expense was $1.0 million lower for the nine months ended September 30, 2011 primarily due to $0.5 million of lower amortization of debt issuance costs and $0.5 million due to lower term loan balances.

Provision (benefit) for income taxes for the nine months ended September 30, 2011 and 2010 was $33.0 million and ($5.6) million, respectively, reflecting an effective tax rate of 39.9 percent for the nine months ended September 30, 2011 compared to (12.1) percent for the similar period in 2010. The higher provision for income taxes in the nine months ended September 30, 2011 primarily reflects a $36.6 million increase in pre-tax income and a higher effective tax rate.  The effective tax rate increased in 2011 due to a $0.6 million lower expected benefit from the domestic manufacturing deduction and a $0.7 million discrete item related to filing 2010 income tax returns. The 2010 effective tax rate included a $20.7 million benefit related to the Cellulosic Biofuel credit and a refundable tax credit from the inorganic content of black liquor.

Liquidity and Capital Resources

New Credit Agreement

In connection with the USC acquisition on October 31, 2011, the Company entered into a credit agreement (the “New Credit Agreement”) by and among KapStone, Kapstone Kraft Paper Corporation, as Borrower (“Borrower”), KapStone and certain subsidiaries of Borrower from time to time party thereto, as Guarantors, the lenders from time to time thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The New Credit Agreement replaces the Company’s existing Credit Agreement dated June 12, 2008, (the “Old Credit Agreement”), which was fully repaid and terminated.

The New Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of $525.0 million (the “Credit Facility”), consisting of an initial term loan in an aggregate principal amount of $375.0 million (the “Initial Term Loan”) and a revolving credit facility in an initial aggregate principal amount of $150.0 million (including a letter of credit sub-facility) (the “Revolver”).  The Credit Facility also includes an “accordion” feature which allows Borrower, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million. The proceeds of the Initial Term Loan were used, together with cash on hand, (i) to finance Borrower’s acquisition of USC, (ii) to pay certain transaction fees and expenses of $12.5 million in connection with the acquisition of USC and entering in to the New Credit Agreement, (iii) to repay certain existing indebtedness of $100.8 million and (iv) to provide for ongoing working capital requirements and general corporate purposes. The repayment of borrowings under the Credit Facility is guaranteed by KapStone and Borrower’s domestic subsidiaries, and is secured by substantially all of the assets of KapStone, Borrower and such subsidiaries. In certain unique circumstances, the repayment of borrowings under the Credit Facility may also be guaranteed by Borrower’s foreign subsidiaries.

Depending on the type of borrowing by Borrower, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans.  The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which is currently 0.40%.  Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2011, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company’s total leverage ratio.  Under such pricing grid, the applicable margins for the Credit Facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%.

The Credit Facility has a maturity date of October 31, 2016, but the outstanding amounts thereunder may be prepaid at any time without premium (except for certain customary break funding payments in connection with Eurodollar loans).  Net cash proceeds (in excess of certain minimum threshold amounts) from certain asset dispositions, the sale or issuance of equity securities, and the incurrence or issuance of certain indebtedness are subject to certain mandatory prepayment provisions. The New Credit Agreement contains customary representations and warranties, conditions to borrowing and events of default, the occurrence of which would entitle lenders to accelerate the amounts outstanding.

KPB Acquisition Earn-Out Payment

On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company (“IP”) relating to the Company’s previous acquisition of the Kraft Papers Business. The Company paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount that the Company could have been required to pay had it settled the earn-out payment in April 2012 under the original contract terms.  The payment, representing additional acquisition consideration, was recorded as an addition to goodwill during the nine months ended September 30, 2011.  The Company has fully settled its contingent earn-out liability with IP and this payment will not recur in the future.

Debt Covenants

At September 30, 2011, the Company was in compliance with all applicable covenants in its Old Credit Agreement.

Other Borrowings

Effective January 1, 2011, the Company entered into a financing agreement of $2.3 million at an annual interest rate of 1.75 percent for the Company’s annual property insurance premium. The agreement requires the Company to pay consecutive monthly payments of $0.2 million through the term of the financing agreement ending on December 1, 2011.  As of September 30, 2011, $0.6 million was outstanding.

Income taxes

The Company has recorded a $68.6 million tax contingency reserve at September 30, 2011 for an unrecognized tax benefit relating to the taxability of alternative fuel mixture tax credits (“AFMTC”). The Company has taken the position that the AFMTC is similar to a federal excise tax and as a result is not taxable. To date, the Internal Revenue Service has not issued guidance concerning the taxability of the AFMTC.

The Company does not expect to pay federal cash taxes during 2011.

Sources and Uses of Cash

Nine months ended September 30 ($000’s)	2011	2010

Operating activities	$104,044	$91,136
Investing activities	(90,962)	(20,691)
Financing activities	(13,098)	(31,268)

Cash and cash equivalents decreased by less than $0.1 million from December 31, 2010, reflecting $104.0 million of net cash provided by operating activities, $91.0 million of net cash used in investing activities and $13.1 million of net cash used in financing activities.

Net cash provided by operating activities was $104.0 million primarily due to net income of $49.8 million for the nine months ended September 30, 2011 and $70.7 million of non-cash charges. Changes in operating assets and liabilities used $16.5 million of cash. Net cash provided by operating activities increased by $12.9 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to $51.0 million of higher non-cash charges partially offset by a $36.0 million decrease in operating assets and liabilities and a $2.1 million decrease in net income.  Non-cash charges increased by $51.0 million primarily due to $48.9 million of higher deferred income taxes. The $36.0 million decrease of operating assets and liabilities was mainly due to a $13.2 million tax refund received in June 2010, $13.1 million of AFMTC payments received in the first six months of 2010 and $9.7 million of incentive compensation paid in 2011.

Net cash used in investing activities was $91.0 million reflecting a $49.7 million contingent earn-out payment made to IP, $26.2 million of capital expenditures and a $15.0 million deposit held in escrow for the USC acquisition. For the nine months ended September 30, 2011, capital expenditures were mainly spent on equipment upgrades and replacements at the paper mills.  Net cash used in investing activities increased by $70.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30,

2010 mainly due to the $49.7 million contingent earn-out payment and a $15.0 million deposit held in escrow for the USC acquisition.

Net cash used in financing activities was $13.1 million and reflects $14.1 million of net term loan repayments and $0.8 million of debt issuance costs for the New Credit Agreement in conjunction with the USC acquisition partially offset by $1.0 million of proceeds from exercises of stock options and $0.6 million of net other borrowings. Net cash used in financing activities decreased by $18.2 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to a lower amount of debt repayments in the first nine months of 2011.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility with an availability of $141.0 million under our New Credit Agreement, will be sufficient to meet anticipated cash needs. The Company expects to spend approximately $15.2 million on capital expenditures for the balance of 2011. In addition, the Company has $4.7 million of required long-term debt repayments for the balance of 2011 and expects to fund an additional $0.6 million to its pension plan in 2011.

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

Effective October 31, 2011 under KapStone Kraft’s New Credit Agreement, we have a credit facility consisting of a $375.0 million initial term loan and a $150.0 million revolving credit facility (including a letter of credit sub-facility). The initial term loan and the revolving credit facility have a maturity date of October 31, 2016.

Changes in market rates may impact the base or LIBOR rate in our New Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.7 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the nine months ended September 30, 2011.  No such contracts were outstanding at September 30, 2011.

Item 4. — CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2010.

ITEM 1A.

RISK FACTORS

With the exception of the following update to the risk factors relating to the merger agreement with U.S. Corrugated Acquisition Inc. (“USC”), there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2010 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the USC acquisition may not be realized.

We consummated the merger agreement with USC with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The transaction will present challenges to management, including the integration of operations, properties and personnel of USC and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the USC business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

We may fail to realize the anticipated synergies and cost savings expected from the USC acquisition.

Our success after the USC acquisition will depend, in part, on our ability to realize the anticipated $8.0 million of growth opportunities and synergies, and $8.0 million of cost savings from integrating our business with USC.  To realize these anticipated benefits, we must successfully integrate our business with USC in a manner that permits these synergies to be realized.  If we are not able to successfully achieve these objectives, such anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

We may have difficulty integrating our business with the USC business and may incur substantial costs in connection with the integration.

Achieving the anticipated benefits of the transaction will depend on the successful integration of our products, operations, personnel, and facilities with those of USC in a timely and efficient manner.

Although we do not anticipate material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the transaction, especially given the relatively large size of the transaction. The time and expense associated with integrating our businesses and USC may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of integrating sales and marketing forces and administrative functions and coordinating product offerings can take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the benefits of the transaction may be reduced.

Integrating our business with USC will be a complex, time-consuming and expensive process. Before the transaction, KapStone and USC operated independently, each with its own business, products, customers, employees, culture and systems. We may face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

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

•                  Challenges in retaining and integrating management and other key employees of KapStone and USC;

•                  Difficulties in coordinating infrastructure operations in an effective and efficient manner; and

•                  The inability to achieve the synergies anticipated to be realized from the transaction on the timeline presently anticipated, or at all.

We seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes in a timely and efficient manner. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance and/or the loss of customers and employees. Many of these factors are also outside of our control.

We may have difficulty integrating our system of internal control over financial reporting with that of USC.

The failure to integrate our system of internal control over financial reporting with that of USC could affect adversely our ability to exercise effective internal control over financial reporting. A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

As a result of the USC acquisition, including the financing necessary to consummate the transaction, we have substantial indebtedness.

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

2.1

Agreement and Plan of Merger, dated as of September 22, 2011, by and among KapStone Kraft Paper Corporation, U.S. Corrugated Acquisition Inc., Pine Merger Corp., Dennis Dorian Mehiel, for purposes of Section 10.3, and Dennis Mehiel, for purposes of Section 10.3 and as the Representative (1)

10.6

Credit Agreement, dated as of October 31, 2011, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank and TD Bank, as co-Documentation Agents. (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 22, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 31, 2011.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

November 2, 2011	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)