Form 10-K
period 2011-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2012-03-09
CIK 1325281

Use these links to rapidly review the document

(INDEX TO FINANCIAL STATEMENTS)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the 39,203,571 shares of Common Stock held by non-affiliates of the registrant on June 30, 2011, was $646,603,171. This calculation was made using a price per share of Common Stock of $16.57; the closing price of the Common Stock on the New York Stock Exchange on June 30, 2011 the last day of the registrant's most recently completed second fiscal quarter of 2011. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

         On February 27, 2012, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 46,494,013.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

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

PART I

Item 1.    Business

KapStone Acquisition History

        KapStone Paper and Packaging Corporation was formed in Delaware as a special purpose acquisition corporation on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products and related industries. Unless the context otherwise requires, references to "KapStone," the "Company," "we," "us" and "our" refer to KapStone Paper and Packaging Corporation.

        On January 2, 2007, we consummated the purchase from International Paper Company ("IP") of substantially all of the assets and the assumption of certain liabilities of the Kraft Papers Business ("KPB") for $155.0 million, less $7.8 million of working capital adjustments. The KPB assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The purchase price included two contingent earn-out payments of up to $60.0 million if certain EBITDA targets were achieved. The acquisition was financed by cash on hand and a $95.0 million senior secured credit facility.

        On July 1, 2008, we consummated the purchase from MeadWestvaco Corporation ("MWV") of substantially all of the assets and the assumption of certain liabilities of the Charleston Kraft Division ("CKD") for $485.0 million (net of cash acquired of $10.6 million), less $8.9 million of working capital adjustments. The CKD assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina (including a cogeneration facility), chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina, a lumber mill located in Summerville, South Carolina, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The acquisition was financed by cash on hand, a new $515.0 million senior secured credit facility and $40.0 million principal amount of seven-year 8.30 percent senior notes. In connection with the transaction the Company paid off the remaining amount due under its then-existing credit facility. There was no contingent earn-out for the CKD acquisition.

        On March 31, 2009, we consummated the sale of our dunnage bag business to Illinois Tool Works Inc. for $36.0 million, less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to reduce its debt and focus on its core business. The sale of the dunnage bag business accelerated a $4.0 million contingent earn-out payment to IP relating to the KPB acquisition.

        On January 4, 2011, we negotiated the early settlement of our final contingent earn-out payment to IP relating to the KPB acquisition. We paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount which would have been settled when the payment would have been due in April 2012.

        On October 31, 2011, we acquired U.S. Corrugated Acquisition Inc. ("USC") pursuant to a merger for $330.0 million in cash plus $1.6 million of working capital adjustments. USC owned, at the time of the merger, a recycled containerboard paper mill in Cowpens, South Carolina and fourteen corrugated packaging plants across the eastern and mid western United States. The acquisition was financed by cash on hand and by a new $525.0 million senior secured credit facility consisting of a $375.0 million LIBOR based five-year term loan and a $150.0 million revolving credit facility. In connection with the transaction the Company paid off the remaining amount due under its then-existing credit facility. See Note 3, "USC Acquisition" and Note 11, "Debt" for more information on the USC acquisition and the new senior secured credit agreement.

        In conjunction with the USC acquisition, the Company evaluated its segment reporting requirements and concluded that it operates in one segment, the integrated manufacture and sale of unbleached kraft paper and corrugated products for industrial and consumer markets.

Future Acquisitions

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

General

        KapStone is a producer of unbleached kraft paper products. In terms of production, in 2011 we produced 1,349,000 tons of unbleached kraft paper, of which nearly 65% was sold to third party converters or shipped to our corrugating products manufacturing plants based in the United States and 35% was sold to foreign based customers. With the consummation of the USC acquisition in late 2011 we began manufacturing and selling corrugated products. While under KapStone ownership in 2011, USC produced and sold about 1.0 billion square feet (BSF) of corrugated products in the U.S. Our net sales in 2011 totaled $906.1 million, which was comprised of $847.7 million of unbleached kraft paper and $58.4 million from the USC acquisition.

        Our corrugated products manufacturing plants, acquired as part of the 2011 USC acquisition, produce a wide variety of corrugated products, including conventional shipping containers used to protect and transport manufactured goods and multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations.

        The Company's business is affected by cyclical industry conditions and general economic conditions in the U.S. and in the countries where we export unbleached kraft paper. These conditions affect the prices which we are able to charge for our products. Our export sales may also be affected by fluctuations in currency values, foreign exchange rates and trade policies and relations.

Unbleached Kraft Paper Industry Overview

        We view the unbleached kraft paper market as including containerboard, kraft paper, saturating kraft, unbleached folding carton board and corrugated products.

Containerboard

        Containerboard is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and containerboard tends to be driven by industrial production of processed foods, nondurable goods and certain durable goods.

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. containerboard market is as follows:

(In millions)	2011	2010	2009
Total U.S. sales	30.6 tons	30.6 tons	28.6 tons
U.S. production	34.0 tons	33.9 tons	31.5 tons
Imports	0.8 tons	0.8 tons	0.6 tons
Exports	4.2 tons	4.1 tons	3.5 tons
U.S. operating rates	96%	96%	85%

        The primary target markets for our containerboard are our corrugated products manufacturing plants and independent corrugated and laminated products customers who focus on specialty niche packaging.

Kraft Paper

        The AF&PA's estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2011	2010	2009
Total U.S. sales	1.39 tons	1.43 tons	1.28 tons
U.S. production	1.32 tons	1.45 tons	1.24 tons
Imports	0.16 tons	0.17 tons	0.20 tons
Exports	0.25 tons	0.21 tons	0.16 tons
U.S. operating rates	78%	79%	76%

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

        Over the last two decades, unbleached kraft paper capacity has declined due to a shift in market demand from paper bags to plastic. The multiwall market has contracted due to conversion to plastics in certain end-use markets, primarily in the insulation, pet food and lawn and garden markets. After bottoming in 2006, capacity increased 2.3 percent in 2007 and 4.6 percent in 2008 as the net impact of machines shifting from other grades to kraft paper was realized. Capacity decreased 2.9 percent in 2009 and stayed about even in 2010. According to AF&PA's annual survey kraft paper capacity was 1.6 million tons in 2011 and is expected to hold constant through 2012.

Saturating Kraft

        Saturating kraft is used in multiple industries around the world, including construction, electronics manufacturing and furniture manufacturing. The major end-use markets are in those using thin high pressure laminates (HPL) to create decorative surfaces such as kitchen and bath countertops, home and office furniture and flooring. Within the HPL market there is a growing and distinct HPL segment manufacturing and selling much thicker product called compact laminates used as surfacing products such as exterior cladding, partitions and doors. In Asia, there is significant use of saturating kraft product for the manufacturing of printed circuit boards (PCB) and copper clad laminates (CCL) and there is also a growing use for thin HPL in decorative surfaces. We are not aware of any published data reporting the size of the saturating kraft market. Barriers to entry for producing high quality saturating kraft are high as it is a technically difficult grade of paper to produce.

Unbleached Folding Carton Board

        Unbleached folding carton board is a low density virgin fiber board. Applications are widely spread throughout end uses in the general folding carton segment of the paperboard packaging market. This product can replace the use of more expensive coated recycled board, coated natural kraft board and solid bleached sulfate board which are currently much larger markets. There is no published data reporting the size of the unbleached, uncoated folding carton market.

Corrugated Products

        According to the Fibre Box Association, the value of industry shipments of corrugated products was $26.1 billion in 2011.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent Fibre Box Association annual report dated April 2011):

Food, beverages and agricultural products	52%
Paper products	16%
Petroleum, plastic, synthetic and rubber products	11%
General retail and wholesale trade	7%
Appliances, vehicles, and metal products	5%
Miscellaneous manufacturing	5%
Textile mill products and apparel, and other	4%

        Corrugated products plants tend to be located in close proximity to customers to minimize freight costs. The Fibre Box Association estimates that the U.S. corrugated products industry consists of approximately 575 companies and 1,245 plants.

Manufacturing

        We operate three paper mills in the southeastern United States. In 2011, we produced 1,349,000 tons of unbleached kraft paper at our mills in North Charleston, South Carolina, Roanoke Rapids, North Carolina and Cowpens, South Carolina. In 2012 we expect production to increase to approximately 1,550,000 tons reflecting a full year of production from the Cowpens mill. Currently, our mills operate on a 24 hours a day, seven days a week basis and are operating at full capacity. Fiber used to make unbleached kraft paper is produced from a combination of locally sourced roundwood and woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. Old corrugated containers ("OCC") are used to make recycled containerboard in Cowpens. The Company processes pulp using six paper machines at our facilities. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        We operate 14 corrugated manufacturing plants, comprised of six box plants, six sheet plants and two sheet feeder plants. Box plants operate as combining operations that manufacture corrugated sheets and finished corrugated products. Sheet feeder plants own a corrugator machine and manufacture corrugated sheets which are shipped to Sheet or Box Plants. Sheet plants have various machines which convert corrugated sheets, purchased either from our operations or third parties, into finished corrugated products. Plants with a corrugating machine have total capacity of approximately nine billion square feet ("BSF").

        We have corrugated manufacturing operations in nine states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugated plant, for the most part, serves a market radius that typically averages 200 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

        We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers such as consumer products companies more attractive packaging.

Distribution

        Unbleached kraft paper produced in our mills is shipped by rail or truck to customers in the U.S. and is shipped by truck to nearby ports and then by ocean vessel to our export customers. Domestic rail shipments represent about 51% of the tons shipped and the remaining 49% is shipped by truck.

        Our corrugated products are delivered by truck. Most of our plants have their own fleet of trucks as our customers demand timely service.

Sales and Marketing

        Our marketing strategy is to sell our products to third party converters and manufacturers of industrial and consumer packaging products. We seek to meet the quality and service needs of the customers of our corrugated operations at the most efficient cost, while balancing those needs against the demands of our containerboard customers. Our corrugated operations focus on supplying both high-volume commodity products and specialized packaging with high value graphics. We sell our products directly to end users and converters, as well as through sales agents.

        Our sales groups are responsible for the sale of these products to third party converters in the U.S. Sales to export markets are managed by separate teams of which certain personnel are based in Europe and Asia.

        We have dedicated personnel who coordinate and execute all containerboard trade agreements with other containerboard manufacturers. It is industry practice to "trade" among industry participants who are located more closely to converting plants in order to reduce freight costs.

        Our corrugated products are sold through an internal sales and marketing organization. We have sales representatives and sales managers who serve local and regional accounts. We also have corporate account managers who serve large national accounts at multiple customer locations.

Customers and Products

        KapStone has over 400 U.S.-based and over 200 export customers for unbleached kraft paper.

        The following represents the Company's tons of unbleached kraft paper sold:

	2011		2010
Product Line:	Tons	% of Total	Tons	% of Total
Containerboard	672,933	51.3%	650,224	50.6%
Kraft paper	275,461	21.0%	273,216	21.3%
DuraSorb®	266,571	20.2%	268,852	20.9%
Kraftpak®	96,947	7.5%	92,853	7.2%

Tons of paper sold	1,311,912		1,285,145

        Containerboard is sold to domestic and foreign converters in the corrugated packaging industry and to other converters for a variety of uses including laminated tier sheets and wrapping material, among others. Historically, our focus is on independent converters who do not have their own mill systems or converters who otherwise commonly purchase containerboard in the open market. USC had been a containerboard customer of ours. The USC acquisition provides us with vertical integration opportunities and we expect to increase the amount of KapStone containerboard shipments used in our acquired corrugated manufacturing plants.

        Kraft paper is sold primarily to domestic converters who produce multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products such as wrapping paper products, dunnage bags and roll wrap.

        Our saturating kraft paper, sold under the trade name Durasorb® has a customer base which is split among three geographic regions, the Americas, Europe and Asia. Approximately 77 percent of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 30 years. Some customers have consolidated to form a greater presence in their end-use markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position with our Durasorb® product through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products.

        Our unbleached folding carton board sold under the Kraftpak® trade name has a customer base which consists primarily of integrated and independent converters in the folding carton industry. Our unbleached folding carton board product is a unique, low density virgin fiber board. KapStone believes that the best growth opportunities for Kraftpak® are in consumer brands that are changing their images to promote environmental friendliness and sustainability, where Kraftpak® and similar products replace the use of coated recycled board, coated natural kraft board and solid bleached sulfate board which are currently much larger markets.

        As part of the 2011 USC acquisition we have about 1,000 corrugated product customers, most of which are regional and local accounts, which are broadly diversified across industries and geographic locations. In addition, we have a select number of national accounts, or those customers with a national presence. These national customers typically purchase corrugated products from several of our box plants throughout the United States. In 2011 we sold approximately 1.0 billion square feet of corrugated products.

        No customer accounts for more than 10% of consolidated net sales. Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

Backlog

        Demand for our major product lines is relatively constant throughout the year, and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are a factor in the industry as it allows paper mills to run more efficiently. Most orders are placed for delivery within 30 days.

Major Raw Materials Used

        Fiber is the single largest cost in the manufacture of containerboard and unbleached kraft paper. KapStone consumes both wood fiber and recycled fiber in its paper mills. Our mills in North Charleston and Roanoke Rapids use 100% virgin fiber. Fiber used to make unbleached kraft paper is produced from a combination of locally sourced roundwood and woodchips. We rely on supply agreements and open market purchases to supply these mills with roundwood and wood chips. Fiber resources are generally available within economic proximity to these mills and we have not experienced any significant difficulty in obtaining our mill fiber needs.

        Our mill in Cowpens, South Carolina (acquired as part of USC) is a 100% recycled mill, whose fiber consumption consists solely of recycled fiber commonly referred to as OCC. We obtain OCC pursuant to certain supply agreements and in open market purchases from suppliers within economic proximity to the Cowpens Mill. OCC has historically exhibited significant price volatility. We have not experienced any significant difficulty in obtaining our OCC needs for Cowpens.

        Our corrugated manufacturing plants consume containerboard from our mills and from third parties. We use third party mills which are closer to our corrugated manufacturing plants to realize freight savings. Containerboard, which includes both linerboard and corrugating medium, is the principal raw material used to manufacture corrugated products. Linerboard is used as the inner and outer facings, or liners, of corrugated products. Corrugating medium is fluted and laminated to linerboard in corrugated plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued into produce corrugated products.

Energy

        Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil and bark and by-products of the manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, fuel oil has exhibited higher costs per thermal unit and more price volatility than natural gas and coal. During 2011, approximately 58% of our mills' purchased fuel needs were from coal, historically our lowest cost purchased fuel.

        We purchase coal under three contracts with fixed pricing through December 31, 2012.

        Approximately 80% of the electricity consumed by our North Charleston mill is generated on-site by our cogeneration facility. This facility was constructed in 1999.

        KapStone's corrugated product manufacturing plants primarily use boilers that produce steam which are used to power the corrugating machines. The majority of these boilers burn natural gas, although some also have the ability to burn fuel oil. Sheet plants use electricity for their main source of power.

Competition

        The markets in which we sell our products are highly competitive and comprised of many participants. We face significant competitors, including large, vertically integrated companies and numerous smaller companies.

        Our principal competitors with respect to sales of our unbleached kraft paper are a number of large, diversified paper companies, including International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Rock-Tenn Corporation and Packaging Corporation of America, all of which have greater financial resources than we do. We also compete with other regional manufacturers of these products. Our unbleached kraft paper products (other than our Durasorb® and Kraftpak® products) are each generally considered a commodity-type product and can be purchased from numerous suppliers and competition is based primarily on price.

        According to industry sources corrugated products are produced by about 575 U.S. companies operating approximately 1,245 plants. Most corrugated products are manufactured to the customer's specifications. Corrugated producers generally sell within a 200-mile radius of their plants and compete with other corrugated producers in their local market. In fact, the Fibre Box Association tracks industry data by 47 distinct market regions.

        Corrugated products businesses seek to differentiate themselves through pricing, quality, service and product design and innovation. We compete for both local and national account business, and we compete against producers of other types of packaging products. On a national level, our primary competitors include International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Rock-Tenn Corporation and Packaging Corporation of America. However, with our strategic focus on local and regional accounts, we also compete with the smaller, independent converters.

Intellectual Property

        The Company owns patents, licenses, trademarks and trade names on products. However, we do not believe that our intellectual property is material to our business and the loss of any or our intellectual property rights would not have a material adverse effect on our operations or financial condition.

Employees

        As of December 31, 2011, we have 2,715 employees. Of these, 802 employees are salaried and 1,913 are hourly. Approximately 53% of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW).

        Currently, there is a collective bargaining agreement in place with union employees in North Charleston through July 2012 and Roanoke Rapids through August 2013. We expect to begin negotiations to renew the North Charleston union contract soon.

        During 2011, we experienced no work stoppages and have experienced no instances of significant work stoppages in the five years prior to 2011. We believe we have good relations with our employees.

Environmental Matters

        Compliance with environmental requirements is a significant factor in our business operations. We commit substantial resources to maintaining environmental compliance and managing environmental risk. We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality and waste disposal. The most significant of these laws affecting us are:

  1.
  Resource Conservation and Recovery Act (RCRA)

  2.
  Clean Water Act (CWA)

  3.
  Clean Air Act (CAA)

  4.
  The Emergency Planning and Community Right-to-Know-Act (EPCRA)

  5.
  Toxic Substance Control Act (TSCA)

  6.
  Safe Drinking Water Act (SDWA)

        We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws and regulations. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition. Total capital costs for environmental matters were $0.3 million for 2011. We currently estimate 2012 environmental capital expenditures will be less than $1.0 million.

        We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2011, we maintained an environmental reserve of $1.8 million, which includes funds relating to on-site landfill and surface impoundments for our landfill obligations, which are accounted for in accordance with Accounting Standards Codification ("ASC") 410, Asset Retirement and Environmental Obligations. We believe these reserves are adequate.

        We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. We are not aware of any material claims of this type currently pending against us.

        While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

        In 2004, the U.S. Environmental Protection Agency (the "EPA") published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, which would require compliance in 2014. During 2011, the EPA determined that it would reconsider certain provisions of the Boiler MACT regulations and, in December 2011, the EPA published proposed rules containing changes to the March 2011 rules. The EPA may make further changes to the proposed rules. KapStone is currently assessing the impact of these regulations on its operations which could require significant modifications to one boiler. Due to the complexity of these regulations, and the potential for additional future regulatory or judicial modification to these regulations, the timing and amount of expenditures to be made by KapStone are uncertain, but could be significant during the period before compliance is required.

        In addition to Boiler MACT and greenhouse gas standards, the EPA has recently finalized a number of other environmental rules, including National Ambient Air Quality Standards for nitrogen oxide (NOx) and sulfur dioxide (SO2), which may impact the pulp and paper industry. The EPA also is revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance, capital expenditure requirements and operating costs could increase materially.

Available Information

        We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as required by Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through our Internet Website (www.kapstonepaper.com) as soon as is reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information contained in or incorporated into our Internet Website is not incorporated by reference herein.

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

Risks associated with our business

Changes in U.S. and global economic conditions could have an adverse effect on the profitability of some or all of our businesses.

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

        During the year ended December 31, 2011, no customer accounted for more than 10 percent of consolidated net sales. However, losses of key customers could significantly impact our business, results of operations, cash flows and financial position.

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

        As of December 31, 2011, we had approximately $355.3 million of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

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

        Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 600 employees at the North Charleston mill and 400 employees at the Roanoke Rapids mill . No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to Roanoke Rapids and North Charleston through August 2013 and July 2012, respectively. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect results of operations.

Our operations are global in nature, and accordingly our business, results of operations, cash flows and financial position could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 35 percent and 38 percent, respectively, of our 2011 and 2010 revenues were derived from export sales. As our international operations and activities expand, we face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        We are subject to environmental regulation by federal, state, and local authorities in the United States, including requirements that regulate discharge into the environment, waste management, and remediation of environmental contamination. Maintaining compliance with existing and new environmental laws may require capital expenditures.

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

We may be required to pay income taxes related to the Cellulosic biofuel tax credit.

        In August 2010, we received approval from the Internal Revenue Service for our registration as producer of cellulosic biofuel for the tax year 2009, which provides for a nonrefundable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for black liquor burned in early 2009 when the Company did not claim the alternative fuel mixture tax credit. We reflected a $21.0 million net tax benefit (net of U.S. Federal and state taxes) related to cellulosic biofuel in the Company's income tax provision for the year ended December 31, 2010. The Company expects to utilize this benefit beginning in 2012 to reduce federal income taxes. However, Congress is now considering changes to U.S. tax laws which may preclude the carry forward of the credit to future years.

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

        At December 31, 2011, our executive officers and directors owned 7.1 million shares of our common stock, or approximately 15.3 percent of our total outstanding common stock. Accordingly, our executive officers and directors may have some influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have some influence regarding the outcome of the election.

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

        Wood fiber including OCC is the principal raw material in many parts of the paper and packaging industry. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. These reductions have caused the closure of plywood and lumber operations in some of the geographic areas in which a target company might operate. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other causes, thereby reducing supply and increasing prices.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below provides a summary of our paper mills, the principal products produced and each mill's annual practical maximum capacity based upon all of our paper machines' production capabilities, as reported to the AF&PA:

Location	Products	Capacity (tons)
North Charleston, SC	Unbleached Kraft	870,000
Roanoke Rapids, NC	Unbleached Kraft	440,000
Cowpens, SC	Recycled containerboard	240,000

Total		1,550,000

        We have granted mortgages on all of our owned real property, including our paper mills, to secure our obligations under our senior secured credit facility.

        We own three of our 14 corrugated manufacturing plants. These plants are located in Georgia, Texas and Massachusetts and total 0.5 million square feet. The remaining 11 plant locations are leased. These plants are located in Georgia, New York, Kentucky, Iowa, Minnesota, Nebraska, North Dakota and Texas and total 2.1 million square feet. The majority of these leases expire in 2032. The equipment in the leased facilities is, in virtually all cases, owned by KapStone, except for forklifts, trailers and other rolling stock which are leased.

        We currently lease space for our corporate headquarters in Northbrook, Illinois. The lease for this facility expires in 2020.

        We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.    Legal Proceedings

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employments matters, personal injury claims, contractual disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.    Mine Safety Disclosure

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock was traded on the NASDAQ Global Market from May 29, 2007 through January 3, 2010 under the symbol "KPPC". Effective January 4, 2010, the Company's common stock began trading on the New York Stock Exchange ("NYSE") under the "KS" trading symbol. The following table sets forth the high and low bid information for the Company's common stock from January 1, 2010 through December 31, 2011, as reported by the NYSE.

	2011		2010
Quarter Ended	Low	High	Low	High
March 31	$15.08	$17.80	$8.08	$12.35
June 30	$14.37	$17.63	$10.00	$13.40
September 30	$12.66	$17.28	$10.25	$13.13
December 31	$13.18	$17.88	$12.01	$15.56

        At December 31, 2011, the closing share price on the NYSE was $15.74.

Number of Holders of Common Stock

        The number of beneficial holders of record of our common stock on December 31, 2011 was 4,250.

Dividends

        There were no cash dividends or other cash distributions made by us during the fiscal years 2011, 2010 or 2009. The Company's senior secured credit facility restricts the declaration or payment of cash dividends. The Company does not currently have plans to pay dividends.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock on December 31, 2006 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on December 31, 2006. The graph portrays total return, 2006-2011, assuming reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2011, 2010, 2009, 2008 and 2007.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

	Years Ended December 31,
In thousands, except per share amounts	2011	2010	2009	2008	2007
Statement of Income Data:
Net sales(1)	$906,119	$782,676	$632,478	$524,549	$256,795
Operating income(2)	$106,741	$68,703	$151,362	$50,656	$44,300
Net income(3)	$123,981	$65,041	$80,280	$19,665	$26,963
Basic net income per share	$2.68	$1.42	$2.32	$0.74	$1.08
Diluted net income per share	$2.61	$1.38	$2.29	$0.57	$0.75
Balance Sheet Data:
Cash and cash equivalents	$8,062	$67,358	$2,440	$4,165	$56,635
Total assets	$1,124,354	$719,727	$669,123	$727,190	$225,450
Long-term liabilities	$442,269	$185,539	$213,637	$419,545	$37,668
Total stockholders' equity	$546,278	$418,634	$348,790	$180,767	$144,185

(1)
2011 reflects the USC acquisition on October 31, 2011. 2008 reflects the CKD acquisition from MeadWestvaco on July 1, 2008.

(2)
2009 includes $164.0 million of alternative fuel mixture credits and $16.4 million from the gain on the sale of the dunnage bag business.

(3)
2011 includes a $63.0 million benefit from the reversal of the tax reserve for alternative fuel mixture credits.

        See Note 3 to Notes to Consolidated Financial Statements for USC acquisition information and Note 5 for information on the sale of the dunnage bag business.

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

        We have consummated three acquisitions since January 2007, including the USC acquisition consummated on October 31, 2011, as we drive towards our strategic objective of being a $2 billion revenue company by 2015. We continue to evaluate additional acquisition opportunities.

        Our operations had a strong year in 2011 producing a record 1.35 million tons of paper compared to 1.27 million tons in 2010. Our operating rate for the year increased to 102.7 percent up from 98.5 percent in 2010. Market driven price increases, occurring as a result of higher demand in 2011, increased our average selling prices by $41 per ton to $627. During 2011, we fully realized our 2010 announced price increase and partially realized our 2011 announced price increases for Kraftpak® and kraft paper.

        Some key highlights for 2011 include:

  •
  On January 4, 2011, we negotiated the early settlement of our contingent earn-out with IP relating to the KPB acquisition. We paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount which would have been settled in April 2012. There is no contingent earn-out for our CKD or USC acquisitions.

  •
  In October 2011, Forbes announced that they ranked KapStone 10th overall on their annual list of the 100 Best Small Companies according to the rankings included in their November 5, 2011 issue. Forbes determined the rankings based upon return on equity, growth of earnings and sales, and the relative stock performance of each company as compared with that of its peers over the past 12 months and over 5 years.

  •
  On October 31, 2011, we consummated the acquisition of U.S. Corrugated ("USC") from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. The assets primarily consisted of a recycled containerboard paper mill in Cowpens, South Carolina and fourteen box and corrugated sheet plants across the eastern and mid western United States. The acquisition was financed by cash on hand and by a new credit facility of $525.0 million consisting of a $375.0 million LIBOR based five-year term loan and a $150.0 million revolving credit facility. In connection with the transaction the Company paid off the remaining amount due under its prior credit facility. Consolidated net sales for the year ended December 31, 2011 include $58.4 million from the acquisition.

  •
  In December 2011, we recognized a $63.0 million tax benefit by reversing tax reserves related to alternative fuel mixture tax credits upon completion of the 2009 IRS examination.

Results of Operations for the Years Ended December 31, 2011, 2010, and 2009

        The following table compares results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
				% of Net Sales
			% Change
($ in thousands)	2011	2010		2011	2010
Net sales	$906,119	$782,676	15.8%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	628,613	565,185	11.2%	69.4	72.2
Depreciation and amortization	51,036	45,245	12.8%	5.6	5.7
Freight and distribution expenses	79,643	73,406	8.5%	8.7	9.4
Selling, general and administrative expenses	41,265	31,129	32.6%	4.6	4.0
Other operating income	1,179	992	18.9%	(0.1)	(0.1)

Operating income	106,741	68,703	55.4%	11.8	8.8
Foreign exchange loss	(319)	(666)	52.1%	(0.0)	(0.1)
Interest expense, net	6,081	5,403	12.5%	0.7	0.7

Income before income taxes	100,341	62,634	60.2%	11.1	8.0
Benefit for income taxes	(23,640)	(2,407)	882.1%	(2.6)	(0.3)

Net income	$123,981	$65,041	90.6%	13.7%	8.3%

        Net sales for the year ended December 31, 2011 were $906.1 million compared to $782.7 million for the year ended December 31, 2010, an increase of $123.4 million or 15.8 percent. Net sales in 2011 included two months (acquisition consummated on October 31, 2011) of USC sales which accounted for $58.4 million of the increase in net sales. Excluding the acquisition, the increase in net sales was driven by $50.5 million of higher average selling prices in 2011 compared to 2010 mainly due to full realization of price increases implemented in 2010 and in the first half of 2011. Average selling price per ton for 2011 was $627 compared to $586 for 2010. Net sales also increased by $11.8 million due to higher unit sales and $1.0 million of more favorable product mix partially offset by $2.2 million of lower lumber sales. Exchange rates positively impacted net sales by $3.9 million.

        The following represents the Company's tons of unbleached kraft paper sold:

	Year Ended December 31,
			Increase/ (Decrease)
Product Line (in tons):	2011	2010		%
Containerboard	672,933	650,224	22,709	3.5
Kraft paper	275,461	273,216	2,245	0.8
DuraSorb®	266,571	268,852	(2,281)	(0.8)
Kraftpak®	96,947	92,853	4,094	4.4

Tons of paper sold	1,311,912	1,285,145	26,767	2.1

        Tons of paper sold in 2011 was 1,311,912 tons compared to 1,285,145 tons in 2010, an increase of 26,767 tons or 2.1 percent. Containerboard sales volume increased 3.5 percent reflecting higher demand for lightweight grades. DuraSorb® sales volume declined (0.8) percent due to a reduction in export shipments, mainly in Asia. Kraftpak® sales volume increased 4.4 percent reflecting higher penetration in folding carton markets.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2011 was $628.6 million compared to $565.2 million for the year ended December 31, 2010, an increase of $63.4 million or 11.2 percent. Excluding $44.8 million of cost of sales for the sales of the acquired USC business, the increase in cost of sales was mainly due to a $22.2 million decrease in alternative fuel mixture tax credits (the tax credit expired December 31, 2009), $5.8 million due to inflation of input costs and $5.3 million of higher sales volume. Partially offsetting the increase in cost of sales was $11.9 million from productivity gains and other cost savings and $2.8 million of lower planned maintenance outage costs.

        Depreciation and amortization for the year ended December 31, 2011 totaled $51.0 million compared to $45.2 million for the same period in 2010. Excluding $2.2 million for the acquisition, the increase of $3.6 million was primarily due to $38.3 million of capital spending in 2010 and $0.8 million of accelerated depreciation in 2011.

        Freight and distribution expenses for the year ended December 31, 2011 totaled $79.6 million compared to $73.4 million for the year ended December 31, 2010, an increase of $6.2 million. Excluding $4.2 million for the addition of two months of USC's results, the increase was primarily due to $1.5 million of inflation on fuel costs and $1.1 million of higher sales volume partially offset by $0.6 million of lower warehousing costs.

        Selling, general and administrative expenses for the year ended December 31, 2011 totaled $41.3 million compared to $31.1 million in 2010. Excluding $4.5 million for the addition of two months of USC's results, the increase of $5.7 million reflects $3.3 million of acquisition related expenses, $1.0 million of higher incentive compensation and $1.4 million of other cost increases. As a percentage of net sales, selling, general and administrative expenses increased from 4.0 percent in 2010 to 4.6 percent in 2011.

        Foreign exchange losses for the years ended December 31, 2011 and 2010, were $0.3 million and $0.7 million, respectively. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

        Net interest expense for the years ended December 31, 2011 and 2010 was $6.1 million and $5.4 million, respectively. Interest expense reflects interest on the Company's senior credit agreement and amortization of debt issuance costs. Interest expense was $0.7 million higher in 2011 compared to 2010 due to higher term loan balances in the fourth quarter of 2011 as a result of entering into a new credit agreement in conjunction with the USC acquisition on October 31, 2011.

        The benefit for income taxes for the years ended December 31, 2011 and 2010 was $23.6 million and $2.4 million, respectively, reflecting an effective tax rate of (23.6) percent in 2011 compared to (3.8) percent in 2010. The higher benefit for income taxes in 2011 mainly reflects $63.0 million for the reversal of tax reserves relating to alternative fuel mixture tax credits upon completion of the 2009 IRS examination in the fourth quarter of 2011. The 2010 benefit for income taxes included a $21.0 million benefit related to the Cellulosic Biofuel credit and a refundable tax credit from the inorganic content of black liquor.

        The following table compares results of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
				% of Net Sales
			% Change
($ in thousands)	2010	2009		2010	2009
Net sales	$782,676	$632,478	23.7%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	565,185	355,088	59.2%	72.2	56.1
Depreciation and amortization	45,245	54,667	(17.2)%	5.7	8.6
Freight and distribution expenses	73,406	57,395	27.9%	9.4	9.1
Selling, general and administrative expenses	31,129	31,377	(0.8)%	4.0	5.0
Gain on sale of business	—	16,417	(100.0)%	—	(2.6)
Other operating income	992	994	(0.2)%	(0.1)	(0.1)

Operating income	68,703	151,362	(54.6)%	8.8	23.9
Foreign exchange gain (loss)	(666)	219	(404.1)%	(0.1)	—
Interest expense, net	5,403	19,164	(71.8)%	0.7	3.0

Income before income taxes	62,634	132,417	(52.7)%	8.0	20.9
Provision (benefit) for income taxes	(2,407)	52,137	(104.6)%	(0.3)	8.2

Net income	$65,041	$80,280	(19.0)%	8.3%	12.7%

        Net sales for the year ended December 31, 2010 were $782.7 million compared to $632.5 million for the year ended December 31, 2009, an increase of 23.7 percent. Net sales in 2010 were higher than in 2009 by $150.2 million, of which $60.8 million was due to higher average selling prices, $82.4 million was due to an 11.8 percent increase in volume due to increased demand from improving economic conditions, and $18.8 million was due to a more favorable product mix due to a lower percentage of export containerboard sales. Partially offsetting the increase in net sales was a decrease of $6.9 million due to the sale of the dunnage bag business in March 2009. Exchange rates negatively impacted net sales by $4.9 million.

        The following represents the Company's tons of unbleached kraft paper sold:

	Year Ended December 31,
			Increase/ (Decrease)
Product Line (in tons):	2010	2009		%
Containerboard	650,224	535,254	114,970	21.5
Kraft paper	273,216	236,827	36,389	15.4
DuraSorb®	268,852	294,902	(26,050)	(8.8)
Kraftpak®	92,853	82,612	10,241	12.4

Tons of paper sold	1,285,145	1,149,595	135,550	11.8

        Tons of paper sold in 2010 was 1,285,145 tons compared to 1,149,595 tons in 2009, an increase of 135,550 tons or 11.8 percent. Containerboard sales volume increased 21.5 percent reflecting higher demand for lightweight grades and a rebound in demand following the recession in 2009. Kraft paper volume increased 15.4 percent due to increased demand. DuraSorb® sales volume declined 8.8 percent due to lower volumes in Europe and Asia. Kraftpak® sales volume increased 12.4 percent reflecting higher penetration in folding carton markets.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2010 was $565.2 million compared to $355.1 million for the year ended December 31, 2009, an increase of $210.1 million or 59.2 percent. The increase in cost of sales was mainly due to a $141.8 million decrease in alternative fuel mixture tax credits (the tax credit expired December 31, 2009), $54.2 million due to volume and mix changes, $6.8 million related to the Charleston mill tri-annual planned maintenance outage, a $5.9 million increase in compensation and benefit costs as the Company reinstated certain benefits in January 2010 and $6.7 million due to inflation on input costs. Partially offsetting the increase in cost of sales was $5.3 million of lower costs due to the sale of the dunnage bag business.

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

        Net interest expense for the years ended December 31, 2010 and 2009 was $5.4 million and $19.2 million, respectively. Interest expense reflects interest on the Company's senior credit agreement and amortization of debt issuance costs. Interest expense was $13.8 million lower in 2010 compared to 2009 due to lower term loan balances, the extinguishment of senior notes and lower interest rates.

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

        For the year ended December 31, 2010, unbleached kraft segment net sales increased by $156.2 million, or 24.9 percent, to $782.7 million compared to $626.5 million for the year ended December 31, 2009. The increase in net sales was mainly due to $60.8 million of higher average selling prices, $82.4 million of higher sales volume resulting from an 11.8 percent increase in tons of paper sold, and $18.8 million of a more favorable product mix due to a lower percentage of export containerboard sales. Average revenue per ton for 2010 was $586 per ton, or $62 per ton higher than average revenue per ton in 2009 as market prices for kraft paper and containerboard increased throughout 2010 due to higher overall industry demand. Exchange rates negatively impacted net sales by $4.9 million.

        Unbleached kraft segment operating income decreased by $66.4 million, or 42.6 percent, to $89.5 million for the year ended December 31, 2010, compared to $155.9 million for the year ended December 31, 2009. Operating income decreased primarily due to $141.8 million from lower alternate fuel mixture tax credits (the tax credit expired on December 31, 2009), $6.8 million related to the Charleston mill tri-annual planned maintenance outage, $9.8 million of inflation on input and freight costs and $7.7 million of higher compensation and benefit expenses as the Company reinstated certain benefits in January 2010 that were previously suspended in early 2009 and $4.9 million due to foreign exchange rates. The decrease in operating income was partially offset by $60.8 million of higher average selling prices, $19.9 million from higher sales volume, $13.6 million of a more favorable product mix due to a lower percentage of export containerboard sales, $9.7 million of lower amortization expense related to an expired intangible asset and $0.5 million of lower bad debts.

        Operating income for the years ended December 31, 2010, and 2009 includes $21.6 million and $14.5 million, respectively, of expenses relating to the Company's planned maintenance outages. Operating income as a percentage of net sales decreased to 11.4 percent mainly due to lower alternative fuel mixture tax credits, the reinstatement of certain employee benefits and the planned maintenance outages partially offset by higher average selling prices.

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

Liquidity and Capital Resources

Acquisitions

        On October 31, 2011, we consummated the acquisition of USC from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. The assets consisted of a recycled containerboard paper mill in Cowpens, South Carolina and fourteen box and corrugated sheet plants across the eastern and mid western United States, trade accounts receivable, inventories and certain long-term assets. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. The acquisition was financed by cash on hand and by a new credit facility of $525.0 million consisting of a $375.0 million LIBOR based five-year term loan and a $150.0 million revolving credit facility. In connection with the transaction the Company paid off the remaining amount due under its prior credit facility.

        The new credit facility includes an accordion provision which allows the Company, subject to certain terms and conditions, to increase the commitments by up to $300.0 million and would be available for future acquisitions.

Credit Facilities

New Credit Agreement

        In connection with the USC acquisition on October 31, 2011, the Company entered into a credit agreement (the "New Credit Agreement") by and among KapStone, Kapstone Kraft Paper Corporation, as Borrower ("Borrower"), KapStone and all subsidiaries of Borrower from time to time party thereto, as Guarantors, the lenders from time to time thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The New Credit Agreement replaces the Company's existing Credit Agreement dated June 12, 2008, (the "Old Credit Agreement"), which was fully repaid and terminated.

        The New Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of $525.0 million (the "Credit Facility"), consisting of an initial term loan in an aggregate principal amount of $375.0 million (the "Initial Term Loan") and a revolving credit facility in an initial aggregate principal amount of $150.0 million (including a letter of credit sub-facility) (the

"Revolver"). The Credit Facility also includes an "accordion" feature which allows Borrower, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million. The proceeds of the Initial Term Loan were used, together with cash on hand, (i) to finance Borrower's acquisition of USC, (ii) to pay certain transaction fees and expenses of $13.8 million in connection with the acquisition of USC and entering into the New Credit Agreement, (iii) to repay certain existing KapStone indebtedness of $100.8 million and (iv) to provide for ongoing working capital requirements and general corporate purposes. The repayment of borrowings under the Credit Facility is guaranteed by KapStone and Borrower's domestic subsidiaries, and is secured by substantially all of the assets of KapStone, Borrower and such subsidiaries. A portion of the repayment of borrowings under the Credit Facility are guaranteed by Borrower's foreign subsidiaries.

        Depending on the type of borrowing by Borrower, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the "Unused Fee Rate"), which is currently 0.40%. Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2011, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for the Credit Facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%.

        The Credit Facility has a maturity date of October 31, 2016, but the outstanding amounts there under may be prepaid at any time without premium (except for certain customary break funding payments in connection with Eurodollar loans). Net cash proceeds (in excess of certain minimum threshold amounts) from certain asset dispositions, the sale or issuance of equity securities, and the incurrence or issuance of certain indebtedness are subject to certain mandatory prepayment provisions. The New Credit Agreement contains customary representations and warranties, conditions to borrowing and events of default, the occurrence of which would entitle lenders to accelerate the amounts outstanding.

Voluntary and Mandatory Prepayments

        For the year ended December 31, 2011, the Company made a $15.0 million voluntary prepayment. No mandatory prepayments were required under the New Credit Agreement.

Other Borrowing

        In 2011 and 2010, the Company entered into financing agreements of $2.3 million and $2.6 million, respectively, at an annual interest rate of 1.75 percent and 1.62 percent, respectively, for the annual property insurance premium. The agreements required the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1 of each year. As of December 31, 2011, there was no balance outstanding under the current agreement. The Company entered into a similar agreement in 2012 with similar terms and conditions.

Debt Covenants

        Under the financial covenants of the New Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the New Credit Agreement. On December 31, 2011, the maximum permitted leverage ratio was 3.50 to 1.00. On December 31, 2011, KapStone was in compliance with the New Credit Agreement with a leverage ratio of 1.83 to 1.00.

        The New Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the New Credit Agreement through the quarter ending December 31, 2011 the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On December 31, 2011, KapStone was in compliance with the New Credit Agreement with a fixed charge coverage ratio of 3.66 to 1.00.

        As of December 31, 2011, KapStone was in compliance with all applicable covenants in the New Credit Agreement.

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

        The alternative fuel mixture tax credit ("AFMTC") expired on December 31, 2009. As a result, no additional refunds were received in 2011. In December 2011, the Company recognized a $63.0 million tax benefit by reversing tax reserves related to alternative fuel mixture tax credits upon completion of the 2009 IRS examination.

Income Taxes

        Income taxes paid, net of refunds, were $0.3 million, ($13.2) million and ($11.3) million in 2011, 2010 and 2009, respectively.

        The Company expects to pay a higher amount of income taxes in 2012.

Sources and Uses of Cash

Years ended December 31 (dollars in thousands)	2011	2010	2009
Operating activities	$136,376	$136,076	$201,235
Investing activities	(423,863)	(35,180)	256
Financing activities	228,191	(35,978)	(203,216)

2011

        Cash and cash equivalents of $8.1 million at December 31, 2011 decreased by $59.3 million from December 31, 2010, reflecting cash provided by operations of $136.4 million and cash provided by financing activities of $228.2 million offset by cash used in investing activities of $423.9 million.

        Net cash provided by operating activities was $136.4 million due to $124.0 million of net income and $98.8 million of non-cash charges. Changes in operating assets and liabilities used $86.5 million of cash. Net cash provided by operating activities increased by $0.3 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a $58.9 million increase in net income and $71.5 million of higher non-cash charges partially offset by a $130.2 million increase in cash used in operating assets and liabilities. Non-cash charges increased by $71.5 million primarily due to $65.8 million of higher deferred income taxes. The $130.2 million increase of cash used in operating assets and liabilities was mainly due to a reversal of a $63.0 million tax reserve for the AFMTC, $13.2 million tax refund received in June 2010, $13.1 million of AFMTC payments received in the first six months of 2010 and $9.7 million of incentive compensation paid in 2011.

        Net cash used in investing activities includes $331.6 million for the USC acquisition, $49.7 million reflecting a contingent earn-out payment made to IP and $42.5 million of capital expenditures. Capital expenditures were mainly spent on equipment upgrades and replacements at the paper mills. Net cash used in investing activities increased by $388.7 million during the year ended December, 31 2011 compared to the year ended December 31, 2010 mainly due to the $331.6 million paid for the USC acquisition and $49.7 million contingent earn-out payment.

        Net cash provided by financing activities totaled $228.2 million reflecting $375.0 million of loan proceeds from the New Credit Agreement partially offset by the $114.9 million payoff of the Company's prior credit facility, $19.7 million of term loan repayments including a $15.0 million voluntary payment, and $13.8 million of debt issuance costs for the New Credit Agreement. Net cash provided by financing activities changed by $264.2 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 mainly due to the loan proceeds received under the New Credit Agreement partially offset by the payoff of the Company's prior credit facility and payment of debt issuance costs.

2010

        Cash and cash equivalents of $67.4 million at December 31, 2010 increased by $64.9 million from December 31, 2009, reflecting cash provided by operations of $136.1 million offset by cash used in investing activities of $35.2 million, and cash used in financing activities of $36.0 million.

        Net cash provided by operating activities was $136.1 million due to $65.0 million of net income and $27.3 million of non-cash charges. Changes in operating assets and liabilities also provided $43.7 million. Net cash provided by operating activities decreased by $65.1 million during the year ended December 31, 2010 compared to the year ended December 31, 2009 due to a $15.2 million reduction in net income, a $39.0 million decrease in non-cash charges primarily due to a $43.5 million decrease in deferred income taxes primarily from the benefit of the cellulosic biofuel tax credit, and a $10.9 million decrease in operating assets and liabilities.

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

        Net cash provided by operating activities was $201.2 million due to $80.3 million of net income and $83.3 million of non-cash charges offset by the gain on sale of the dunnage bag business of $16.4 million. Changes in operating assets and liabilities provided $54.1 million.

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

Future Cash Needs

        We expect that cash on hand at December 31, 2011 and cash generated from operating activities in 2012 and, if needed, the ability to draw from our $150.0 million revolving credit facility and our $300.0 million accordion provision will be sufficient to meet anticipated cash needs, which primarily consist of $15.2 million of debt service and interest, approximately $60.0 million of expected capital expenditures, $5.6 million of pension plan funding and any additional working capital or acquisition needs. At December 31, 2011, the Company did not utilize any borrowings under the revolving credit facility. The Company's remaining availability under the revolving credit facility was $142.0 million at December 31, 2011.

        On a long term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our revolving credit facility and accordion provision will be sufficient to meet long term obligations, which primarily consist of $377.5 million of debt service and interest which includes a $201.6 million final payment on our term loan in October 2016, capital expenditures of $55.0 to $60.0 million annually, annual defined benefit pension plan contributions, working capital needs and acquisitions.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other non-related entities or entered into any options on non-financial assets.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. KapStone believes our critical accounting policies are those described below. The Company's audit committee has reviewed the policies listed below. For a detailed discussion of these and other accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements.

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

        Stock Based Compensation Costs—The Company accounts for stock compensation expense in accordance with ASC 718, Compensation—Stock Compensation. The compensation expense for stock options is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for restricted stock is recorded on a straight-line basis over the awards' vesting periods. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimate.

Recent Accounting Pronouncements

        See Note 2 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011, ($000s):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Long-term debt(1)	$355,313	$6,094	$30,469	$39,844	$49,219	$229,687	$—
Interest on long-term debt(2)	37,375	9,099	8,676	7,877	6,854	4,869	—
Operating lease obligations(3)	121,373	10,976	9,392	8,226	7,567	7,254	77,958
Purchase obligations(4)	252,786	29,689	29,048	27,765	27,123	25,521	113,640
Minimum pension plan funding(5)	5,621	5,621	—	—	—	—	—

Total	$772,468	$61,479	$77,585	$83,712	$90,763	$267,331	$191,598

(1)
These obligations are reflected on our Consolidated Balance Sheet at December 31, 2011, in current portion of long-term debt and long-term debt net of current portion, as appropriate. See Note 11 of Notes to Consolidated Financial Statements.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2011. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2011.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2011.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2011. See Note 16 of Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV.

(5)
The Company's pension and postretirement liabilities total $10.8 million as of December 31, 2011. This minimum pension plan funding represents the Company's expected 2012 contributions and was determined in consultation with our actuary in accordance with IRS guidelines. See Note 12 of Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest Rates

        Under KapStone Kraft's New Credit Agreement, at December 31, 2011, we have an outstanding credit facility consisting of a term loan and revolving credit facility totaling $505.3 million. The initial term loan and the revolving credit facility have a maturity date of October 31, 2016. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the "Unused Fee Rate"), which is currently 0.40%. Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2011, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for the Credit Facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%.

        Changes in market rates may impact the base or LIBOR rate in our New Credit Agreement. For instance, if the bank's LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.6 million based upon our expected future monthly loan balances per our existing repayment schedule.

Commodity Prices

        We are exposed to price fluctuations of certain commodities used in production. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber, containerboard, fuel oil, natural gas, electricity and caustic soda. We purchase these materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices through December 31, 2012.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign Currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company used foreign currency forward contracts and foreign exchange forward contracts to manage some of the foreign currency exchange risks associated with foreign sales of its U.S. operations during 2010. Using such foreign currency forward contracts, the Company received or paid the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts were used to hedge the variability of exchange rates on the Company's cash flows. No such contracts were outstanding at December 31, 2011 and 2010.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Our management has excluded USC from its assessment of internal control over financial reporting as of December 31, 2011 as it was acquired by us in a stock purchase business combination on October 31, 2011. USC is a wholly-owned subsidiary whose total assets and total revenues represent 36.6% and 6.5%, respectively, of our consolidated financial statement amounts as of, and, for the year ended December 31, 2011. Under guidelines established by the Securities and Exchange Commission, companies are allowed to excluded acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about April 15, 2012 with the Securities and Exchange Commission ("SEC").

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2012 under the caption "Election of Directors," (ii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Election of Directors—What Committees has the Board of Directors Established?," (iii) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (iv) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2012 under the captions "Executive Compensation,"

"Compensation Discussion and Analysis," "Report of the Compensation Committee of the Board of Directors," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "2011 Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year End 2011," "Potential Payments upon Termination or Change-in-Control," and "2011 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2012 under the captions "Securities Authorized for Issuance Under Equity Compensation Plan", "Security Ownership of Management" and "Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2012 under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 15, 2012 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

(a)(2)    Financial Statement Schedule

        Certain financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)    Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation. Incorporated by reference to Annex A of the Registrant's Definitive Proxy Statement (DEFM 14A) filed on December 15, 2006.

2.2	Letter Amendment dated December 15, 2006 to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2007.

Exhibit No.		Description
2.3		Letter Amendment dated January 4, 2011 to Purchase Agreement, dated June 23, 2006, by and among International Paper Company, the Registrant, and KapStone Kraft Paper Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 4, 2011.

2.4		Asset Purchase Agreement dated April 4, 2008, among MeadWestvaco South Carolina LLC, MeadWestvaco Corporation, KapStone Paper and Packaging Corporation and Oak Acquisition, LLC. Incorporated by reference to the Registrant's Current Report on Form 8-K filed in April 7, 2008.

2.5		Agreement and Plan of Merger, dated as of September 22, 2011, by and among KapStone Kraft Paper Corporation, U.S. Corrugated Acquisition Inc., Pine Merger Corp., Dennis Dorian Mehiel, for purposes of Section 10.3, and Dennis Mehiel, for purposes of Section 10.3 and as the Representative. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 22, 2011.

3.1		Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007). Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 10, 2010.

3.2		Amended and Restated By-laws. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2009.

4.1		Specimen Common Stock Certificate. Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.

10.1		Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders. Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.

10.2	*	Amended and Restated 2006 Incentive Plan. Incorporated by reference to Appendix B of the Registrant's Definitive Proxy Statement filed on April 15, 2010.

10.3	*	Performance Incentive Plan of KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

10.4	*	Form of Restricted Stock Unit Agreement. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

10.5		Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from). Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

10.6		Credit Agreement, dated as of October 31, 2011, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank and TD Bank, as co-Documentation Agents. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 31, 2011.

10.10	*	2009 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Form S-8 filed on December 11, 2009.

14.0		Code of Ethics.

Exhibit No.	Description
21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

*
Management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 9, 2012	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 9, 2012	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
March 9, 2012	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 9, 2012	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Operating Officer and Director
March 9, 2012	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director
March 9, 2012	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director

March 9, 2012	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director
March 9, 2012	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
March 9, 2012	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
March 9, 2012	By:	/s/ S. JAY STEWART S. Jay Stewart, Director
March 9, 2012	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Our management has excluded U.S. Corrugated Acquisition Inc. (USC) from its assessment of internal control over financial reporting as of December 31, 2011 as it was acquired by us in a stock purchase business combination on October 31, 2011. USC is a wholly-owned subsidiary whose total assets and total revenues represent 36.6% and 6.5%, respectively, of our consolidated financial statement amounts as of, and, for the year ended December 31, 2011. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of U.S. Corrugated Acquisition Inc., which is included in the 2011 consolidated financial statements of KapStone Paper and Packaging Corporation and constituted $411.7 million and $339.8 million of total and net assets, respectively, as of December 31, 2011 and $58.4 million and $1.5 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of KapStone Paper and Packaging Corporation also did not include evaluation of the internal control over financial reporting of U.S. Corrugated Acquisition Inc.

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2011 and 2010, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation's internal controls over financial reporting as of December 31, 2011, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 9, 2012

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$8,062	$67,358
Trade accounts receivable, less allowance of $571 in 2011 and $1,205 in 2010	108,320	66,640
Other receivables	11,247	2,780
Inventories	110,054	73,324
Prepaid expenses and other current assets	4,207	2,751
Deferred income taxes	10,048	9,394

Total current assets	251,938	222,247

Plant, property and equipment, net	567,195	466,019
Other assets	4,313	3,996
Intangible assets, net	63,715	22,654
Goodwill	237,193	4,811

Total assets	$1,124,354	$719,727

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$6,094	$18,835
Accounts payable	81,051	55,504
Accrued expenses	21,217	22,986
Accrued compensation costs	27,445	18,229

Total current liabilities	135,807	115,554

Other liabilities:
Long-term debt, net of current portion	335,635	92,857
Pension and postretirement benefits	10,676	6,454
Deferred income taxes	84,316	17,917
Other liabilities	11,642	68,311

Total other liabilities	442,269	185,539

Commitments and contingencies
Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 46,449,695 shares issued and outstanding (40,000 treasury shares outstanding) at December 31, 2011 and 46,081,712 issued and outstanding at December 31, 2010 (40,000 treasury shares outstanding)	5	5
Additional paid-in capital	230,665	224,844
Retained earnings	318,068	194,087
Accumulated other comprehensive loss	(2,460)	(302)

Total stockholders' equity	546,278	418,634

Total liabilities and stockholders' equity	$1,124,354	$719,727

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Net sales	$906,119	$782,676	$632,478
Cost of sales, excluding depreciation and amortization	628,613	565,185	355,088
Depreciation and amortization	51,036	45,245	54,667
Freight and distribution expenses	79,643	73,406	57,395
Selling, general and administrative expenses	41,265	31,129	31,377
Gain on sale of business	—	—	16,417
Other operating income	1,179	992	994

Operating income	106,741	68,703	151,362

Foreign exchange gains/(losses)	(319)	(666)	219
Interest expense, net	6,081	5,403	19,164

Income before provision (benefit) for income taxes	100,341	62,634	132,417
Provision (benefit) for income taxes	(23,640)	(2,407)	52,137

Net income	$123,981	$65,041	$80,280

Weighted average number of shares outstanding:
Basic	46,287,183	45,854,237	34,675,804
Diluted	47,487,623	46,979,060	35,067,923
Net income per share:
Basic	$2.68	$1.42	$2.32

Diluted	$2.61	$1.38	$2.29

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2008	28,370,248	$3	$132,206	$48,766	$(208)	$180,767
Stock-based compensation expense	—	—	2,377	—	—	2,377
Exercises of warrants into common stock	17,043,376	2	85,215	—	—	85,217
Exercise of stock options	4,450	—	30	—	—	30
Comprehensive Income:
Net income	—	—	—	80,280	—	80,280
Pension and postretirement plan liability adjustments, net of tax of $(80)	—	—	—	—	119	119

Total Comprehensive Income						80,399

Balance—December 31, 2009	45,418,074	$5	$219,828	$129,046	$(89)	$348,790

Stock-based compensation expense	—	—	3,592	—	—	3,592
Restricted stock awards and payment of withholding taxes	122,433	—	(624)	—	—	(624)
Exercise of purchase option	348,393	—	—	—	—	—
Exercise of stock options	186,171	—	1,282	—	—	1,282
Excess tax benefit from stock-based compensation	—	—	585	—	—	585
Employee Stock Purchase Plan	6,641	—	70	—	—	70
Other	—	—	111	—	—	111
Comprehensive Income:
Net income	—	—	—	65,041	—	65,041
Pension and postretirement plan liability adjustments, net of tax of $111	—	—	—	—	(213)	(213)

Total Comprehensive Income						64,828

Balance—December 31, 2010	46,081,712	$5	$224,844	$194,087	$(302)	$418,634

Stock-based compensation expense	—	—	3,985	—	—	3,985
Restricted stock awards and payment of withholding taxes	133,365	—	(952)	—	—	(952)
Exercise of stock options	221,973	—	1,264	—	—	1,264
Excess tax benefit from stock-based compensation	—	—	1,332	—	—	1,332
Employee Stock Purchase Plan	12,645	—	192	—	—	192
Comprehensive Income:
Net income	—	—	—	123,981	—	123,981
Pension and postretirement plan liability adjustments, net of tax of $1,183	—	—	—	—	(2,158)	(2,158)

Total Comprehensive Income						121,823

Balance—December 31, 2011	46,449,695	$5	$230,665	$318,068	$(2,460)	$546,278

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net income	$123,981	$65,041	$80,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,036	45,245	54,667
Stock-based compensation expense	3,985	3,592	2,377
Excess tax benefit from stock-based compensation expense	(1,332)	(585)	—
Amortization of debt issuance costs	2,482	2,237	5,980
Loss on disposal of fixed assets	910	876	800
Deferred income taxes	41,766	(24,062)	19,459
Gain on sale of business	—	—	(16,417)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,679)	(8,232)	10,288
Other receivables	(2,722)	13,707	(13,398)
Inventories	(3,528)	(11,947)	23,465
Prepaid expenses and other current assets	(239)	12,696	446
Other assets	(639)	(624)	(1,031)
Accounts payable	(8,979)	3,357	10,641
Accrued expenses	(5,651)	2,186	(11,506)
Accrued compensation costs	3,424	10,510	(5,967)
Other liabilities	(64,439)	22,079	41,151

Net cash provided by operating activities	136,376	136,076	201,235

Investing activities
USC acquisition (net of cash acquired)	(331,632)	—	—
CKD acquisition	—	638	1,000
KPB acquisition earn-out payment	(49,700)	—	(3,977)
Proceeds from sale of business	—	—	34,898
Capital expenditures	(42,531)	(38,318)	(29,165)
Restricted cash	—	2,500	(2,500)

Net cash provided by (used in) investing activities	(423,863)	(35,180)	256

Financing activities
Proceeds from revolving credit facility	7,600	76,700	80,000
Repayments on revolving credit facility	(7,600)	(84,100)	(85,000)
Proceeds from long-term debt	375,000	—	—
Repayments of long-term debt and notes	(134,582)	(30,002)	(283,093)
Debt issuance costs paid	(13,819)	—	(370)
Proceeds from other current borrowings	2,273	2,564	—
Repayments on other current borrowings	(2,273)	(2,564)	—
Payment of withholding taxes on vested restricted stock awards	(952)	(624)	—
Proceeds from exercises of warrants into common stock	—	—	85,217
Proceeds from exercise of stock options	1,264	1,282	30
Excess tax benefits from stock-based compensation	1,332	585	—
Proceeds from issuance of shares to ESPP	192	70	—
Other	(244)	111	—

Net cash provided by (used in) financing activities	228,191	(35,978)	(203,216)

Net increase (decrease) in cash and cash equivalents	(59,296)	64,918	(1,725)
Cash and cash equivalents—beginning of year	67,358	2,440	4,165

Cash and cash equivalents—end of year	$8,062	$67,358	$2,440

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Formation, Basis of Presentation and Description of Business

        KapStone Paper and Packaging Corporation, or the "Company", produces and sells a variety of unbleached kraft paper in the United States and globally. The Company was incorporated on April 15, 2005 in Delaware.

        On October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Acquisition Inc. ("USC") from its stockholders by merger. The accompanying consolidated financial statements include the results of USC since the date of acquisition (see Note 3).

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. The accompanying consolidated financial statements include the results of the dunnage bag business through the date of sale (see Note 5).

        As a result of these transactions, the accompanying 2011 consolidated financial statements are not comparative to 2010 and 2009.

        Certain amounts have been reclassified to conform to current presentation.

        Principles of Consolidation—The consolidated statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included.

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

2. Significant Accounting Policies

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Cost of Sales—Cost of sales is determined on a first-in first-out basis and includes material, labor and overhead costs but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper and packaging manufacturing process are reflected as a reduction to cost of sales. Income from sales of by-products is derived primarily from the sale of tall oil, hardwood, turpentine and waste bales to third parties. During 2011, 2010 and 2009, cost of sales was reduced by $16.0 million, $15.5 million and $11.5 million, respectively.

        Freight and distribution expenses—Freight and distribution include shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Alternative Fuel Mixture Tax Credit—The Company has elected to take the alternative fuel mixture tax credit as an excise tax credit and not as a reduction of federal income taxes payable; and accordingly, credits earned are reflected in operating income versus income tax expense. The amount of alternative fuel mixture tax credit earned is based on the volume of black liquor burned in the Company's production process. Black liquor is a raw material used in the production process and is recognized on the consolidated balance sheet within inventory. The Company's accounting policy for alternative fuel mixture tax credits earned was determined by the fuel tax credits' direct link to the manufacturing process. Accordingly, credits earned during the reporting period are reflected as a reduction of the cost basis of inventory and therefore capitalized at the end of the period for inventory on hand. As products are sold, the credits are included in the income statement as a reduction to cost of goods sold. The tax credit expired on December 31, 2009 (see Note 6).

        Planned Maintenance Outage Costs—The Company recognizes the cost of major maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. Other maintenance costs are expensed as incurred. The Company performs annual planned maintenance outages at its Roanoke Rapids and Cowpens mills. The Charleston mill has a tri-annual planned maintenance outage which occurred during the year ended December 31, 2010. Costs of approximately $18.8 million, $21.6 million and $14.5 million related to planned maintenance outages are included in cost of sales for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

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

        No customer accounted for more than 10 percent of consolidated net sales in 2011, 2010 and 2009. In order to mitigate credit risk, the Company obtains letters of credit for certain export customers.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2011, and 2010 the allowance for doubtful accounts totaled $0.6 million and $1.2 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company had bad debt expenses of less than $0.1 million, $0.1 million and $0.6 million, respectively. For the year ended December 31, 2011, the Company wrote off $1.2 million of uncollectible accounts.

        Foreign Currency Transactions—The Company invoices certain European customers in Euros. Balance sheet accounts for such transactions are translated into U.S. dollars at the year-end rate of exchange and statements of income items are translated at the weighted average exchange rates for the period. Gains and losses arising from these transactions are included foreign exchange gains / (losses) within the Consolidated Statements of Income.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loan is a financial liability with a fair value that approximates its carrying value of $355.3 million (see Note 11).

        Inventories—Inventories are valued at the lower of cost or market; whereby, cost includes all direct and indirect materials, labor, and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method. Replacement parts and other supplies are stated using the average cost method. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges of inventory measured at the book value of the item exchanged.

        Plant, Property, and Equipment, net—Plant and equipment is stated at cost less accumulated depreciation. Property, plant and equipment acquired in acquisitions were recorded at fair value on the date of acquisition. Depreciation is computed using the straight-line method over the assets' estimated useful lives. The range of estimated useful lives is as follows:

Years
Land Improvements	3 - 25
Buildings	11 - 40
Machinery and equipment	3 - 30
Furniture and office equipment	5 - 10
Computer hardware and software	3 - 5

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Goodwill and Intangible Assets—Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. For all periods presented, the Company's reporting unit is consistent with its operating segment. The Company estimates the fair value of a reporting unit principally based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. These assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter and did not result in an impairment charge.

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

        Income Taxes—The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

when it is more likely than not to be sustained on its technical merits. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes.

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method. For the years ended December 31, 2011, 2010 and 2009, $2.5 million, $2.2 million, $6.0 million, respectively, of debt issuance costs have been amortized and recognized within net interest expense.

        Stock Based Compensation Expense—The Company accounts for employee stock and stock based compensation in accordance with ASC 718, Compensation—Stock Compensation. Accordingly, compensation expense for the fair value of stock options, as determined on the date of grant, is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for the fair value of restricted stock units, as determined on the date of grant, is recorded on a straight-line basis over the awards' vesting periods. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimate.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities", which requires entities to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and will be applied retrospectively. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-09, "Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80)", which require an employer to provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer plans. The guidance became effective for the Company in its December 31, 2011 year-end reporting and resulted in additional disclosures related to the Company's participation in multiemployer pension plans, which are not material to its consolidated financial statements (see Note 12).

        In September 2011, the FASB issued ASU No. 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends current goodwill impairment testing guidance. The new guidance allows an entity to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to perform the quantitative test if it determines that it is more likely than not that its fair value exceeds its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 2011 and early adoption is permitted. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income," which amends current comprehensive income presentation guidance. The new guidance requires an entity to present comprehensive income in either a single continuous statement containing both net income and other comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05", to defer the effective date of the requirement to present items that are reclassified out of accumulated other comprehensive income to net income. All other requirements in ASU No. 2011-05 are effective for annual and interim reporting periods beginning after December 15, 2011 and should be applied retrospectively. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," which amends 820, "Fair Value Measurement". The amended guidance clarifies the application of existing fair value measurement requirements and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect the implementation of this standard to have a material impact on the consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-29, "Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations," to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company implemented this standard in conjunction with its acquisition of U.S. Corrugated Acquisition, Inc. ("USC") on October 31, 2011. The standard did not have a material impact on the consolidated financial statements.

3. USC Acquisition

        On October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Acquisition Inc. ("USC") from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. USC was a privately-held corporation which, through its subsidiaries, operated a recycled containerboard paper mill in Cowpens, South Carolina and 20 converting facilities across the eastern and mid western United States. Six of such converting facilities (and certain related assets) were disposed of by USC prior to closing and were not acquired by the Company. The assets acquired consisted of a recycled containerboard paper mill in Cowpens, South Carolina and fourteen box and corrugated sheet plants across the eastern and mid western United States, trade accounts receivable, inventories and certain long-term assets. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities.

        The acquisition was financed by cash on hand and by a new credit facility of $525.0 million consisting of a $375.0 million LIBOR based five-year term loan and a $150.0 million revolving credit

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

3. USC Acquisition (Continued)

facility. A portion of the proceeds was used to redeem $100.8 million of term loans under the Company's old credit agreement dated June 12, 2008, and to pay $13.8 million of financing fees. See Note 11, "Debt", for more information on the new credit agreement.

        The USC business was deemed an attractive acquisition candidate based upon meeting the Company's objectives of being a North American-based, profitable company in the paper and packaging industry and for its synergies with the Company's existing operations.

        USC acquisition related costs for due diligence, advisory and legal services were expensed as incurred. These costs were $2.7 million for the year ended December 31, 2011 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Income.

        The USC acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations and the accompanying consolidated financial statements include the results of USC since October 31, 2011. The Company estimated the fair value of the assets and liabilities of USC at the time of acquisition and used third-party appraisals to determine the fair market value for tangible and intangible assets. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary subject to final review of appraisals for plant, property and equipment, intangible assets such as customer relationships, certain supply contracts, certain assumed liabilities and valuation of deferred income taxes.

        The following table summarizes the acquisition consideration:

Purchase price, net of cash acquired	$330,000
Working capital adjustments	1,632

Total acquisition consideration	$331,632

        The following table summarizes the preliminary allocation of acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Trade accounts receivable	$38,001
Other receivable	5,745
Inventories	33,202
Prepaid expenses and other current assets	754
Plant, property and equipment	106,532
Other assets	634
Intangible assets	45,400
Goodwill	182,682
Deferred tax asset	3,404
Accounts payable	(34,526)
Accrued expenses	(3,876)
Accrued compensation costs	(5,792)
Deferred income taxes	(36,982)
Other liabilities	(3,546)

Total acquisition consideration	$331,632

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

3. USC Acquisition (Continued)

        The acquisition of USC resulted in the recognition of $182.7 million of goodwill and will not be deductible for tax purposes. Goodwill represents expected synergies with the Company's existing operations which include growth of new and existing customers, elimination of corporate overhead redundancies, logistical improvements and mitigation of the risk of mill downtime.

        The following table summarizes the acquired intangible asset and the respective fair value and estimated useful life at the date of acquisition:

	Estimated Useful Life In Years	Fair Value
Customer relationships	10	$45,400

Total fair value of intangible assets		$45,400

        The fair value of the intangible assets is amortized on a straight-line basis over the remaining useful life.

        The estimated amortization expense for the next five years is as follows:

2012	$4,540
2013	4,540
2014	4,540
2015	4,540
2016	4,540
Thereafter	21,943

        Since the October 31, 2011 acquisition date, the Company's consolidated statement of income for 2011 includes $58.4 million of net sales and $1.5 million of net operating income from USC.

        The following unaudited pro forma consolidated results of operations assume that the acquisition of USC occurred as of January 1, 2010. The unaudited pro forma consolidated results includes the accounting effects of the business combination, including the application of the Company's accounting policies, amortization of intangible assets and depreciation of property, plant and equipment related to fair value adjustments, interest expense on acquisition related debt, elimination of intercompany sales and income tax effects of the adjustments. The pro forma adjustments are directly attributable to the USC acquisition, factually supportable and are expected to have a continuing impact on the Company's combined results. Unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Net sales	$1,225,575	$1,141,007
Net income	$128,047	$66,293

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. KPB Acquisition Earn-out Payment

        On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company relating to the Company's 2007 acquisition of the Kraft Papers Business ("KPB"). The Company paid $49.7 million to settle this liability in January 2011, approximately $5.3 million less than the maximum contractual amount that the Company could have been required to pay had it settled the earn-out payment in April 2012 under the original contract terms. The payment, representing additional acquisition consideration, was recorded as an addition to goodwill during the quarter ended March 31, 2011. The Company amended its Senior Credit Agreement to allow for the early settlement of the earn-out and paid an amendment fee of $0.2 million.

5. Sale of Dunnage Bag Business

        On March 31, 2009, the Company consummated the sale of its dunnage bag business to Illinois Tool Works Inc. ("ITW") for $36.0 million less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to lower its debt and focus on its core business. The Company realized a $16.4 million gain on the sale of the dunnage bag business. As a result of the sale, the Company incurred an earn-out liability of $4.0 million in accordance with the asset purchase agreement dated June 23, 2006 with International Paper Company.

6. Alternative Fuel Mixture Tax Credit

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

        In March 2009, the Internal Revenue Service ("IRS") approved the Company's registration as an alternative fuel mixer. The Company generated refund claims totaling $178.3 million for the year ended December 31, 2009, covering fuel used at its Charleston mill from January 29th through December 31, 2009 and at its Roanoke Rapids mill from February 14th through December 31, 2009. This amount was reflected as a credit to cost of sales in the Consolidated Statements of Income.

        The Company earned an additional $7.9 million alternative fuel mixture tax credit during 2009 based on a U.S. Internal Revenue Service Advice Memorandum released on March 12, 2010 which indicated that the portion of inorganic content included in the fuel burned was eligible for a $0.50 per gallon refund. The Company had excluded this amount when submitting refunds during 2009. Inorganic content represented about 4 percent of the total gallons burned in 2009. The Company received $7.9 million from the IRS related to the inorganic content in 2010. This amount plus $14.3 million deferred in inventory at December 31, 2009 was reflected as a credit to cost of sales in the Consolidated Statements of Income for the year ended December 31, 2010. The tax credit expired on December 31, 2009.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

7. Inventories

        Inventories consist of the following at December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Raw materials	$46,926	$18,988
Work in process	1,780	967
Finished goods	36,747	33,056
Replacement parts and supplies	24,601	20,313

Total inventories	$110,054	$73,324

        At December 31, 2011 and 2010, finished goods inventory included inventory consigned to third parties totaling $4.1 million and $5.3 million, respectively.

8. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Land and land improvements	$28,956	$25,228
Buildings and leasehold improvements	46,071	26,349
Machinery and equipment	633,559	508,362
Construction-in-progress	21,156	22,739

	729,742	582,678
Less accumulated depreciation and amortization	162,547	116,659

Plant, property and equipment, net	$567,195	$466,019

        Depreciation expense for the years ended December 31, 2011, 2010, and 2009, was $47.0 million, $41.7 million and $41.3 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill and intangible assets for the years 2011 and 2010:

	Goodwill	Intangible Assets, Net
Balances at December 31, 2009	$5,449	$26,198
Amortization expense	—	(3,544)
CKD acquisition adjustment	(638)	—

Balances at December 31, 2010	$4,811	$22,654
Amortization expense	—	(4,339)
KPB acquisition earn-out payment	49,700	—
USC acquisition	182,682	45,400

Balances at December 31, 2011	$237,193	$63,715

        Intangible assets other than goodwill include the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived trademarks	$27,700	$(12,120)	$15,580	$27,700	$(8,657)	$19,043
Customer lists and relationships	47,504	(1,175)	46,329	2,104	(294)	1,810
Lease, contracts and other	15,943	(14,137)	1,806	15,943	(14,142)	1,801

Total	$91,147	$(27,432)	$63,715	$45,747	$(23,093)	$22,654

        Estimated amortization expense for the next five years, beginning with 2012, is as follows: $8.2 million, $8.4 million, $8.3 million, $8.3 million, and $6.6 million. At December 31, 2011, the weighted average remaining useful life for trademarks is 5.5 years; customer relationships is 10 years; other contractual agreements is 23 years; and for intangible assets in total is 9 years.

10. Accrued Expenses

        Accrued expenses consist of the following at December 31, 2011 and 2010, respectively:

	December 31,
	2011	2010
Accrued taxes other than income	$4,081	$7,673
Accrued energy costs	5,673	4,700
Other accruals	11,463	10,613

Total accrued expenses	$21,217	$22,986

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Debt

        Debt at December 31, 2011 and 2010, are summarized as follows:

	December 31,
	2011	2010
Term loan under New Credit Agreement with interest payable monthly at LIBOR plus 2% at December 31, 2011	$355,313	$—
Term A loan under Old Credit Agreement with interest payable monthly at LIBOR plus 1.5% at December 31, 2010	—	107,974
Term B loan under Old Credit Agreement with interest payable monthly at LIBOR plus 3.5% at December 31, 2010	—	6,921
Revolving credit facility	—	—

Sub-total	355,313	114,895
Less current portion of debt	(6,094)	(18,835)
Less unamortized debt issuance costs	(13,584)	(3,203)

Total debt, net of current portion	$335,635	$92,857

        The principal portion of debt at December 31, 2011 becomes due as follows:

Total
Fiscal year ending:
2012	$6,094
2013	30,469
2014	39,844
2015	49,219
2016	229,687

Total	$355,313

        The Company incurred approximately $13.8 million of debt issuance costs associated with the New Credit Agreement, which is being amortized over a five-year period using the effective interest method.

        Interest paid was $3.8 million, $3.3 million and $20.0 million, in 2011, 2010 and 2009, respectively.

New Credit Agreement

        In connection with the USC acquisition on October 31, 2011, the Company entered into a credit agreement (the "New Credit Agreement") by and among KapStone, Kapstone Kraft Paper Corporation, as Borrower ("Borrower"), KapStone and certain subsidiaries of Borrower from time to time party thereto, as Guarantors, the lenders from time to time thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The New Credit Agreement replaces the Company's existing Credit Agreement dated June 12, 2008, (the "Old Credit Agreement"), which was fully repaid and terminated.

        The New Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of $525.0 million (the "Credit Facility"), consisting of an initial term loan in an

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Debt (Continued)

aggregate principal amount of $375.0 million (the "Initial Term Loan") and a revolving credit facility in an initial aggregate principal amount of $150.0 million (including a letter of credit sub-facility) (the "Revolver"). The Credit Facility also includes an "accordion" feature which allows Borrower, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million. The proceeds of the Initial Term Loan were used, together with cash on hand, (i) to finance Borrower's acquisition of USC, (ii) to pay certain transaction fees and expenses of $13.8 million in connection with the acquisition of USC and entering in to the New Credit Agreement, (iii) to repay $100.8 million of existing KapStone indebtedness and (iv) to provide for ongoing working capital requirements and general corporate purposes. The repayment of borrowings under the Credit Facility is guaranteed by KapStone and Borrower's domestic subsidiaries, and is secured by substantially all of the assets of KapStone, Borrower and such subsidiaries. A portion of the repayment of borrowings under the Credit Facility are guaranteed by Borrower's foreign subsidiaries.

        Depending on the type of borrowing by Borrower, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the "Unused Fee Rate"), which is currently 0.40%. Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2011, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for the Credit Facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%.

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

        In accordance with its debt agreements, the Company's availability under its Revolving Credit Facility of $142.0 million has been reduced by the amount of standby letters of credit issued of $8.0 million as of December 31, 2011. These letters of credit were used as security for certain contractual commitments and workers' compensation obligations. These letters of credit expire at various dates through 2012.

        Borrowings under the revolving credit facility can be used for working capital and other general corporate purposes.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. Debt (Continued)

Debt Covenants

        The Company's New Credit Agreement contains, among other provisions, covenants with which we must comply while they are in force. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on its assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

        Under the financial covenants of the New Credit Agreement, we must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing our debt by the rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments as defined in the New Credit Agreement. On December 31, 2011, the maximum permitted leverage ratio is 3.50 to 1.00 and continues through September 30, 2012. From December 31, 2012 through September 30, 2013 the maximum permitted leverage ratio is 3.25 to 1.00. Thereafter, the maximum permitted leverage ratio is 3.00 to 1.00. On December 31, 2011, the Company was in compliance with the New Credit Agreement with a leverage ratio of 1.83 to 1.00.

        The New Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing our twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments, as defined by the New Credit Agreement, less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the New Credit Agreement the fixed charge coverage ratio is required to be at least 1.25 to 1.00. On December 31, 2011, the Company was in compliance with the New Credit Agreement with a fixed charge coverage ratio of 3.66 to 1.00.

        As of December 31, 2011, the Company was in compliance with all other applicable covenants in the New Credit Agreement.

Fair Value of Debt

        At December 31, 2011 the fair value of the Company's debt approximates the carrying value of $335.3 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

        In 2011 and 2010, the Company entered into financing agreements of $2.3 million and $2.6 million, respectively, at an annual interest rate of 1.75 and 1.62 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of December 31, 2011, there was no balance outstanding under the current agreement.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Pension and Postretirement Benefits

        The Company and its subsidiaries have a defined benefit retirement plan ("Plan") for eligible hourly employees. Benefits are based on years of credited service and stated dollar level multipliers for each year of service. We also sponsor postretirement plans which provide certain medical and life insurance benefits ("other benefits") to qualifying employees.

        We recognize the funded status of our plans in the consolidated balance sheets. We also recognize as a component of accumulated other comprehensive loss, the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.

        The changes in benefit obligations and Plan assets at December 31, 2011 and 2010 were:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$14,288	$9,483	$1,588	$2,714
Service cost	3,375	2,859	33	111
Interest cost	814	564	84	160
Plan amendment	—	1,043	—	(1,885)
Actuarial loss (gain)	3,570	398	(256)	562
Participant contributions	—	—	87	44
Benefits paid	(159)	(59)	(83)	(118)

Benefit obligation at end of year	$21,888	$14,288	$1,453	$1,588

Change in Plan Assets
Fair value of plan assets at beginning of year	$9,255	$6,267	$—	$—
Actual return on plan assets	282	803	—	—
Employer contributions	3,129	2,244	(4)	73
Participant contributions	—	—	87	45
Benefits paid	(159)	(59)	(83)	(118)

Fair value of plan assets at end of year	$12,507	$9,255	$—	$—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The funded status and amounts recognized in our consolidated balance sheets at December 31, 2011 and 2010 were:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Funded Status at End of Year	$(9,381)	$(5,033)	$(1,453)	$(1,588)

Amounts Recognized in Consolidated Balance Sheets
Accrued expenses	$—	$—	$(178)	$(240)
Other noncurrent liabilities	(9,381)	(5,033)	(1,275)	(1,348)

Net amount recognized	$(9,381)	$(5,033)	$(1,453)	$(1,588)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Total net (gain) loss	$4,558	$529	$437	$759
Prior service cost	498	1,063	(1,686)	(1,885)

Total	$5,056	$1,592	$(1,249)	$(1,126)

Weighted-Average Actuarial Assumption used to Determine Projected Benefit Obligations at December 31, 2011 and 2010
Discount rate	4.64%	5.75%	4.64%	5.75%

        The accumulated benefit obligation for the defined benefit pension plan was $21.9 million and $14.3 million at December 31, 2011 and 2010, respectively.

        Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Service cost	$3,375	$2,859	$2,839	$33	$111	$112
Interest cost	814	564	373	84	160	167
Expected return on plan assets	(740)	(514)	(153)	—	—	—
Amortization of prior service cost (benefit)	564	40	—	(200)	—	(58)
Amortization of net (gain) loss	—	—	—	66	(535)	—

Benefit cost—Company plans	4,013	2,949	3,059	(17)	(264)	221
Pension benefit cost—multi-employer plan	11	—	—	—	—	—

Total benefit cost	$4,024	$2,949	$3,059	$(17)	$(264)	$221

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates is not material to total service and interest costs and the postretirement benefit obligation.

        In conjunction with the USC acquisition, the Company also participates in a multiemployer defined benefit plan for which the Company is not the sponsor. The expense for this plan, which approximated the total funding, is included above in the components of pension benefit cost. At December 31, 2011, the estimated withdrawal liability is $3.5 million and would only be incurred if the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

Company withdrew from the Plan. In accordance with ASC 715, Compensation—Retirement Benefits, this potential liability is not recognized in the Company's Consolidated Balance Sheets.

        Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Net actuarial (gain) loss	$4,028	$109	$(256)	$562
Prior service cost (benefit)	—	1,043	—	(1,885)
Amortization of prior service (cost) benefit	(564)	(40)	200	—
Amortization of net gain (loss)	—	—	(66)	535

Net amount recognized	$3,464	$1,112	$(122)	$(788)

        Weighted-Average Actuarial Assumptions Used to Determine Net Expense

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.75%	6.00%	6.00%	5.75%	6.00%	6.00%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—

        The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$369	$(200)
Net actuarial loss	215	44

        For pension plans, accumulated actuarial gains and losses in excess of 10 percent of the accumulated benefit obligation and prior service cost are amortized over the average future service period.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

  Plan Assets

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$—	$2,421	$—	$2,421
U.S. mid cap growth	—	294	—	294
U.S. small-cap	—	307	—	307
International funds	—	973	—	973
Debt securities:
Corporate bonds	—	7,768	—	7,768
Mortgage-backed bonds	—	744	—	744

Total assets	$—	$12,507	$—	$12,507

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$—	$1,465	$—	$1,465
U.S. mid cap growth	—	193	—	193
U.S. small-cap	—	203	—	203
International funds	—	601	—	601
Debt securities:
Corporate bonds	—	6,768	—	6,768
Mortgage-backed bonds	—	25	—	25

Total assets	$—	$9,255	$—	$9,255

        Level 1 assets are valued based on quoted prices in active markets for identical securities. Level 2 assets are valued based on other significant observable inputs including quoted prices for similar securities, yield curves, indices, etc. The Level 2 assets listed above consist primarily of commingled equity investments where values are based on the net asset value of the underlying investments held, individual fixed income securities where values are based on quoted prices of similar securities and observable market data, and commingled fixed income investments where values are based on the net asset value of the underlying investments held. Level 3 assets are those where the fair value is determined based on unobservable inputs.

        To develop the expected long-term rate of return on plan assets assumption for the pension plans, the Company considers the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The Company's pension plan weighted-average asset allocations and target asset allocations at December 31, 2011 and 2010, by asset category were as follows:

	2011	2010	Target Allocation
Equity Securities	32%	27%	32%
Debt Securities	68%	73%	61%
Real Estate	—%	—%	7%
Other	—%	—%	—%

Total	100%	100%	100%

        The Company's investment strategy reflects the expectation that equity securities will outperform debt securities over the long term. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company's Investment Policy guidelines. The strategy is implemented utilizing assets from the categories listed.

        The investment goals are to provide a total return that, over the long term, increases the ratio of plan assets to liabilities subject to an acceptable level of risk. This is accomplished through diversification of assets in accordance with the Investment Policy guidelines. Investment risk is mitigated by periodic rebalancing between asset classes as necessitated by changes in market conditions within the Investment Policy guidelines.

        The Company currently anticipates making contributions of approximately $5.6 million to the Plan in 2012. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change. The Company anticipates making minimal contributions to the postretirement plan in 2012.

        The following table presents estimated future gross benefit payments for the Company's plans:

	Pension Benefits	Benefit Payments
2012	$380	$178
2013	490	130
2014	610	123
2015	740	57
2016	910	35
Succeeding 5 years	7,660	145

  Defined Contribution Plan

        Certain employees are covered under a defined contribution plan. The expense related to this plan was $7.3 million, $5.6 million, and $4.1 million in 2011, 2010, and 2009, respectively. Effective, October 31, 2011, employees of USC are included in the Company's defined contribution plan.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes

        The Company's U.S. federal statutory tax rate is 35.0 percent for each of 2011, 2010 and 2009. The Company's effective tax rate for the years ended December 31, 2011, 2010, and 2009 was (23.6) percent, (3.8) percent and 39.4 percent, respectively. Substantially all income was earned in the United States.

        The Company's provision (benefit) for income taxes for the years ended December 31, 2011, 2010, and 2009 consists of the following:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(52,358)	$18,879	$27,367
State	(13,048)	2,776	5,311

Total current	(65,406)	21,655	32,678

Deferred:
Federal	$40,062	$(24,950)	$15,945
State	1,704	888	3,514

Total deferred	41,766	(24,062)	19,459

Total provision (benefit) for income taxes	$(23,640)	$(2,407)	$52,137

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.3	2.9	4.0
Manufacturing deduction	—	(1.8)	—
Alternative fuel mixture tax credit	—	(4.4)	—
Cellulosic biofuel tax credit	—	(33.0)	—
Resolution of federal tax uncertainty	(62.3)	—	—
Other	0.4	(2.5)	0.4

Effective tax rate	(23.6)%	(3.8)%	39.4%

        Income taxes paid, net of refunds, were $0.3 million, ($13.2) million and ($11.3) million in 2011, 2010 and 2009, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2011 and 2010, for the Company are as follows:

	December 31,
	2011	2010
Deferred tax assets resulting from:
Trade accounts receivable	$207	$578
Inventories	2,321	4,979
Accrued compensation costs	6,582	5,226
Acquisition transaction costs	1,167	1,304
Pension and postretirement benefits	3,660	2,487
Stock based compensation	3,205	2,410
Tax credits carry-forward	36,024	34,316
Intangible assets	2,965	6,476
Net operating loss carry-forwards	10,440	—
Capital loss carry-forwards	9,753	—
Other liabilities	2,823	205
Accrued expenses and other	2,412	797

Total deferred tax assets	81,559	58,778

Valuation allowance	(9,753)	—

Net deferred tax assets	$71,806	$58,778

Deferred tax liabilities resulting from:
Prepaid expenses	(1,374)	(1,294)
Tax depreciation in excess of book depreciation	(108,038)	(65,430)
Intangible assets	(17,706)	—
Plant, property and equipment	(13,866)	—
Goodwill	(5,090)	(577)

Total deferred tax liabilities	$(146,074)	(67,301)

Net deferred tax liabilities	$(74,268)	$(8,523)

        The Company has a $9.8 million valuation allowance against deferred tax assets relating to capital loss carry-forwards, acquired through the USC acquisition, for which the ultimate realization of future benefits is uncertain.

        The Company has a $24.8 million federal net operating loss carry-forward which is available to reduce future taxable income and expires in 2030. The Company has $41.9 million state tax net operating loss carry-forward which is available to reduce future taxable income in various state jurisdictions and expires between 2014 and 2030.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes (Continued)

        At December 31, 2011 and 2010, the Company had the following net deferred tax (liabilities) / assets on the Consolidated Balance Sheets:

	December 31,
	2011	2010
Current deferred tax assets, net	$10,048	$9,394
Non current deferred tax (liabilities) assets, net	(84,316)	(17,917)

Total deferred tax (liabilities) assets, net	$(74,268)	$(8,523)

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

        The following is a reconciliation of the total amount of unrecognized tax benefits:

	December 31,
	2011	2010
Unrecognized tax benefits at beginning of year	$66,958	$62,509
Gross increase—tax positions prior period	—	—
Gross decrease—tax positions prior period	(61,981)	(528)
Gross increase—tax positions current period	—	4,977
Settlement	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits at end of year	$4,977	$66,958

        In the quarter ended December 31, 2011, the IRS completed its examination of the Company's 2007 through 2009 income tax returns and as a result the Company reversed a $62.0 million tax reserve plus $1.0 million of accrued interest related to alternative fuel mixture tax credits.

        Total unrecognized tax benefits as of December 31, 2011 and December 31, 2010 were $5.0 million and $67.0 million, respectively. As of December 31, 2011, $5.0 million would impact the effective tax rate if recognized. Total accrued interest and penalties as of December 31, 2011 and December 31, 2010, were approximately less than $0.1 million and $0.7 million, respectively. As of December 31, 2011 and December 31, 2010, unrecognized tax benefits and related accrued interest of $5.0 million and $67.7 million, respectively, were included in other liabilities in the accompanying Consolidated Balance Sheets.

        In August 2010, the Internal Revenue Service ("IRS") approved the Company's registration as a producer of cellulosic biofuel for the tax year 2009. With this registration, the Company applied for a nonrefundable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for the black liquor burned in early 2009 when the Company did not claim the alternative fuel mixture tax credit. A

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. Income taxes (Continued)

$21.0 million net tax benefit (net of U.S. federal and state taxes) related to cellulosic biofuel was reflected in the Company's income tax provision for the year ended December 31, 2010. The Company reported $33.9 million as a deferred tax asset as of December 31, 2011 and December 31, 2010, respectively, in the Consolidated Balance Sheets which is available to offset taxable income in future years and expires in 2015.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax year is 2010 and years 2008 through 2010 relating to USC. The Internal Revenue Service is currently auditing the USC income tax return for 2009. The Company is subject to examination by various state jurisdictions for years 2008 through 2010.

14. Stockholder's equity

Common Stock Warrants

        In connection with the Company's initial public offering, on August 19, 2005, the Company sold 20,000,000 units ("Units") for a gross price of $6.00 per Unit. Each Unit consisted of one share of the Company's common stock, $0.0001 par value, and two warrants. Each warrant entitled the holder to purchase from the Company one share of common stock at an exercise price of $5.00 with an expiration date of August 17, 2009. For the year ended December 31, 2009, 17.0 million common stock warrants were exercised with proceeds totaling $85.2 million. On August 17, 2009, 19.5 million warrants expired and were forfeited.

Employee Stock Purchase Plan

        In December 2009 the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The Plan allows for employees to purchase shares of company stock at a five percent discount from market price. A total of 500,000 shares are reserved for future awards. A total of 12,645 shares and 6,641 shares were issued under the ESPP for the years ended December 31, 2011 and December 31, 2010, respectively.

Common Stock Reserved for Issuance

        At December 31, 2011, approximately 2.4 million shares of common stock were reserved for issuance including 1.9 million shares for stock awards and 0.5 million shares for the ESPP.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation

Share-Based Plan

        On May 27, 2010, stockholders approved the Amended and Restated 2006 Incentive Plan ("Incentive Plan") to increase the maximum shares of common stock available for issuance under the 2006 Plan to 5.7 million shares. As of December 31, 2011, approximately 1.9 million shares were reserved for granting additional stock options, restricted stock awards or stock appreciation rights. If any award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the shares of stock subject to the Award shall be available for additional grants under the Incentive Plan. The number of shares available under the Incentive Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company and any subsidiary corporations. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option Awards granted under the Incentive Plan are exercisable for a period fixed by the Administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        The Company's Compensation Committee approves all stock awards. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Years Ended December 31,
	2011	2010	2009
Stock option compensation expense	$2,234	$2,023	$1,376
Restricted stock compensation expense	1,751	1,569	1,001

Total stock-based compensation expense	$3,985	$3,592	$2,377

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Unrecognized stock option compensation cost	$1,648	$1,742
Unrecognized restricted stock compensation cost	1,687	1,557

Total unrecognized stock-based compensation cost	$3,335	$3,299

        As of December 31, 2011, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.5 years and 1.8 years, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        ASC 718 requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow, as previously required. The Company recognized excess tax benefits of $1.3 million and $0.6 million for the years ended December 31, 2011 and December 31, 2010, respectively. The Company did not recognize any excess tax benefits in 2009.

Stock Options

        In 2011, 2010 and 2009 the Company's Compensation Committee granted stock options totaling 285,461, 450,098 and 829,702, respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50% after two years and the remaining 50% after three years. Stock options granted in 2011, 2010 and 2009 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding at December 31, 2008	1,346,347	6.87
Granted	829,702	3.70
Exercised	(4,450)	9.25
Lapsed (forfeited or cancelled)	(9,522)	6.85

Outstanding at December 31, 2009	2,162,077	5.66
Granted	450,098	11.36
Exercised	(186,171)	6.88
Lapsed (forfeited or cancelled)	(5,528)	4.91

Outstanding at December 31, 2010	2,420,476	6.62
Granted	285,461	16.61
Exercised	(221,973)	5.70
Lapsed (forfeited or cancelled)	(10,090)	6.50

Outstanding at December 31, 2011	2,473,874	7.86	6.67	$19,742

Exercisable at December 31, 2011	1,360,141	6.07	5.39	$13,149

        The weighted average fair value of the KapStone stock options granted in 2011, 2010 and 2009 was $7.65, $4.90 and $1.79, respectively. The fair value of awards granted in 2011, 2010 and 2009 was $2.2 million, $2.2 million and $1.5 million, respectively. The fair value was calculated using the Black-Scholes option pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected volatility assumption is based on volatility of related industry stocks. The Company uses the "simplified method", defined in SEC Staff

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

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

        The assumptions utilized for determining the fair value of stock options awarded during the years 2011, 2010 and 2009 are as follows:

	December 31,
	2011	2010	2009
Weighted average expected volatility	45.2%	41.5%	47.0%
Weighted average expected term (years)	5.94	5.94	6.25
Risk-free interest rate	2.5%	2.4%	2.3%
Expected dividend yield	—%	—%	—%

Restricted Stock

        In 2011, 2010 and 2009 the Company's Compensation Committee granted restricted stock units of 114,199, 166,534 and 219,864, respectively, to executive officers and employees as compensation for service. Company directors received awards in 2011 and 2010. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of the Company's common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        The following table summarizes non-vested restricted stock amounts and activity:

	Shares/Units	Weighted Average Grant Price
Outstanding at December 31, 2008	368,903	$6.88
Granted	219,864	3.70
Vested	—	—
Forfeited	(3,098)	6.84

Outstanding at December 31, 2009	585,669	$5.68
Granted	166,534	11.36
Vested	(172,750)	6.76
Forfeited	(1,780)	4.95

Outstanding at December 31, 2010	577,673	$7.00
Granted	114,199	16.61
Vested	(191,685)	6.98
Forfeited	(3,792)	6.85

Outstanding at December 31, 2011	496,395	$9.22

        The fair value of awards granted in 2011, 2010 and 2009 was $1.9 million, $1.9 million and $0.8 million, respectively. The fair value of awards vested in 2011 and 2010 was $1.3 million and $1.2 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Commitments and Contingencies

Commercial Commitments

        KapStone's commercial commitments as of December 31, 2011 represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. As of December 31, 2011, KapStone had $8.0 million of these commitments, with all expiring in 2012 if not renewed. No amounts have been drawn under these letters of credit.

Legal claims

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employments matters, personal injury claims, contractual disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

Operating Leases

        In conjunction with the USC acquisition, the Company leases space for eleven of its corrugated manufacturing plants with the majority of space leased through 2032. The leases include a provision for a one percent rate increase beginning in 2020.

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ending December 31,
2012	$10,976
2013	9,392
2014	8,226
2015	7,567
2016	7,254
Thereafter	77,958

Total	$191,598

        The Company's rental expense under operating leases amounted to $6.6 million, $4.7 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)

Purchase Obligation

        In conjunction with the CKD acquisition, the Company entered into a long-term fiber supply agreement with MWV. Pursuant to the agreement, the Company will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements for a period of 15 years and expiring in 2023. The purchases are based on market prices and are accounted for as raw materials. The Company purchased approximately $45.8 million, $41.7 million and $35.2 million of materials in accordance with the agreement for years ended December 31, 2011, 2010 and 2009, respectively.

17. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2011	2010	2009
Net income as reported	$123,981	$65,041	$80,280
Weighted average number of common shares for basic net income per share	46,287,183	45,854,237	34,675,804
Incremental effect of dilutive common stock equivalents:
Common stock warrants	—	—	—
Underwriter's purchase option	—	54,212	15,051
Unexercised stock option awards	879,590	721,385	119,592
Unvested restricted stock awards	320,850	349,226	257,476

Weighted average number of shares for diluted net income per share	47,487,623	46,979,060	35,067,923

Net income per share—basic	$2.68	$1.42	$2.32
Net income per share—diluted	$2.61	$1.38	$2.29

        In August 2009, 17.0 million warrants were exercised and converted into common stock. The 19.4 million remaining warrants expired. Prior to this date in 2009, warrants were not included in the computation of diluted net income per share because the warrants conversion price of $5.00 was below the market price of the Company's stock.

        A total of 21,497 unexercised stock options were outstanding at December 31, 2011, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

18. Performance Incentive Plan

        In May 2008 shareholders approved the KapStone Paper and Packaging Performance Incentive Plan ("PIP"). The PIP, effective January 1, 2009, provides for annual incentive awards to executive officers and other participating employees. The PIP is to promote the interests of the Company and its stockholders by providing an incentive for participating employees to meet specified performance goals. The PIP rewards outstanding performance by those individuals whose decisions and actions affect the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

18. Performance Incentive Plan (Continued)

sustainable growth, profitability and efficient operation of the Company. The performance criteria set forth in the PIP are intended to align the interests of participating employees with the interests of stockholders.

        For the years ended December 31, 2011 and 2010, incentive compensation expense related to the PIP totaled $9.7 million and $8.7 million, respectively. Due to economic conditions in early 2009, the Company temporarily suspended the PIP and no incentive compensation was paid or accrued for the year ended December 31, 2009.

19. Segment Information

        The Company has one reportable segment, unbleached kraft. The Company produces unbleached kraft paper which is sold to customers who convert our products into end-market finished products. In conjunction with the USC acquisition, the Company began selling corrugated packaging products, produced using unbleached kraft products, including conventional shipping containers used to protect and transport manufactured goods and multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In the table below, Other represents the Company's former dunnage bag business, which was sold on March 31, 2009.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19. Segment Information (Continued)

        The Company's reportable and operating segment is based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with ASC 805, Segment Reporting. Corporate expenses that benefit the entire organization are charged to the operating segment.

	Years Ended December 31,
Operating Segment (In thousands):	2011	2010	2009
Net sales:
Unbleached kraft	$906,119	$782,676	$626,450
Other	—	—	6,927
Elimination of intersegment sales	—	—	(899)

Total	$906,119	$782,676	$632,478

Net sales to external customers:
Unbleached kraft	$906,119	$782,676	$625,551
Other	—	—	6,927

Total	$906,119	$782,676	$632,478

Operating income/(loss):
Unbleached kraft	$131,545	$89,521	$155,904
Other	—	—	748
Gain on sale of business	—	—	16,417
Corporate	(24,804)	(20,818)	(21,707)

Total	$106,741	$68,703	$151,362

Depreciation and amortization:
Unbleached kraft	$48,393	$42,870	$52,687
Other	—	—	101
Corporate	2,643	2,375	1,879

Total	$51,036	$45,245	$54,667

Capital spending:
Unbleached kraft	$40,411	$37,034	$26,347
Other	—	—	—
Corporate	2,120	1,284	2,818

Total	$42,531	$38,318	$29,165

Total assets (at December 31, 2011 and 2010):
Unbleached kraft	$1,098,266	$632,891
Corporate	26,088	86,836

Total	$1,124,354	$719,727

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

19. Segment Information (Continued)

        Net sales for the years ended December 31, 2011, 2010 and 2009, are as follows:

	Years Ended December 31,
	2011	2010	2009
Net sales:
To customers located in the United States	$589,646	$482,459	$393,133
Export sales to foreign based customers	316,473	300,217	239,345

Total	$906,119	$782,676	$632,478

        No foreign country accounted for more than 10 percent of consolidated net sales in 2011, 2010 and 2009.

20. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for fiscal 2011 and 2010. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
Fiscal 2011 (In thousands):	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$206,738	$214,786	$215,842	$268,753
Gross profit(1)	$34,467	$39,184	$38,525	$34,651
Operating income	$25,449	$30,608	$30,097	$20,587
Net income(2)	$15,131	$18,159	$16,495	$74,196
Net income per share:
Basic	$0.33	$0.39	$0.36	$1.60
Diluted	$0.32	$0.38	$0.35	$1.56

(1)
Gross profit in the quarter ended December 31, 2011 includes planned maintenance outage costs of $11.1 million.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

20. Quarterly Financial Information (Unaudited) (Continued)

(2)
Net income in the quarter ended December 31, 2011 includes a reversal of tax reserves of $63.0 million relating to the alternative fuel mixture tax credit.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts (In thousands):

Year ended:	Balance at beginning of year	Charged to Expense	Deductions(1)	Balance at end of year
December 31, 2011	$1,205	$29	$(663)	$571
December 31, 2010	$1,217	$124	$(136)	$1,205
December 31, 2009	$2,421	$594	$(1,798)	$1,217

(1)
2011 includes $1.2 million of accounts written off and a $0.6 million allowance associated with the USC acquisition. 2010 includes recoveries of amounts previously written off. 2009 reflects a $0.1 million allowance associated with dunnage bag business which was sold and $1.7 million of accounts written off.