Form 10-Q
period 2012-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2012-05-02
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 46,546,808 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 26, 2012, excluding 40,000 shares held as treasury shares.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,066	$8,062
Trade accounts receivable, less allowance of $281 in 2012 and $571 in 2011	114,462	108,320
Other receivables	7,176	11,247
Inventories	113,218	110,054
Prepaid expenses and other current assets	7,590	4,207
Deferred income taxes	10,048	10,048
Total current assets	272,560	251,938

Plant, property and equipment, net	563,952	567,195
Other assets	4,515	4,313
Intangible assets, net	61,302	63,715
Goodwill	237,553	237,193
Total assets	$1,139,882	$1,124,354

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,125	$6,094
Other current borrowings	2,477	—
Accounts payable	80,096	81,051
Accrued expenses	19,439	21,217
Accrued compensation costs	16,805	27,445
Accrued income taxes	2,275	—
Total current liabilities	134,217	135,807

Other liabilities:
Long-term debt, net of current portion	329,418	335,635
Pension and postretirement benefits	9,939	10,676
Deferred income taxes	89,562	84,316
Other liabilities	11,569	11,642
Total other liabilities	440,488	442,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 46,546,808 shares issued and outstanding (40,000 treasury shares outstanding) at March 31, 2012 and 46,449,695 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2011	5	5
Additional paid-in capital	233,934	230,665
Retained earnings	333,631	318,068
Accumulated other comprehensive loss	(2,393)	(2,460)
Total stockholders’ equity	565,177	546,278

Total liabilities and stockholders’ equity	$1,139,882	$1,124,354

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net sales	$299,843	$206,738
Cost of sales, excluding depreciation and amortization	214,074	142,651
Depreciation and amortization	15,176	11,791
Freight and distribution expenses	25,743	17,829
Selling, general and administrative expenses	17,572	9,306
Other operating income	198	288
Operating income	27,476	25,449

Foreign exchange gain/(loss)	120	290
Interest expense, net	3,279	1,097
Income before provision for income taxes	24,317	24,642
Provision for income taxes	8,754	9,511
Net income	$15,563	$15,131

Other comprehensive income	—	—
Total comprehensive income	$15,563	$15,131

Weighted-average number of shares outstanding:
Basic	46,491,626	46,093,852
Diluted	47,841,371	47,454,574
Net income per share:
Basic	$0.33	$0.33
Diluted	$0.33	$0.32

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$15,563	$15,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,176	11,791
Stock-based compensation expense	2,313	1,758
Excess tax benefit from stock-based compensation expense	(445)	(66)
Amortization of debt issuance costs	906	410
Loss on disposal of fixed assets	68	126
Deferred income taxes	6,202	7,135
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,766)	(7,228)
Other receivables	4,071	39
Inventories	(3,208)	(1,115)
Prepaid expenses and other current assets	(3,383)	(2,139)
Other assets	(225)	(31)
Accounts payable	(955)	(678)
Accrued expenses and other	(2,426)	(6,056)
Accrued compensation costs	(10,375)	(7,066)
Accrued income taxes	2,275	443
Net cash provided by operating activities	19,791	12,454

Investing activities
USC acquisition	(314)	—
KPB acquisition earn-out payment	—	(49,700)
Capital expenditures	(10,905)	(4,678)
Net cash used in investing activities	(11,219)	(54,378)

Financing activities
Proceeds from revolving credit facility	38,000	7,600
Repayments on revolving credit facility	(38,000)	(7,600)
Repayments of long-term debt	—	(4,709)
Proceeds from other current borrowings	3,398	2,273
Repayments on other current borrowings	(921)	(617)
Proceeds from the exercises of stock options	420	178
Proceeds from issuance of shares to ESPP	90	97
Loan amendment costs	—	(244)
Excess tax benefit from stock-based compensation	445	66
Net cash provided by (used in) financing activities	3,432	(2,956)

Net increase (decrease) in cash and cash equivalents	12,004	(44,880)
Cash and cash equivalents-beginning of period	8,062	67,358
Cash and cash equivalents-end of period	$20,066	$22,478

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

2.                                      Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which amends current comprehensive income presentation guidance. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles and International Financial Reporting Standards, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. As a result of the implementation of this standard, the Company has adopted this provision in fiscal 2012 and modified the presentation of the Consolidated Statements of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement”. The amended guidance clarifies the application of existing fair value measurement requirements and expands the disclosures for fair value measurements that use significant unobservable (Level 3) inputs. In addition to expanding the disclosures for Level 3 measurements, the guidance requires new disclosures for any — not just significant — transfers between quoted prices (Level 1) inputs and significant observable (Level 2) inputs of the fair value hierarchy and the hierarchy classification for assets and liabilities whose fair value is disclosed only in the footnotes, such as loans carried at amortized cost whose fair values are required to be disclosed as well. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2011. As a result of the implementation of this standard, the Company has adopted this provision in fiscal 2012; however, there was no material impact on the consolidated financial statements.

3.                                      USC Acquisition

On October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Inc. (“USC”) from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. On March 9, 2012 KapStone reached an agreement with USC on the final calculation of Merger Consideration and paid an additional $0.3 million which was allocated to acquisition consideration.

The following table summarizes the acquisition consideration:

Purchase price, net of cash acquired	$330,000
Working capital adjustments	1,946
Total acquisition consideration	$331,946

The USC acquisition was accounted for in accordance with the provisions of ASC 805, “Business Combinations,” and the accompanying consolidated financial statements include the results of USC since October 31, 2011. The Company estimated the fair value of the assets and liabilities of USC at the time of acquisition and used third-party appraisals to determine the fair market value for tangible and intangible assets. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The allocation is not final as the review of the fair value of deferred income tax assets and liabilities and certain other acquired assets and liabilities is in process.

The following table summarizes the preliminary allocation of acquisition consideration to the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Trade accounts receivable	$38,377
Other receivables	5,745
Inventories	33,159
Prepaid expenses and other current assets	754
Plant, property and equipment	106,082
Other assets	634
Intangible assets	45,000
Goodwill	183,042
Deferred income tax asset	3,404
Accounts payable	(34,526)
Accrued expenses	(3,660)
Accrued compensation costs	(5,526)
Deferred income taxes	(36,432)
Other liabilities	(4,107)
Total acquisition consideration	$331,946

4.                                      Inventories

Inventories consist of the following at March 31, 2012 and December 31, 2011, respectively:

	(Unaudited)
	March 31,	December 31,
	2012	2011
Raw materials	$49,106	$46,926
Work in process	1,815	1,780
Finished goods	36,810	36,747
Replacement parts and supplies	25,487	24,601
Inventories	$113,218	$110,054

5.                                      Debt

Debt Covenants

The Company’s New Credit Agreement contains, among other provisions, covenants with which we must comply while the agreement is in force. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of March 31, 2012, the Company was in compliance with all applicable covenants in the New Credit Agreement.

Fair Value of Debt

At March 31, 2012 the fair value of the Company’s debt approximates the carrying value of $342.5 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

In 2012 and 2011, the Company entered into financing agreements of $3.4 million and $2.3 million, respectively, at an annual interest rate of 2.00 and 1.75 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of March 31, 2012, there was $2.5 million outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

6.                                      Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 36.0 percent and 38.6 percent, respectively. The effective tax rate decreased in 2012 due to a higher expected benefit from the domestic manufacturing deduction. The differences between the effective tax rate and the federal statutory tax rate for the quarters ended March 31, 2012 and 2011 are due to the impact of state tax, net of the federal benefit and the domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of March 31, 2012 is $5.0 million and is unchanged from December 31, 2011. Unrecognized tax benefits of $5.0 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open tax year is 2010.

7.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows ($000’s except for share and per share data):

	Three Months Ended March 31,
	2012	2011
Net income as reported	$15,563	$15,131
Weighted-average number of common shares for basic net income per share	46,491,626	46,093,852
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	947,121	927,451
Unvested restricted stock awards	402,624	433,271

Weighted-average number of shares for diluted net income per share	47,841,371	47,454,574

Net income per share — basic	$0.33	$0.33

Net income per share — diluted	$0.33	$0.32

Unexercised stock options to purchase a total of 0.1 million shares were outstanding during the three month period ended March 31, 2012, but were not included in the computation of diluted earnings per share because the options were antidilutive.

8.                                      Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three months ended March 31, 2012 and 2011 for the Pension Plan is as follows:

	Three Months Ended March 31,
	2012	2011

Service cost for benefits earned during the quarter	$1,024	$844
Interest cost on projected benefit obligations	252	203
Expected return on plan assets	(234)	(185)
Amortization of net (gain)/loss	54	—
Amortization of prior service cost	92	141
Net pension cost — Company plan	1,188	1,003
Net pension cost — multi-employer plan	17	—
Total net pension cost	$1,205	$1,003

KapStone funds the Pension Plan according to IRS funding requirements. Based on those limitations, KapStone funded $1.8 million for the three months ended March 31, 2012 and expects to fund an additional $2.3 million to the Pension Plan in 2012.

Defined Contribution Plan

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions. For the three months ended March 31, 2012 and 2011, the Company recognized expense of $2.8 million and $2.0 million, respectively. Effective October 31, 2011, former USC employees are included in the Contribution Plan.

9.                                      Stock-Based Compensation

On March 7, 2012, the Compensation Committee of the board of directors approved stock awards to executive officers, certain employees and directors. The 2012 awards included 310,847 stock option grants and 124,341 restricted stock units.

The Company accounts for stock awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011

Stock option compensation expense	$1,308	$951
Restricted stock unit compensation expense	1,005	807
Total stock-based compensation expense	$2,313	$1,758

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011

Unrecognized stock option compensation cost	$3,489	$1,648
Unrecognized restricted stock compensation cost	3,070	1,687
Total stock-based compensation cost	$6,559	$3,335

As of March 31, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.0 years and 1.6 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon the retirement of a grantee of such stock options who has reached the age 65. The stock options awarded in 2012 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($19.75 for the 2012 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in March 2012 was $10.38. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The expected volatility assumption is based on the volatility of KapStone stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Three Months Ended March 31,
	2012	2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	56.52%	45.24%
Expected life (years)	5.98	5.94
Risk-free interest rate	1.10%	2.47%
Expected dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	Thousands)
Outstanding at January 1, 2012	2,473,874	$7.86	6.7	$19,742
Granted	310,847	19.75	9.9
Exercised	(91,104)	4.61
Forfeited	—	—
Outstanding at March 31, 2012	2,693,617	$9.34	6.8	$27,916
Exercisable at March 31, 2012	1,269,037	$6.18	5.1	$17,160

For the three months ended March 31, 2012, cash proceeds from the exercise of stock options totaled $0.4 million.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted Average Grant
	Units	Price
Outstanding at January 1, 2012	496,395	$9.22
Granted	124,341	19.75
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	620,736	$11.33

10.                               Contingencies

We are subject to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of these matters, based on our assessment of the facts and circumstances now known, we do not believe that these matters will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period. There have been no changes since December 31, 2011.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2011 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligations, to update its statements as a result of new information, future events or otherwise.

The Company has one reportable segment as of March 31, 2012. The Company manufactures and sells unbleached kraft paper and corrugated products.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2012

and the Three Months Ended March 31, 2011

	Three Months Ended March 31,		Increase/
(in thousands of U.S. dollars):	2012	2011	(Decrease)
Net sales	$299,843	$206,738	$93,105
Cost of sales, excluding depreciation and amortization	214,074	142,651	71,423
Depreciation and amortization	15,176	11,791	3,385
Freight and distribution expenses	25,743	17,829	7,914
Selling, general and administrative expenses	17,572	9,306	8,266
Other operating income	198	288	(90)
Operating income	27,476	25,449	2,027
Foreign exchange gain /(loss)	120	290	(170)
Interest expense, net	3,279	1,097	2,182
Income before provision for income taxes	24,317	24,642	(325)
Provision for income taxes	8,754	9,511	(757)
Net income	$15,563	$15,131	$432

Net sales for the quarter ended March 31, 2012 were $299.8 million compared to $206.7 million for the first quarter of 2011, an increase of $93.1 million or 45.0 percent. The increase in net sales was driven by the USC acquisition which accounted for $94.6 million. Excluding the acquisition, net sales decreased by $1.5 million due to $2.3 million reflecting a less favorable product mix and $1.6 million due to lower average selling prices in the first quarter of 2012 compared to the first quarter of 2011. Net sales increased by $2.8 million mainly due to higher volume. Average selling prices decreased primarily due to lower export containerboard prices partially offset by higher kraft paper prices announced in 2011. Average selling price per ton for the quarter ended March 31, 2012 was $608 compared to $618 for the prior year’s quarter. Exchange rates negatively impacted net sales by $0.4 million.

The following represents the Company’s tons of paper sold by product line:

	Three Months Ended March 31,		Increase/
Product Line:	2012	2011	(Decrease)%
Domestic containerboard	106,577	92,721	13,856	14.9
Export containerboard	79,763	74,215	5,548	7.5
Kraft paper	61,986	70,963	(8,977)	(12.7)
Durasorb®	57,616	60,939	(3,323)	(5.5)
Kraftpak ®	23,668	24,535	(867)	(3.5)
Tons of paper sold	329,610	323,373	6,237	1.9

Tons of paper sold for the quarter ended March 31, 2012 was 329,610 tons compared to 323,373 tons for the quarter ended March 31, 2011, an increase of 6,237 tons or 1.9 percent. Domestic containerboard sales increased 14.9 percent reflecting the impact of the acquisition and higher sales of lightweight containerboard. Export containerboard sales increased by 7.5 percent due to higher demand. Kraft paper sales decreased 12.7 percent reflecting increased competition and a transfer of volumes to lightweight containerboard grades. Durasorb® sales declined 5.5 percent due to lower demand in Asia and Europe.

Corrugated product sales for the quarter ended March 31, 2012 totaled 1.5 billion square feet compared to none for the quarter ended March 31, 2011. The increase in corrugated product sales was driven by the USC acquisition which closed in the fourth quarter of 2011.

The following represents a summary of tons of paper sold and produced by the Company:

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)%
Tons of paper sold to third parties	329,610	323,373	6,237	1.9
Tons transferred to converting plants	65,934	—	65,934	100.0
Inventory change	58	2,012	(1,954)	97.1
Tons of paper produced	395,602	325,385	70,217	21.6

The 70,217 increase in tons of production in the first quarter of 2012 includes 60,840 tons from the USC acquisition and 9,377 tons from higher operating rates and one extra day of production.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2012 was $214.1 million compared to $142.7 million for the first quarter of 2011, an increase of $71.4 million, or 50.1 percent. The increase in cost of sales was mainly due to the $71.6 million impact of the acquisition. Excluding the acquisition, cost of sales decreased by $0.2 million due to $4.3 million of productivity gains partially offset by $4.1 million of inflation on labor, benefits and input costs and higher sales volumes.

Freight and distribution expenses for the quarter ended March 31, 2012 totaled $25.7 million compared to $17.8 million for the quarter ended March 31, 2011. The increase of $7.9 million was primarily due to the $7.3 million impact of the acquisition. Excluding the acquisition, freight and distribution expenses increased $0.6 million due to the higher sales volumes and inflation on fuel costs.

Selling, general and administrative expenses for the quarter ended March 31, 2012 totaled $17.6 million compared to $9.3 million for the quarter ended March 31, 2011. The increase of $8.3 million was primarily due to $6.9 million from the acquisition and $0.5 million of higher stock compensation. Excluding the acquisition, selling, general and administrative expenses increased $0.9 million due to the higher sales volumes. For the quarter ended March 31, 2012, selling, general and administrative expenses as a percentage of net sales increased to 5.9 percent from 4.5 percent in the quarter ended March 31, 2011.

Foreign exchange gains for the quarter ended March 31, 2012 were $0.1 million compared $0.3 million for the quarter ended March 31, 2011. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

Net interest expense for the quarters ended March 31, 2012 and 2011 was $3.3 million and $1.1 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $2.2 million higher in the quarter ended March 31,

2012 due to higher term loan balances as a result of entering into a new credit agreement in conjunction with the USC acquisition.

Provision for income taxes for the quarters ended March 31, 2012 and 2011 was $8.8 million and $9.5 million, respectively, reflecting an effective tax rate of 36.0 percent for the quarter ended March 31, 2012 compared to 38.6 percent for the similar period in 2011. The lower provision for income taxes in 2012 primarily reflects a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction.

Liquidity and Capital Resources

Credit Facilities

The Company’s new credit facility includes an accordion provision which allows the Company, subject to certain terms and conditions, to increase the commitments by up to $300.0 million and would be available for future acquisitions. In addition, the Company has $142.2 million available under its revolving credit facility.

Voluntary and Mandatory Prepayments

For the three months ended March 31, 2012, the Company made no voluntary prepayments. No mandatory prepayments were required under the New Credit Agreement.

Other Borrowing

In 2012, the Company entered into a financing agreement of $3.4 million at an annual interest rate of 2.00 percent, for the annual property insurance premium. The agreement required the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1. As of March 31, 2012, there was $2.5 million outstanding under the current agreement.

Debt Covenants

Under the financial covenants of the New Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the New Credit Agreement. On March 31, 2012, the maximum permitted leverage ratio was 3.50 to 1.00. On March 31, 2012, KapStone was in compliance with the New Credit Agreement with a leverage ratio of 1.87 to 1.00.

The New Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the New Credit Agreement through the quarter ending March 31, 2012 the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On March 31, 2012, KapStone was in compliance with the New Credit Agreement with a fixed charge coverage ratio of 6.97 to 1.00.

As of March 31, 2012, KapStone was in compliance with all applicable covenants in the New Credit Agreement.

Income taxes

The Company’s effective tax rate for 2012 is projected at 36.0 percent. The cash tax rate for 2012 is projected at 10.0 percent reflecting utilization of federal net operating losses and the cellulosic biofuel producer’s credit.

Sources and Uses of Cash

Three months ended March 31 (in thousands of U.S. dollars)	2012	2011
Operating activities	$19,791	$12,454
Investing activities	(11,219)	(54,378)
Financing activities	3,432	(2,956)

Cash and cash equivalents increased by $12.0 million from December 31, 2011, reflecting $19.8 million of net cash provided by operating activities, $11.2 million of net cash used in investing activities and $3.4 million of net cash provided by financing activities in the first three months of 2012.

Net cash provided by operating activities was $19.8 million primarily due to net income for the quarter of $15.6 million and non-cash charges of $24.2 million. Changes in operating assets and liabilities used $20.0 million of cash. Net cash provided by operating activities increased by $7.3 million in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 mainly due to $3.8 million of lower working capital and $3.0 million of non-cash charges.

Net cash used in investing activities was $11.2 million reflecting $10.9 million of capital expenditures. For the quarter ended March 31, 2012, capital expenditures for legacy operations were $8.7 million related to spending on equipment upgrades and replacements at the paper mills. In addition, there were $2.2 million of capital expenditures related to the acquisition, primarily related to investments in information technology. Net cash used in investing activities decreased by $43.2 million in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 mainly due to the $49.7 million contingent earn-out payment in 2011.

Net cash provided by financing activities was $3.4 million and reflects $2.5 million of net proceeds from other current borrowings and $0.9 million of proceeds from share transactions. Net cash provided by financing activities increased by $6.4 million in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011 primarily due to a lower amount of debt repayments in the first quarter of 2012.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility, which has a current availability of $142.2 million and $300.0 million from our credit agreement’s accordion provision, will be sufficient to meet anticipated 2012 cash needs. The Company expects to spend approximately $50.0 million on capital expenditures for the balance of 2012. In addition, the Company has $6.1 million of required long-term debt repayments for the balance of 2012 and expects to fund an additional $2.3 million to its pension plan.

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

Under KapStone’s New Credit Agreement, at March 31, 2012, we have an outstanding credit facility consisting of a term loan and revolving credit facility totaling $505.3 million. The initial term loan and the revolving credit facility have a maturity date of October 31, 2016. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which is currently 0.40%. Commencing with the delivery of the financial statements for the fiscal quarter ending March 31, 2012, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for the Credit Facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%.

Changes in market rates may impact the base rate in our Senior Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.6 million based upon our expected future monthly loan balances per our existing repayment schedule.

We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, OCC, fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices with all expiring on December 31, 2012.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2012. No such contracts were outstanding at March 31, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2011.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2011.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

May 2, 2012	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)