Form 10-Q
period 2012-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2012-08-01
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

1101 Skokie Blvd., Suite 300

Northbrook, IL 60062

(Address of Principal Executive Offices, including zip code)

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

There were 46,714,963 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 24, 2012, excluding 40,000 shares held as treasury shares.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,683	$8,062
Trade accounts receivable, less allowances of $307 in 2012 and $571 in 2011	114,723	108,320
Other receivables	6,721	11,247
Inventories	109,947	110,054
Prepaid expenses and other current assets	6,979	4,207
Deferred income taxes	11,770	10,048
Total current assets	259,823	251,938

Plant, property and equipment, net	566,151	567,195
Other assets	4,209	4,313
Intangible assets, net	59,282	63,715
Goodwill	235,334	237,193
Total assets	$1,124,799	$1,124,354

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$6,094
Other current borrowings	1,552	—
Accounts payable	84,263	81,051
Accrued expenses	22,579	21,217
Accrued compensation costs	20,136	27,445
Total current liabilities	128,530	135,807

Other liabilities:
Long-term debt, net of current portion	293,355	335,635
Pension and post-retirement benefits	10,230	10,676
Deferred income taxes	96,687	84,316
Other liabilities	11,157	11,642
Total other liabilities	411,429	442,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 46,703,892 shares issued and outstanding (40,000 treasury shares outstanding) at June 30, 2012 and 46,449,695 issued and outstanding (40,000 treasury shares outstanding) at December 31, 2011	5	5
Additional paid-in capital	235,123	230,665
Retained earnings	352,035	318,068
Accumulated other comprehensive loss	(2,323)	(2,460)
Total stockholders’ equity	584,840	546,278

Total liabilities and stockholders’ equity	$1,124,799	$1,124,354

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Income and Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net sales	$306,259	$214,786	$606,102	$421,524
Cost of sales, excluding depreciation and amortization	213,335	143,143	427,409	285,794
Depreciation and amortization	15,327	12,778	30,503	24,569
Freight and distribution expenses	27,936	19,681	53,679	37,510
Selling, general and administrative expenses	17,436	8,866	35,008	18,172
Other operating income	230	290	428	578
Operating income	32,455	30,608	59,931	56,057

Foreign exchange (loss)/gain	(508)	45	(388)	335
Interest expense, net	3,193	1,077	6,472	2,174
Income before provision for income taxes	28,754	29,576	53,071	54,218
Provision for income taxes	10,350	11,417	19,104	20,928
Net income	$18,404	$18,159	$33,967	$33,290

Other comprehensive income — pension and postretirement plan liability adjustments, net of tax	70	100	137	203
Total comprehensive income	$18,474	$18,259	$34,104	$33,493

Weighted-average number of shares outstanding:
Basic	46,620,354	46,250,362	46,555,990	46,172,108
Diluted	47,744,589	47,416,400	47,792,980	47,435,487
Net income per share:
Basic	$0.39	$0.39	$0.73	$0.72
Diluted	$0.39	$0.38	$0.71	$0.70

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$33,967	$33,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,503	24,569
Stock-based compensation expense	3,577	2,521
Excess tax benefits from stock-based compensation	(1,496)	(758)
Amortization of debt issuance costs	1,803	848
Loss on disposal of fixed assets	591	182
Deferred income taxes	14,728	14,291
Changes in operating assets and liabilities:
Trade accounts receivable, net	(6,027)	(14,762)
Other receivables	4,526	(247)
Inventories	(237)	(2,160)
Prepaid expenses and other current assets	(2,772)	(675)
Other assets	41	(253)
Accounts payable	3,622	(3,091)
Accrued expenses and other	1,218	(1,505)
Accrued compensation costs	(7,044)	(2,288)
Accrued income taxes	—	3,130
Net cash provided by operating activities	77,000	53,092

Investing activities
USC acquisition	(314)	—
KPB acquisition earn-out payment	—	(49,700)
Capital expenditures	(27,454)	(12,914)
Net cash used in investing activities	(27,768)	(62,614)

Financing activities
Proceeds from revolving credit facility	39,400	7,600
Repayments on revolving credit facility	(39,400)	(7,600)
Repayments of long-term debt	(50,000)	(9,418)
Proceeds from other current borrowings	3,398	2,273
Repayments on other current borrowings	(1,846)	(1,235)
Payment of withholding taxes on vested restricted stock awards	(1,179)	(866)
Proceeds from the exercises of stock options	475	621
Proceeds from issuance of shares to ESPP	90	97
Loan amendment costs	(45)	(244)
Excess tax benefits from stock-based compensation	1,496	758
Net cash used in financing activities	(47,611)	(8,014)

Net increase (decrease) in cash and cash equivalents	1,621	(17,536)
Cash and cash equivalents-beginning of period	8,062	67,358
Cash and cash equivalents-end of period	$9,683	$49,822

 See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.                                      Recent Accounting Pronouncements

Intangibles — Goodwill and Other

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, “Intangibles — Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the provisions of this guidance in conjunction with its annual impairment testing in the fourth quarter of 2012.

Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of this guidance in using the continuous statement approach in 2012 on a retrospective basis for all periods presented.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

3.                                      USC Acquisition

On October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Inc. (“USC”) from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. On March 9, 2012, KapStone reached an agreement with USC on the final calculation of Merger Consideration and paid an additional $0.3 million which was allocated to acquisition consideration.

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

The following table summarizes the preliminary allocation of acquisition consideration to the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Trade accounts receivable	$38,377
Other receivables	5,745
Inventories	32,859
Prepaid expenses and other current assets	754
Plant, property and equipment	106,082
Other assets	634
Intangible assets	45,000
Goodwill	180,823
Deferred income tax asset	5,126
Accounts payable	(34,116)
Accrued expenses	(3,660)
Accrued compensation costs	(5,526)
Deferred income taxes	(36,045)
Other liabilities	(4,107)
Total acquisition consideration	$331,946

4.                                      Annual Planned Maintenance Outage

Annual planned maintenance outage costs for the three months ended June 30, 2012 and 2011 totaled $3.8 million and $3.0 million, respectively. In addition, planned maintenance outage costs for the six months ended June 30, 2012 and 2011 totaled $4.6 million and $3.4 million, respectively.

5.                                      Inventories

Inventories consist of the following at June 30, 2012 and December 31, 2011, respectively:

	(Unaudited)
	June 30,	December 31,
	2012	2011
Raw materials	$43,504	$46,926
Work in process	2,042	1,780
Finished goods	38,730	36,747
Replacement parts and supplies	25,671	24,601
Inventories	$109,947	$110,054

6.                                      Debt

Amendment to Credit Agreement

On May 10, 2012, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”), by and among Kapstone Kraft Paper Corporation, as Borrower (the “Borrower”), the Company and certain subsidiaries of the Company as Guarantors, the lenders party thereto, and Bank of America N.A., as Administrative Agent, which amends the Credit Agreement, dated as of October 31, 2011 (collectively, the “Credit Agreement”). The First Amendment, among other things, expands the “accordion” feature under the Credit Agreement, removes certain mandatory prepayment events, and modifies the calculation methodology of the financial covenants. The “accordion” feature in the Credit Agreement now permits KapStone, subject to certain terms and conditions, to request an increase in the revolving commitments and/or additional term loans in an aggregate principal amount of up to $450.0 million.

Voluntary Prepayment

On June 29, 2012, the Company made a $50.0 million voluntary prepayment on its term loan under the Credit Agreement using cash generated from operations.

Debt Covenants

The Company’s Credit Agreement contains, among other provisions, covenants with which we must comply while the agreement is in force. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business. As of June 30, 2012, the Company was in compliance with all applicable covenants in the Credit Agreement.

Other Current Borrowings

In 2012 and 2011, the Company entered into financing agreements of $3.4 million and $2.3 million, respectively, at an annual interest rate of 2.00 and 1.75 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of June 30, 2012, there was $1.6 million outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

Interest Paid

Interest paid was $2.4 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. In addition, interest paid was $4.7 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase in interest paid reflects a higher term loan balance resulting from the USC acquisition.

Fair Value of Debt

At June 30, 2012 the fair value of the Company’s debt approximates the carrying value of $293.4 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

7.                                      Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 36.0 percent and 38.6 percent, respectively. The effective tax rate decreased in 2012 due to a higher expected benefit from the domestic manufacturing deduction. The differences between the effective tax rate and the federal statutory tax rate for the periods ended June 30, 2012 and 2011 are due to the impact of state tax, net of the federal benefit and the domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of June 30, 2012 is $5.0 million and is unchanged from December 31, 2011. Unrecognized tax benefits of $5.0 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open tax year is 2010.

Income taxes paid net of refunds were $4.0 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. In addition, income taxes paid net of refunds were $4.3 million and $0.3 million for the six months ended June 30, 2012 and 2011, respectively.

8.                                      Net Income Per Share

Basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income as reported	$18,404	$18,159	$33,967	$33,290
Weighted-average number of common shares for basic net income per share	46,620,354	46,250,362	46,555,990	46,172,108
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	899,480	889,370	923,301	908,410
Unvested restricted stock awards	224,755	276,668	313,689	354,969
Weighted-average number of shares for diluted net income per share	47,744,589	47,416,400	47,792,980	47,435,487

Net income per share — basic	$0.39	$0.39	$0.73	$0.72
Net income per share — diluted	$0.39	$0.38	$0.71	$0.70

Unexercised stock options to purchase a total of 0.3 million shares were outstanding during both the three months ended June 30, 2012 and 2011, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

9.                                      Pension Plan and Post Retirement Benefits

Defined Benefit Pension Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (the “Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and six months ended June 30, 2012 and 2011 for the Pension Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service cost for benefits earned during the period	$1,023	$844	$2,047	$1,688
Interest cost on projected benefit obligation	251	203	503	406
Expected return on plan assets	(233)	(185)	(467)	(370)
Amortization of net loss	54	—	108	—
Amortization of prior service cost	92	141	184	282
Net pension cost — other multi-employer plan	17	—	34	—
Total net pension cost	$1,204	$1,003	$2,409	$2,006

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $2.6 million for the six months ended June 30, 2012 and expects to fund an additional $3.0 million to the Pension Plan in 2012.

Defined Contribution Plan

The KapStone Defined Contribution Plan (the “Contribution Plan”) covers all eligible employees. The Company’s monthly contributions to the Contribution Plan are based on the matching of employee contributions. For the three months ended June 30, 2012 and 2011, the Company recognized expense of $2.6 million and $1.6 million, respectively. In addition, for the six months ended June 30, 2012 and 2011, the

Company recognized expense of $5.4 million and $3.6 million, respectively. Effective October 31, 2011, employees who joined the Company as part of the USC acquisition are included in the Contribution Plan.

10.                               Stock-Based Compensation

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

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock option compensation expense	$717	$448	$2,025	$1,399
Restricted stock unit compensation expense	547	315	1,552	1,122
Total stock-based compensation expense	$1,264	$763	$3,577	$2,521

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of June 30, 2012 and December 31, 2011 is as follows:

	June 30, 2012	December 31, 2011

Unrecognized stock option compensation cost	$2,790	$1,648
Unrecognized restricted stock compensation cost	2,539	1,687
Total stock-based compensation cost	$5,329	$3,335

As of June 30, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.9 years and 2.1 years, respectively.

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

The assumptions utilized for calculating the fair value of stock options during the periods are as follows:

	Six Months Ended June 30,
	2012	2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	56.52%	45.24%
Expected life (years)	5.98	5.94
Risk-free interest rate	1.10%	2.47%
Expected dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted Average	Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2012	2,473,874	$7.86	6.7	$19,742
Granted	310,847	19.75	9.9
Exercised	(100,378)	4.73		1,451
Forfeited	—	—
Outstanding at June 30, 2012	2,684,343	$9.35	6.6	$18,867
Exercisable at June 30, 2012	1,867,486	$6.28	5.6	$17,876

For the three and six months ended June 30, 2012, exercises of employee stock options totaled 9,274 shares and 100,378 shares, respectively, with cash proceeds to the Company of $0.1 million and $0.5 million, respectively.

Restricted Stock

Restricted stock units are restricted as to transferability until they vest three years from the grant date or upon the retirement of the grantee who has reached the age 65. These restricted stock units are subject to forfeiture should the employee terminate employment with the Company for certain reasons prior to vesting in their award, or upon the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes restricted stock units amounts and activity:

		Weighted Average Grant
	Units	Price
Outstanding at January 1, 2012	496,395	$9.22
Granted	124,341	19.75
Vested	(216,784)	3.70
Forfeited	—	—
Outstanding at June 30, 2012	403,952	$15.43

11.                               Contingencies

We are subject to various legal proceedings arising from our operations. We are party to a legal proceeding arising from an accident which occurred during our 2009 annual planned maintenance outage at our mill in Roanoke Rapids, NC. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of this matter, based on our assessment of the facts and circumstances now known, we do not believe there is a reasonable possibility that this matter will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

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

The Company has one reportable segment as of June 30, 2012. The Company manufactures and sells unbleached kraft paper and corrugated products.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Increase/
(in thousands):	2012	2011	(Decrease)
Net sales	$306,259	$214,786	$91,473
Cost of sales, excluding depreciation and amortization	213,335	143,143	70,192
Depreciation and amortization	15,327	12,778	2,549
Freight and distribution expenses	27,936	19,681	8,255
Selling, general and administrative expenses	17,436	8,866	8,570
Other operating income	230	290	(60)
Operating income	32,455	30,608	1,847
Foreign exchange (loss)/gain	(508)	45	(553)
Interest expense, net	3,193	1,077	2,116
Income before provision for income taxes	28,754	29,576	(822)
Provision for income taxes	10,350	11,417	(1,067)
Net income	$18,404	$18,159	$245

Net sales for the quarter ended June 30, 2012 were $306.3 million compared to $214.8 million for the second quarter of 2011, an increase of $91.5 million or 42.6 percent. The increase in net sales was driven by the U.S. Corrugated Inc. (“USC”) acquisition which accounted for $97.2 million. Excluding the acquisition, net sales decreased by $5.7 million due to $2.7 million of lower average selling prices, $1.6 million of unfavorable exchange rate effects due to a stronger US dollar, as certain sales to European customers are invoiced in euros, and 5,575 fewer tons of paper sold, partially offset by $2.9 million of higher lumber sales. Average selling prices decreased primarily due to lower export containerboard prices partially offset by the partial realization of kraft paper price increases announced in 2011. Average selling price per ton for the quarter ended June 30, 2012 was $623 compared to $633 for the prior year’s quarter.

The following represents the Company’s tons of paper sold by product line:

	Three Months Ended June 30,		Increase/
Product Line (in tons):	2012	2011	(Decrease)%
Domestic containerboard	117,481	106,376	11,105	10.4
Export containerboard	44,688	57,388	(12,700)	(22.1)
Kraft paper	65,748	70,414	(4,666)	(6.6)
DuraSorb®	71,565	68,680	2,885	4.2
Kraftpak ®	24,024	26,223	(2,199)	(8.4)
Tons of paper sold	323,506	329,081	(5,575)	(1.7)

Tons of paper sold for the quarter ended June 30, 2012 was 323,506 tons compared to 329,081 tons for the quarter ended June 30, 2011, a decrease of 5,575 tons or 1.7 percent. Domestic containerboard sales increased 10.4 percent reflecting the impact of the acquisition and higher sales of lightweight containerboard. Export containerboard sales decreased 22.1 percent due to a shift in product mix. Kraft paper sales decreased 6.6 percent reflecting an overall decrease in demand in the industry and a transfer of volumes to lightweight containerboard grades. Durasorb® sales increased 4.2 percent due to increased demand.

Corrugated product sales for the quarter ended June 30, 2012 totaled 1.6 billion square feet compared to none for the quarter ended June 30, 2011. The Company’s corrugated product sales began with the USC acquisition which closed in the fourth quarter of 2011.

The following represents a summary of tons of paper sold and produced by the Company:

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)%
Tons of paper sold to third parties	323,506	329,081	(5,575)	(1.7)
Tons transferred to converting plants	66,481	—	66,481	100.0
Inventory change	(440)	(1,300)	860	66.2
Tons of paper produced	389,547	327,781	61,766	18.8

The 61,766 increase in tons of production in the second quarter of 2012 includes 60,452 tons from the acquisition and 1,314 tons from higher production rates.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2012 was $213.3 million compared to $143.1 million for the second quarter of 2011, an increase of $70.2 million, or 49.0 percent. The increase in cost of sales was mainly due to the $72.6 million impact of the acquisition. Excluding the acquisition, cost of sales decreased by $2.4 million due to lower sales volumes and $1.8 million of productivity gains partially offset by $2.3 million of inflation on labor, benefits and input costs. Annual planned maintenance outages in the quarters ended June 30, 2012 and 2011 totaled $3.8 million and $3.0 million, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2012 totaled $15.3 million compared to $12.8 million for the quarter ended June 30, 2011. The increase of $2.5 million was primarily due to $3.1 million from the acquisition, $0.6 million of which is amortization of identified intangible assets. Excluding the acquisition, depreciation and amortization expense decreased $0.6 million in the quarter ended June 30, 2012.

Freight and distribution expenses for the quarter ended June 30, 2012 totaled $27.9 million compared to $19.7 million for the quarter ended June 30, 2011. The increase of $8.2 million was primarily due to $7.7 million from the acquisition. Excluding the acquisition, freight and distribution expenses increased $0.5 million due to inflation on fuel costs and product mix.

Selling, general and administrative expenses for the quarter ended June 30, 2012 totaled $17.4 million compared to $8.9 million for the quarter ended June 30, 2011. The increase of $8.5 million was primarily due to $8.0 million from the acquisition. Excluding the acquisition, selling, general and administrative expenses increased $0.5 million due to higher stock compensation expenses and acquisition related expenses. For the quarter ended June 30, 2012, selling, general and administrative expenses as a percentage of net sales increased to 5.7 percent from 4.1 percent in the quarter ended June 30, 2011.

Foreign exchange loss for the quarter ended June 30, 2012 of $0.5 million was higher than the negligible gain for the quarter ended June 30, 2011. The change reflects the strengthening of the U.S. dollar compared to the Euro in the quarter ended June 30, 2012.

Net interest expense for the quarters ended June 30, 2012 and 2011 was $3.2 million and $1.1 million, respectively. Interest expense reflects interest on the Company’s Credit Agreement and amortization of debt issuance costs. Interest expense was $2.1 million higher in the quarter ended June 30, 2012 primarily due to a higher term loan balance to fund the USC acquisition.

Provision for income taxes for the quarters ended June 30, 2012 and 2011 was $10.4 million and $11.4 million, respectively, reflecting an effective tax rate of 36.0 percent for the quarter ended June 30, 2012 compared to 38.6 percent for the similar period in 2011. The lower provision for income taxes in 2012 primarily reflects a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction.

Comparison of Results of Operations for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,		Increase/
(in thousands):	2012	2011	(Decrease)
Net sales	$606,102	$421,524	$184,578
Cost of sales, excluding depreciation and amortization	427,409	285,794	141,615
Depreciation and amortization	30,503	24,569	5,934
Freight and distribution expenses	53,679	37,510	16,169
Selling, general and administrative expenses	35,008	18,172	16,836
Other operating income	428	578	(150)
Operating income	59,931	56,057	3,874
Foreign exchange gain/(loss)	(388)	335	(723)
Interest expense, net	6,472	2,174	4,298
Income before provision for income taxes	53,071	54,218	(1,147)
Provision for income taxes	19,104	20,928	(1,824)
Net income	$33,967	$33,290	$677

Net sales for the six months ended June 30, 2012 were $606.1 million compared to $421.5 million for the first six months of 2011, an increase of $184.6 million or 43.8 percent. The increase in net sales was driven by the USC acquisition which accounted for $191.8 million. Excluding the acquisition, net sales decreased by $7.2 million due to $4.2 million in lower average selling prices, $2.0 million due to the unfavorable exchange rate effect of a stronger US dollar and a less favorable product mix, partially offset by an increase of 662 tons of paper sold and $4.1 million of higher lumber sales. Average selling prices decreased primarily due to lower export containerboard prices. Average selling price per ton for the six months ended June 30, 2012 was $615 compared to $626 for the prior year period.

The following represents the Company’s tons of paper sold by product line:

	Six Months Ended June 30,		Increase/
Product Line (in tons):	2012	2011	(Decrease)%
Domestic containerboard	224,057	200,896	23,161	11.5
Export containerboard	124,452	130,977	(6,525)	(5.0)
Kraft paper	127,734	141,378	(13,644)	(9.7)
DuraSorb®	129,181	128,446	735	0.6
Kraftpak ®	47,692	50,757	(3,065)	(6.0)
Tons of paper sold	653,116	652,454	662	0.1

Tons of paper sold for the first six months of 2012 was 653,116 tons compared to 652,454 tons for the first six months of 2011, an increase of 662 tons or 0.1 percent. Domestic containerboard sales increased 11.5 percent reflecting the impact of the acquisition and higher sales of lightweight containerboard. Export containerboard sales decreased by 5.0 percent due to a shift in product mix. Kraft paper sales decreased 9.7 percent reflecting an overall decrease in demand in the industry and a transfer of volumes to lightweight containerboard grades. Kraftpak® sales declined 6.0 percent due to lower demand.

Corrugated product sales for the first six months of 2012 totaled 3.1 billion square feet compared to none for the first six months of 2011. The Company’s corrugated product sales began with the acquisition which closed in the fourth quarter of 2011.

The following represents a summary of tons of paper sold and produced by the Company:

	Six Months Ended June 30		Increase/
	2012	2011	(Decrease)%
Tons of paper sold to third parties	653,116	652,454	662	0.1
Tons transferred to converting plants	132,415	—	132,415	100.0
Inventory change	(382)	712	(1,094)	(214.7)
Tons of paper produced	785,149	653,166	131,983	20.2

The 131,983 increase in tons of production in the first six months of 2012 includes 121,292 tons from the USC acquisition and 10,691 tons from higher production rates and one extra day of production.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2012 was $427.4 million compared to $285.8 million for the first six months of 2011, an increase of $141.6 million, or 49.5 percent. The increase in cost of sales was mainly due to the $144.2 million impact of the acquisition. Excluding the acquisition, cost of sales decreased by $2.6 million due to product mix and $6.5 million of productivity gains, partially offset by $6.6 million of inflation on labor, benefits and input costs. Annual planned maintenance outages during the six months ended June 30, 2012 and 2011 totaled $4.6 million and $3.4 million, respectively.

Depreciation and amortization expense for the six months ended June 30, 2012 totaled $30.5 million compared to $24.6 million for the six months ended June 30, 2011. The increase of $5.9 million was primarily due to $6.3 million from the acquisition, $1.3 million of which is amortization of identified intangible assets. Excluding the acquisition, depreciation and amortization expense decreased $0.4 million in the first six months of 2012.

Freight and distribution expenses for the six months ended June 30, 2012 totaled $53.7 million compared to $37.5 million for the six months ended June 30, 2011. The increase of $16.2 million was primarily due to $15.0 million from the acquisition. Excluding the acquisition, freight and distribution expenses increased $1.2 million primarily due to inflation on fuel costs and product mix.

Selling, general and administrative expenses for the six months ended June 30, 2012 totaled $35.0 million compared to $18.2 million for the six months ended June 30, 2011. The increase of $16.8 million was primarily due to $14.9 million from the acquisition. Excluding the acquisition, selling, general and administrative expenses increased $1.9 million due to the higher compensation related expenses and acquisition related expenses. For the six months ended June 30, 2012, selling, general and administrative expenses as a percentage of net sales increased to 5.8 percent from 4.3 percent in the first six months of 2011.

Foreign exchange loss for the six months ended June 30, 2012 was $0.4 million compared to a foreign exchange gain of $0.3 million for the six months ended June 30, 2011. The change reflects the strengthening of the U.S. dollar compared to the Euro in the first six months of 2012.

Net interest expense for the six months ended June 30, 2012 and 2011 was $6.5 million and $2.2 million, respectively. Interest expense reflects interest on the Company’s Credit Agreement and amortization of debt issuance costs. Interest expense was $4.3 million higher in the first six months of 2012 due to a higher term loan balance to fund the USC acquisition.

Provision for income taxes for the six months ended June 30, 2012 and 2011 was $19.1 million and $20.9 million, respectively, reflecting an effective tax rate of 36.0 percent for the first six months of 2012 compared to 38.6 percent for the similar period in 2011. The lower provision for income taxes in 2012 primarily reflects a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction.

Liquidity and Capital Resources

Amendment to Credit Agreement

On May 10, 2012, the Company entered into a First Amendment to Credit Agreement (the “First Amendment”), by and among Kapstone Kraft Paper Corporation, as Borrower (the “Borrower”), the Company and certain subsidiaries of the Company as Guarantors, the lenders party thereto, and Bank of America N.A., as Administrative Agent, which amends the Credit Agreement, dated as of October 31, 2011 (collectively, the “Credit Agreement”). The First Amendment, among other things, expands the “accordion” feature under the Credit Agreement, removes certain mandatory prepayment events, and modifies the calculation methodology of the financial covenants. The “accordion” feature in the Credit Agreement now permits KapStone, subject to certain terms and conditions, to request an increase in the revolving commitments and/or additional term loans in an aggregate principal amount of up to $450.0 million.

Voluntary Prepayment

For the first six months of 2012, the Company made a $50.0 million voluntary prepayment on its term loan under the Credit Agreement using cash flow from operations.

Debt Covenants

Under the financial covenants of the Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On June 30, 2012, the maximum permitted leverage ratio was 3.50 to 1.00. On June 30, 2012, KapStone was in compliance with the Credit Agreement with a leverage ratio of 1.65 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Credit Agreement through the quarter ending June 30, 2012, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On June 30, 2012, KapStone was in compliance with the Credit Agreement with a fixed charge coverage ratio of 7.69 to 1.00.

As of June 30, 2012, KapStone was in compliance with all applicable covenants in the Credit Agreement.

Other Current Borrowings

In 2012, the Company entered into a financing agreement of $3.4 million at an annual interest rate of 2.00 percent, for the annual property insurance premium. The agreement required the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1. As of June 30, 2012, there was $1.6 million outstanding under the current agreement.

Income taxes

The Company’s effective tax rate for 2012 is projected at 36.0 percent. The cash tax rate for 2012 is projected at 10.0 percent reflecting utilization of federal net operating losses and the cellulosic biofuel producer’s credit.

Income taxes paid, net of refunds, were $4.3 million and $0.4 million for the six months ended June 30, 2012 and 2011, respectively.

Sources and Uses of Cash

Six months ended June 30 (in thousands)	2012	2011
Operating activities	$77,000	$53,092
Investing activities	(27,768)	(62,614)
Financing activities	(47,611)	(8,014)

Cash and cash equivalents increased by $1.6 million from December 31, 2011, reflecting $77.0 million of net cash provided by operating activities, $27.8 million of net cash used in investing activities and $47.6 million of net cash used in financing activities.

Net cash provided by operating activities was $77.0 million primarily due to net income of $34.0 million for the first six months of 2012 and $49.7 million of non-cash charges. Changes in operating assets and liabilities used $6.7 million of cash. Net cash provided by operating activities increased by $23.9 million in the first six months of 2012 compared to the same period in 2011 mainly due to changes in operating assets and liabilities using $15.2 million of less cash, $8.0 million of higher non-cash charges and $0.7 million of higher net income in the first six months of 2012 than the first six months of 2011.

Net cash used in investing activities was $27.8 million reflecting $27.5 million of capital expenditures. For the six months ended June 30, 2012, capital expenditures for legacy operations were $20.4 million related to spending on equipment upgrades and replacements at the paper mills. In addition, there were $7.1 million of capital expenditures related to the acquisition, primarily related to investments in information technology. Net cash used in investing activities decreased by $34.8 million in the first six months of 2012 compared to the same period in 2011 mainly due to the $49.7 million contingent earn-out payment in 2011, partially offset by higher capital expenditures in the first six months of 2012.

Net cash used in financing activities was $47.6 million reflecting the $50.0 million voluntary prepayment of the term loan under the Credit Agreement, partially offset by $1.6 million of net proceeds from other current borrowings and $0.8 million of proceeds from share transactions. Net cash used in financing activities increased by $39.6 million for the first six months of 2012 compared to the same period in 2011 primarily due to a higher amount of debt repayments in 2012.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility under our Credit Agreement, which has a current availability of $142.4 million, will be sufficient to meet anticipated 2012 operating cash needs. The Company expects to spend approximately $36.7 million on capital expenditures for the balance of 2012. In addition, the Company expects to fund an additional $3.0 million to its pension plan.

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

Under KapStone’s Credit Agreement, at June 30, 2012, we have an outstanding credit facility consisting of a term loan and revolving credit facility totaling $455.3 million. The initial term loan and the revolving credit facility have a maturity date of October 31, 2016. Depending on the type of borrowing, the applicable interest rate under the revolving credit facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 2.00% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 1.00% for base rate loans. The unused portion of the revolving credit facility will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which is currently 0.40%. Commencing with the delivery of the financial statements for the fiscal quarter ending June 30, 2012, the applicable margin for borrowings under the revolving credit facility and the Unused Fee Rate will be determined by reference to a pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for the revolving credit facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%.

Changes in market rates may impact the base rate in our Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.1 million based upon our expected future monthly loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2012. No such contracts were outstanding at June 30, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We are subject to various legal proceedings arising from our operations. We are party to a legal proceeding arising from an accident which occurred during our 2009 annual planned maintenance outage at our mill in Roanoke Rapids, NC. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of this matter, based on our assessment of the facts and circumstances now known, we do not believe there is a reasonable possibility that this matter will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
4.1	Amended and Restated 2006 Incentive Plan.

10.1

First Amendment to Credit Agreement, dated as of May 10, 2012, by and among Kapstone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation and the other Guarantors party thereto, the Lenders party thereto and Bank of America N.A., as Administrative Agent. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2012.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

August 1, 2012	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)