Form 10-Q
period 2012-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2012-10-30
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 46,811,368 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 24, 2012, excluding 40,000 shares held as treasury shares.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

ii

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,304	$8,062
Trade accounts receivable, less allowances of $249 in 2012 and $571 in 2011	122,909	108,320
Other receivables	7,788	11,247
Inventories	105,146	110,054
Prepaid expenses and other current assets	6,873	4,207
Deferred income taxes	10,645	10,048
Total current assets	289,665	251,938

Plant, property and equipment, net	565,758	567,195
Other assets	4,692	4,313
Intangible assets, net	57,263	63,715
Goodwill	230,737	237,193
Total assets	$1,148,115	$1,124,354

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$6,094
Other current borrowings	622	—
Accounts payable	77,354	81,051
Accrued expenses	27,462	21,217
Accrued compensation costs	23,522	27,445
Total current liabilities	128,960	135,807

Other liabilities:
Long-term debt, net of current portion	294,171	335,635
Pension and post-retirement benefits	10,521	10,676
Deferred income taxes	98,671	84,316
Other liabilities	10,662	11,642
Total other liabilities	414,025	442,269

Commitments and contingencies

Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 46,811,368 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2012 and 46,449,695 issued and outstanding (excluding 40,000 treasury shares) at December 31, 2011	5	5
Additional paid-in capital	236,999	230,665
Retained earnings	370,380	318,068
Accumulated other comprehensive loss	(2,254)	(2,460)
Total stockholders’ equity	605,130	546,278

Total liabilities and stockholders’ equity	$1,148,115	$1,124,354

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Income and Comprehensive Income

 (In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$309,544	$215,842	$915,646	$637,366
Cost of sales, excluding depreciation and amortization	219,091	146,038	646,500	431,832
Depreciation and amortization	15,605	11,960	46,108	36,529
Freight and distribution expenses	27,945	19,319	81,624	56,829
Selling, general and administrative expenses	16,039	8,720	51,047	26,892
Other operating income	200	292	628	870
Operating income	31,064	30,097	90,995	86,154

Foreign exchange (loss)	(11)	(456)	(399)	(121)
Interest expense, net	2,793	1,036	9,265	3,210
Income before provision for income taxes	28,260	28,605	81,331	82,823
Provision for income taxes	9,915	12,110	29,019	33,038
Net income	$18,345	$16,495	$52,312	$49,785

Other comprehensive income — pension and post-retirement plan liability adjustments, net of tax	69	102	206	305
Total comprehensive income	$18,414	$16,597	$52,518	$50,090

Weighted-average number of shares outstanding:
Basic	46,747,095	46,379,537	46,619,692	46,241,251
Diluted	47,914,816	47,494,425	47,833,592	47,455,133
Net income per share:
Basic	$0.39	$0.36	$1.12	$1.08
Diluted	$0.38	$0.35	$1.09	$1.05

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$52,312	$49,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,108	36,529
Stock-based compensation expense	4,322	3,226
Excess tax benefits from stock-based compensation	(1,878)	(1,181)
Amortization of debt issuance costs	2,739	1,266
Loss on disposal of fixed assets	873	623
Deferred income taxes	22,579	30,215
Changes in operating assets and liabilities:
Trade accounts receivable, net	(14,213)	(12,036)
Other receivables	3,459	(1,332)
Inventories	4,564	(4,500)
Prepaid expenses and other current assets	(2,666)	(640)
Other assets	(475)	(349)
Accounts payable	(3,089)	1,645
Accrued expenses and other	6,475	(2,965)
Accrued compensation costs	(3,658)	1,051
Accrued income taxes	—	2,707
Net cash provided by operating activities	117,452	104,044

Investing activities
USC acquisition	(314)	—
KPB acquisition earn-out payment	—	(49,700)
Restricted cash	—	(15,000)
Capital expenditures	(41,399)	(26,262)
Net cash used in investing activities	(41,713)	(90,962)

Financing activities
Proceeds from revolving credit facility	79,400	7,600
Repayments on revolving credit facility	(79,400)	(7,600)
Repayments of long-term debt	(50,000)	(14,127)
Proceeds from other current borrowings	3,398	2,273
Repayments on other current borrowings	(2,776)	(1,650)
Payment of withholding taxes on vested restricted stock awards	(1,179)	(952)
Proceeds from the exercises of stock options	1,073	1,017
Proceeds from issuance of shares to ESPP	241	192
Loan amendment costs	(132)	(244)
Debt issuance costs for new credit agreement	—	(788)
Excess tax benefits from stock-based compensation	1,878	1,181
Net cash used in financing activities	(47,497)	(13,098)

Net increase (decrease) in cash and cash equivalents	28,242	(16)
Cash and cash equivalents-beginning of period	8,062	67,358
Cash and cash equivalents-end of period	$36,304	$67,342

 See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and related footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

3.                                      USC Acquisition

On October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Inc. (“USC”) from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. On March 9, 2012, KapStone reached an agreement with USC on the final calculation of Merger Consideration and paid an additional $0.3 million for the final working capital adjustment which was allocated to acquisition consideration.

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

The following table summarizes the preliminary allocation of acquisition consideration to the fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Trade accounts receivable	$38,377
Other receivables	5,745
Inventories	32,859
Prepaid expenses and other current assets	754
Plant, property and equipment	106,082
Other assets	634
Intangible assets	45,000
Goodwill	176,226
Deferred income tax asset	4,765
Accounts payable	(33,918)
Accrued expenses	(3,660)
Accrued compensation costs	(5,526)
Deferred income tax liability	(31,285)
Other liabilities	(4,107)
Total acquisition consideration	$331,946

In the quarter ended September 30, 2012, the Company reduced the purchase price allocated to deferred income tax liability by $4.8 million reflecting the filing of the 2011 income tax returns for USC. The offset to this was a reduction to goodwill.

4.                                      Annual Planned Maintenance Outage

Cost of sales for the three months ended September 30, 2012 and 2011 included approximately $0.5 million and $4.0 million, respectively, for annual planned maintenance outages. In addition, cost of sales for the nine months ended September 30, 2012 and 2011 included approximately $5.1 million and $7.5 million, respectively, for annual planned maintenance outages. Two outages which occurred in the third quarter of 2011 at a cost of $3.8 million are expected to occur in the fourth quarter of 2012.

5.                                      Inventories

Inventories consist of the following at September 30, 2012 and December 31, 2011, respectively:

	(Unaudited)
	September 30,	December 31,
	2012	2011
Raw materials	$40,575	$46,926
Work in process	2,780	1,780
Finished goods	35,720	36,747
Replacement parts and supplies	26,071	24,601
Inventories	$105,146	$110,054

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

Debt Covenants

The Company’s Credit Agreement contains, among other provisions, covenants with which we must comply while the agreement is in force. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business. As of September 30, 2012, the Company was in compliance with all applicable covenants in the Credit Agreement.

Other Current Borrowings

In 2012 and 2011, the Company entered into financing agreements of $3.4 million and $2.3 million, respectively, at an annual interest rate of 2.00 and 1.75 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of September 30, 2012, there was $0.6 million outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

Interest Paid

Interest paid was $1.8 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively. In addition, interest paid was $6.5 million and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in interest paid reflects a higher term loan balance resulting from the USC acquisition.

Fair Value of Debt

At September 30, 2012 the fair value of the Company’s debt approximates the carrying value of $294.2 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

7.                                      Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 35.7 percent and 39.9 percent, respectively. The effective tax rate decreased in 2012 due to a higher expected benefit from the domestic manufacturing deduction. The differences between the effective tax rate and the federal statutory tax rate for the periods ended September 30, 2012 and 2011 are due to the impact of state tax, net of the federal benefit and the domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of September 30, 2012 and December 31, 2011 were $5.0 million. Unrecognized tax benefits of $5.0 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities.  The Company’s 2010 and 2011 tax years are open for examination by the Internal Revenue Service.  U.S. Corrugated Inc., acquired by the Company on October 31, 2011, is currently under examination by the Internal Revenue Service for tax year 2009.

Income taxes paid net of refunds were $2.0 million and ($0.1) million for the three months ended September 30, 2012 and 2011, respectively. In addition, income taxes paid net of refunds were $6.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

8.                                      Net Income Per Share

Basic and diluted net income per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income as reported	$18,345	$16,495	$52,312	$49,785
Weighted-average number of common shares for basic net income per share	46,747,095	46,379,537	46,619,692	46,241,251
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	921,056	836,954	922,553	884,590
Unvested restricted stock awards	246,665	277,934	291,347	329,292
Weighted-average number of shares for diluted net income per share	47,914,816	47,494,425	47,833,592	47,455,133

Net income per share — basic	$0.39	$0.36	$1.12	$1.08
Net income per share — diluted	$0.38	$0.35	$1.09	$1.05

Unexercised stock options to purchase a total of 0.3 million shares were outstanding during both the three months ended September 30, 2012 and 2011, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Pension Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (the “Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and nine months ended September 30, 2012 and 2011 for the Pension Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Service cost for benefits earned during the period	$1,023	$844	$3,070	$2,531
Interest cost on projected benefit obligation	252	203	755	611
Expected return on plan assets	(234)	(185)	(701)	(555)
Amortization of net loss	53	—	161	—
Amortization of prior service cost	93	141	277	423
Net pension cost — other multi-employer plan	19	—	53	—
Total net pension cost	$1,206	$1,003	$3,615	$3,010

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $3.4 million for the nine months ended September 30, 2012 and expects to fund an additional $0.1 million to the Pension Plan in 2012.

Defined Contribution Plan

The KapStone Defined Contribution Plan (the “Contribution Plan”) covers all eligible employees. The Company’s monthly contributions to the Contribution Plan are based on the matching of employee contributions. For the three months ended September 30, 2012 and 2011, the Company recognized expense of $2.6 million and $1.6 million, respectively. In addition, for the nine months ended September 30, 2012 and 2011, the Company recognized expense of $8.0 million and $5.3 million, respectively. Effective October 31, 2011, employees who joined the Company as part of the USC acquisition are included in the Contribution Plan.

10.                               Stock-Based Compensation

In 2012, the Compensation Committee of the board of directors approved stock awards to executive officers, certain employees and directors. The 2012 awards included 312,971 stock option grants and 125,191 restricted stock units.

The Company accounts for stock awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Stock option compensation expense	$423	$403	$2,448	$1,802
Restricted stock unit compensation expense	322	302	1,874	1,424
Total stock-based compensation expense	$745	$705	$4,322	$3,226

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of September 30, 2012 and December 31, 2011 is as follows:

	September 30, 2012	December 31, 2011

Unrecognized stock option compensation cost	$2,343	$1,648
Unrecognized restricted stock compensation cost	2,190	1,687
Total stock-based compensation cost	$4,533	$3,335

As of September 30, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.7 years and 2.0 years, respectively.

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

The weighted average fair value of the KapStone stock options granted in 2012 was $10.38. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The Company uses the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company uses the “simplified method”, as permitted by SAB No. 110, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The expected volatility assumption is based on the volatility of KapStone stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the periods are as follows:

	Nine Months Ended September 30,
	2012	2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	56.47%	45.24%
Expected life (years)	5.99	5.94
Risk-free interest rate	1.10%	2.47%
Expected dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted Average	Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at January 1, 2012	2,473,874	$7.86	6.7	$19,742
Granted	312,971	19.75	9.6
Exercised	(197,809)	5.42		2,760
Forfeited	(9,012)	16.08
Outstanding at September 30, 2012	2,580,024	$9.46	6.3	$33,357
Exercisable at September 30, 2012	1,770,055	$6.29	5.3	$28,506

For the three and nine months ended September 30, 2012, exercises of employee stock options totaled 97,431 shares and 197,809 shares, respectively, with cash proceeds to the Company of $0.6 million and $1.1 million, respectively.

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

The following table summarizes restricted stock units amounts and activity:

		Weighted Average Grant
	Units	Price
Outstanding at January 1, 2012	496,395	$9.22
Granted	125,191	19.75
Vested	(216,784)	3.70
Forfeited	(4,516)	15.13
Outstanding at September 30, 2012	400,286	$15.44

11.                               Contingencies

We are subject to various legal proceedings arising from our operations. We are party to a legal proceeding arising from an accident which occurred during our 2009 annual planned maintenance outage at our paper mill in Roanoke Rapids, North Carolina. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. Based on our assessment of the facts and circumstances now known, we do not believe there is a reasonable possibility that this matter will have a material adverse effect on our results of operations, financial position or cash flows. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

12. Subsequent Event

The Company’s paper mill in Roanoke Rapids, North Carolina completed its annual planned maintenance outage in October 2012. The outage lasted approximately 9 days with an estimated cost of $11.0 million and a 10,400 reduction in tons produced. In October 2011, the annual planned maintenance outage lasted 11 days with a cost of $7.9 million and a 12,000 reduction in tons produced. Costs were higher in 2012 as the turbine generator and power boiler required more extensive work than in 2011.

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

The Company has one reportable segment as of September 30, 2012. The Company manufactures and sells unbleached kraft paper and corrugated products.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended Sept. 30,		Increase/
(in thousands):	2012	2011	(Decrease)
Net sales	$309,544	$215,842	$93,702
Cost of sales, excluding depreciation and amortization	219,091	146,038	73,053
Depreciation and amortization	15,605	11,960	3,645
Freight and distribution expenses	27,945	19,319	8,626
Selling, general and administrative expenses	16,039	8,720	7,319
Other operating income	200	292	(92)
Operating income	31,064	30,097	967
Foreign exchange (loss)	(11)	(456)	(445)
Interest expense, net	2,793	1,036	1,757
Income before provision for income taxes	28,260	28,605	(345)
Provision for income taxes	9,915	12,110	(2,195)
Net income	$18,345	$16,495	$1,850

Net sales for the quarter ended September 30, 2012 were $309.5 million compared to $215.8 million for the third quarter of 2011, an increase of $93.7 million or 43.4 percent. The increase in net sales was driven by the U.S. Corrugated Inc. (“USC”) acquisition which accounted for $99.1 million. Excluding the acquisition, net sales decreased by $5.4 million due to $3.1 million of lower average selling prices, $1.5 million of unfavorable exchange rate effects due to a stronger US dollar, as certain sales to European customers are invoiced in euros, and $3.6 million mainly due to a less favorable product mix, partially offset by $2.8 million of higher lumber and other sales. Average selling price per ton for the quarter ended September 30, 2012 was $625 compared to $639 for the prior year’s quarter. Average selling prices decreased primarily due to lower export containerboard prices and product mix partially offset by the partial realization of the $50 per ton kraft paper price increase announced in 2011.

The Company announced a $50 per ton selling price increase for domestic containerboard in August 2012 and an 8 and 10 percent increase for corrugated packaging boxes and sheets, respectively, in September 2012. These price increases will be partially realized during the fourth quarter of 2012 and is estimated to increase net sales by approximately $7.0 to $8.0 million.

The following represents the Company’s tons of paper sold by product line:

	Three Months Ended September 30,		Increase/
Product Line (in tons):	2012	2011	(Decrease)%
Domestic containerboard	131,722	104,934	26,788	25.5
Export containerboard	35,234	57,089	(21,855)	(38.3)
Kraft paper	69,712	69,824	(112)	(0.2)
DuraSorb®	65,432	70,994	(5,562)	(7.8)
Kraftpak ®	26,831	24,368	2,463	10.0
Tons of paper sold	328,931	327,209	1,722	0.5

Tons of paper sold for the quarter ended September 30, 2012 was 328,931 tons compared to 327,209 tons for the quarter ended September 30, 2011, an increase of 1,722 tons or 0.5 percent. Domestic containerboard sales increased 25.5 percent reflecting the impact of the acquisition and higher sales of lightweight containerboard. Export containerboard sales decreased 38.3 percent as the Company shipped more tons to domestic customers. Durasorb® sales decreased 7.8 percent due to lower shipments to Japan, Korea and Southeast Asia as demand was lower in the copper clad laminate markets and in Europe due to lower demand for high pressure laminates.

Corrugated product sales for the quarter ended September 30, 2012 totaled 1.6 billion square feet compared to none for the quarter ended September 30, 2011. The Company’s corrugated product sales began with the USC acquisition which closed in the fourth quarter of 2011.

The following represents a summary of tons of paper sold and produced by the Company:

	Three Months Ended September 30,		Increase/
	2012	2011	(Decrease)%
Tons of paper sold to third parties	328,931	327,209	1,722	0.5
Tons transferred to converting plants	65,306	—	65,306	100.0
Inventory change	(5,398)	1,478	(6,876)	(465.2)
Tons of paper produced	388,839	328,687	60,152	18.3

The 60,152 increase in tons of production in the third quarter of 2012 includes 59,927 tons from the USC acquisition.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2012 was $219.1 million compared to $146.0 million for the third quarter of 2011, an increase of $73.1 million, or 50.1 percent. The increase in cost of sales was mainly due to the $75.4 million impact of the acquisition. Excluding the acquisition cost of sales decreased by $2.3 million due to $3.5 million of lower annual planned maintenance outages as two outages which occurred in the third quarter of 2011 are currently planned for the fourth quarter of 2012. This was partially offset by $1.3 million of higher repairs and maintenance costs at the Roanoke Rapids paper mill due to a flash flood which occurred on August 25th. The mill received 11 inches of rain in less than six hours and resulted in a loss of 707 tons of production. Annual planned maintenance outages in the quarters ended September 30, 2012 and 2011 totaled $0.5 million and $4.0 million, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2012 totaled $15.6 million compared to $12.0 million for the quarter ended September 30, 2011. The increase of $3.6 million was primarily due to $3.2 million from the acquisition, $0.6 million of which is amortization of identified intangibles. Excluding the acquisition, depreciation and amortization expense increased $0.4 million in the quarter ended September 30, 2012 due to higher capital expenditures.

Freight and distribution expenses for the quarter ended September 30, 2012 totaled $27.9 million compared to $19.3 million for the quarter ended September 30, 2011. The increase of $8.6 million was primarily due to $7.8 million from the acquisition. Excluding the acquisition, freight and distribution expenses increased $0.8 million due to $0.7 million relating to product mix reflecting a higher percentage of domestic containerboard shipments where the Company pays for freight.

Selling, general and administrative expenses for the quarter ended September 30, 2012 totaled $16.0 million compared to $8.7 million for the quarter ended September 30, 2011. The increase of $7.3 million was primarily due to $6.9 million from the acquisition. Excluding the acquisition, selling, general and administrative expenses increased $0.4 million due to $0.6 million of acquisition related expenses. For the quarter ended September 30, 2012, selling, general and administrative expenses as a percentage of net sales increased to 5.2 percent from 4.0 percent in the quarter ended September 30, 2011.

Foreign exchange loss for the quarter ended September 30, 2012 was less than $0.1 million compared to $0.5 million for the quarter ended September 30, 2011. The change reflects the impact of the euro strengthening by 3.2 percent in 2012 quarter compared to the euro weakening by 5.6 percent in 2011 quarter.

Net interest expense for the quarters ended September 30, 2012 and 2011 was $2.8 million and $1.0 million, respectively. Interest expense reflects interest on the Company’s Credit Agreement and amortization of debt issuance costs. Interest expense was $1.8 million higher in the quarter ended September 30, 2012 primarily due to a higher term loan balance to fund the USC acquisition.

Provision for income taxes for the quarters ended September 30, 2012 and 2011 was $9.9 million and $12.1 million, respectively, reflecting an effective tax rate of 35.1 percent for the quarter ended September 30, 2012 compared to 42.3 percent for the similar period in 2011. The lower provision for income taxes in 2012 primarily reflects a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction and $0.6 million of favorable discrete tax adjustments.

Comparison of Results of Operations for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Increase/
(in thousands):	2012	2011	(Decrease)
Net sales	$915,646	$637,366	$278,280
Cost of sales, excluding depreciation and amortization	646,500	431,832	214,668
Depreciation and amortization	46,108	36,529	9,579
Freight and distribution expenses	81,624	56,829	24,795
Selling, general and administrative expenses	51,047	26,892	24,155
Other operating income	628	870	(242)
Operating income	90,995	86,154	4,841
Foreign exchange (loss)	(399)	(121)	278
Interest expense, net	9,265	3,210	6,055
Income before provision for income taxes	81,331	82,823	(1,492)
Provision for income taxes	29,019	33,038	(4,019)
Net income	$52,312	$49,785	$2,527

Net sales for the nine months ended September 30, 2012 were $915.6 million compared to $637.4 million for the first nine months of 2011, an increase of $278.2 million or 43.6 percent. The increase in net sales was driven by the USC acquisition which accounted for $290.9 million. Excluding the acquisition, net sales decreased by $12.7 million due to $7.5 million of lower volume as the Company transferred more tons of production to its corrugating plants rather than selling to third parties, $7.3 million in lower average selling prices, $3.5 million due to the unfavorable exchange rate effect of a stronger US dollar and $3.0 million due to a less favorable product mix, partially offset by $8.6 million of higher lumber and other sales. Average selling price per ton for the nine months ended September 30, 2012 was $619 compared to $630 for the prior year period Average selling prices decreased primarily due to a $68 per ton reduction in export containerboard prices and product mix.

The Company announced a $50 per ton selling price increase for domestic containerboard in August 2012 and an 8 and 10 percent increase for corrugated packaging boxes and sheets, respectively, in September 2012. These price increases will be partially realized during the fourth quarter of 2012 and is estimated to increase net sales by approximately $7.0 to $8.0 million.

The following represents the Company’s tons of paper sold by product line:

	Nine Months Ended September 30,		Increase/
Product Line (in tons):	2012	2011	(Decrease)%
Domestic containerboard	355,778	305,830	49,948	16.3
Export containerboard	159,686	188,065	(28,379)	(15.1)
Kraft paper	197,446	211,201	(13,755)	(6.5)
DuraSorb®	194,613	199,441	(4,828)	(2.4)
Kraftpak ®	74,523	75,126	(603)	(0.8)
Tons of paper sold	982,046	979,663	2,383	0.2

Tons of paper sold for the first nine months of 2012 was 982,046 tons compared to 979,663 tons for the first nine months of 2011, an increase of 2,383 tons or 0.2 percent. Domestic containerboard sales increased 16.3 percent reflecting the impact of the acquisition and higher demand for lightweight containerboard grades. Export containerboard sales decreased 15.1 percent as more containerboard volume was shipped domestically. Kraft paper sales decreased 6.5 percent reflecting an overall decrease in demand in the industry and a transfer of volumes to lightweight containerboard grades. Durasorb® sales declined 2.4 percent due to lower demand in copper clad laminate markets in Japan, Korea and Southeast Asia and in Europe due to lower demand for high pressure laminates.

Corrugated product sales for the first nine months of 2012 totaled 4.7 billion square feet compared to none for the first nine months of 2011. The Company’s corrugated product sales began with the USC acquisition which closed in the fourth quarter of 2011.

The following represents a summary of tons of paper sold and produced by the Company:

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)%
Tons of paper sold to third parties	982,046	979,663	2,383	0.2
Tons transferred to converting plants	198,153	—	198,153	100.0
Inventory change	(6,211)	2,190	(8,401)	(383.6)
Tons of paper produced	1,173,988	981,853	192,135	19.6

The 192,135 increase in tons of production in the first nine months of 2012 includes 181,219 tons from the USC acquisition and 10,916 tons from higher production rates and one extra day of production.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2012 was $646.5 million compared to $431.8 million for the first nine months of 2011, an increase of $214.7 million, or 49.7 percent. The increase in cost of sales was mainly due to the $219.6 million impact of the acquisition. Excluding the acquisition, cost of sales decreased by $4.9 million due to $6.6 million of lower sales volume, $4.9 million of productivity gains and $2.4 million due to the timing of annual planned maintenance outages, partially offset by $7.5 million of inflation on labor, benefits and input costs. Other costs increased approximately $1.4 million due to higher lumber sales and by $1.3 million due to repairs and maintenance costs at the Roanoke Rapids paper mill due to a flood which occurred on August 25th. Annual planned maintenance outages during the nine months ended September 30, 2012 and 2011 totaled $5.1 million and $7.5 million, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2012 totaled $46.1 million compared to $36.5 million for the nine months ended September 30, 2011. The increase of $9.6 million was primarily due to $9.5 million from the acquisition, $1.9 million of which is amortization of identified intangibles. Excluding the acquisition, depreciation and amortization expense increased $0.1 million.

Freight and distribution expenses for the nine months ended September 30, 2012 totaled $81.6 million compared to $56.8 million for the nine months ended September 30, 2011. The increase of $24.8 million was primarily due to $22.8 million from the acquisition. Excluding the acquisition, freight and distribution expenses increased $2.0 million primarily due to inflation on fuel costs and product mix reflecting a higher percentage of domestic containerboard shipments where the Company pays for freight.

Selling, general and administrative expenses for the nine months ended September 30, 2012 totaled $51.0 million compared to $26.9 million for the nine months ended September 30, 2011. The increase of $24.1 million was primarily due to $21.8 million from the acquisition. Excluding the acquisition, selling, general and administrative expenses increased $2.3 million due to the higher compensation related expenses and acquisition related expenses. For the nine months ended September 30, 2012, selling, general and administrative expenses as a percentage of net sales increased to 5.6 percent from 4.2 percent in the first nine months of 2011.

Foreign exchange loss for the nine months ended September 30, 2012 was $0.4 million compared to $0.1 million for the nine months ended September 30, 2011. The change reflects the strengthening of the U.S. dollar compared to the euro in the first nine months of 2012.

Net interest expense for the nine months ended September 30, 2012 and 2011 was $9.3 million and $3.2 million, respectively. Interest expense reflects interest on the Company’s Credit Agreement and amortization of debt issuance costs. Interest expense was $6.1 million higher in the first nine months of 2012 due to a higher term loan balance to fund the USC acquisition.

Provision for income taxes for the nine months ended September 30, 2012 and 2011 was $29.0 million and $33.0 million, respectively, reflecting an effective tax rate of 35.7 percent for the first nine months of 2012 compared to 39.9 percent for the similar period in 2011. The lower provision for income taxes in 2012 primarily reflects a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction and $0.6 million of favorable discrete tax adjustments.

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

Voluntary Prepayment

During the first nine months of 2012, the Company made a $50.0 million voluntary prepayment on its term loan under the Credit Agreement using cash flow from operations.

Debt Covenants

Under the financial covenants of the Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On September 30, 2012, the maximum permitted leverage ratio was 3.50 to 1.00. On September 30, 2012, KapStone was in compliance with the Credit Agreement with a leverage ratio of 1.68 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Credit Agreement through the quarter ending September 30, 2012, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On September 30, 2012, KapStone was in compliance with the Credit Agreement with a fixed charge coverage ratio of 9.46 to 1.00.

As of September 30, 2012, KapStone was in compliance with all applicable covenants in the Credit Agreement.

Other Current Borrowings

In 2012, the Company entered into a financing agreement of $3.4 million at an annual interest rate of 2.00 percent, for the annual property insurance premium. The agreement required the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1. As of September 30, 2012, there was $0.6 million outstanding under the current agreement.

Income taxes

The Company’s effective tax rate for 2012 is projected at 35.8 percent. The cash tax rate for 2012 is projected at 10.0 percent reflecting utilization of federal net operating losses and the cellulosic biofuel producer’s credit.

Income taxes paid, net of refunds, totaled $6.3 million and $0.2 million for the nine months ended September 30, 2012 and 2011, respectively.

Sources and Uses of Cash

Nine months ended September 30 (in thousands)	2012	2011
Operating activities	$117,452	$104,044
Investing activities	(41,713)	(90,962)
Financing activities	(47,497)	(13,098)

Cash and cash equivalents increased by $28.2 million from December 31, 2011, reflecting $117.5 million of net cash provided by operating activities, $41.7 million of net cash used in investing activities and $47.5 million of net cash used in financing activities.

Net cash provided by operating activities was $117.5 million primarily due to net income of $52.3 million for the first nine months of 2012 and $74.7 million of non-cash charges. Changes in operating assets and liabilities used $9.6 million of cash. Net cash provided by operating activities increased by $13.4 million in the first nine months of 2012 compared to the same period in 2011 due to operating assets and liabilities using $6.8 million of less cash, $4.1 million of higher non-cash charges and $2.5 million of higher net income in the first nine months of 2012 than the first nine months of 2011.

Net cash used in investing activities was $41.7 million reflecting $41.4 million of capital expenditures. For the nine months ended September 30, 2012, capital expenditures for legacy operations were $28.1 million related to spending on equipment upgrades and replacements at the paper mills. In addition, there were $11.6 million of capital expenditures related to the acquisition, primarily related to investments in information technology. Net cash used in investing activities decreased by $49.2 million in the first nine months of 2012 compared to the same period in 2011 mainly due to the $49.7 million KPB acquisition contingent earn-out payment in 2011, partially offset by $15.1 million of higher capital expenditures in the first nine months of 2012.

Net cash used in financing activities was $47.5 million reflecting the $50.0 million voluntary prepayment on the term loan in June 2012, partially offset by $0.6 million of net proceeds from other current borrowings and $1.3 million of proceeds from share transactions. Net cash used in financing activities increased by $34.3 million for the first nine months of 2012 compared to the same period in 2011 primarily due to a higher amount of debt repayments in 2012.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility under our Credit Agreement, which has a current availability of $142.8 million, will be sufficient to meet anticipated 2012 operating cash needs. The Company expects to spend approximately $23.0 million on capital expenditures in the fourth quarter of 2012.

Capital expenditures are expected to increase to approximately $70 million in 2013 as the Company announced a plan to invest $29 million over a three year period at its Charleston, South Carolina paper mill. The investment includes improvements to paper machine No. 3 in producing Ultra High Performance lightweight linerboard grades by replacing a section of the press as well as improvements in the fiber and utility areas to support increased production.

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

Under KapStone’s Credit Agreement, at September 30, 2012, we have an outstanding credit facility consisting of a term loan and revolving credit facility totaling $455.3 million. The initial term loan and the revolving credit facility have a maturity date of October 31, 2016.  Under the terms of the Credit Agreement, the company has the option to pay interest at a rate equal to an applicable margin plus either the current Eurodollar rate or a base rate.  The applicable margin is determined by reference to a pricing grid based upon the Company’s total leverage ratio.  Under such pricing grid, the applicable margins for the credit facility will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.  The applicable margin in effect at September 30, 2012 was 1.75% for the Company’s Eurodollar term loan.

Historically, in order to minimize the amount of interest paid, the Company has chosen to keep the term loan in one month Eurodollar loans.  At September 30, 2012 the Eurodollar term loan had an interest rate of 1.9655%.  Borrowings under the revolving credit facility, which are extremely short term in nature, are typically made as base rate loans.  The base rate is calculated to be the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00%.  Historically, base rate loans have been at the prime rate plus the applicable margin which is currently 0.75%.  The base rate at September 30, 2012 was 4.0%.  No borrowings were outstanding on the revolving credit facility on September 30, 2012.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2012. No such contracts were outstanding at September 30, 2012.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

In the quarter ended September 30, 2012 the Company migrated the paper mill and two corrugating manufacturing plants acquired as part of the USC acquisition to a new ERP system. The remaining 12 corrugating manufacturing plants acquired as part of the USC acquisition migrated to the new ERP system on October 1, 2012.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

October 30, 2012	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)