Form 10-K
period 2012-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2013-03-04
CIK 1325281

Use these links to rapidly review the document

KapStone Paper and Packaging Corporation (INDEX TO FINANCIAL STATEMENTS)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the 39,203,571 shares of Common Stock held by non-affiliates of the registrant on June 29, 2012, was $641,076,962. This calculation was made using a price per share of Common Stock of $15.85; the closing price of the Common Stock on the New York Stock Exchange on June 29, 2012 the last day of the registrant's most recently completed second fiscal quarter of 2012. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

         On February 25, 2013, the number of shares of Common Stock outstanding, excluding 40,000 treasury shares, was 47,477,511.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

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

PART I

Item 1.    Business

KapStone Acquisition History

        KapStone Paper and Packaging Corporation was formed in Delaware as a special purpose acquisition corporation on April 15, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business in the paper, packaging, forest products, and related industries. Unless the context otherwise requires, references to "KapStone," the "Company," "we," "us" and "our" refer to KapStone Paper and Packaging Corporation and its subsidiaries.

        On January 2, 2007, we consummated the purchase from International Paper Company ("IP") of substantially all of the assets and the assumption of certain liabilities of the Kraft Papers Business ("KPB") for $155.0 million, less $7.8 million of working capital adjustments. The KPB assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses, and certain long-term liabilities. We subsequently paid an aggregate of $53.7 million additional purchase price pursuant to contingent earn-out payments based upon achieving certain EBITDA targets.

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

        On October 31, 2011, we acquired U.S. Corrugated Acquisition Inc. ("USC") pursuant to a merger for $330.0 million in cash plus $1.9 million of working capital adjustments. USC owned, at the time of the merger, a recycled containerboard paper mill in Cowpens, South Carolina and fourteen corrugated packaging plants across the eastern and Midwestern United States. The acquisition was financed by cash on hand and a $525.0 million Credit Agreement consisting of a $375.0 million LIBOR based five-year term loan and a $150.0 million revolving credit facility. In connection with the transaction the Company paid off the remaining amount due under its then-existing credit facility. Subsequent to the acquisition, USC and its subsidiaries were reorganized into a single entity and renamed KapStone Container Corporation, a wholly owned subsidiary of KapStone Kraft Paper Corporation. See Note 3, "USC Acquisition" and Note 9, "Debt" for more information on the USC acquisition and the new senior secured credit facility.

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

General

        KapStone is a producer of unbleached kraft paper products and corrugated products. In 2012 we produced 1,558,111 tons of unbleached kraft paper, of which nearly 77% was sold to third party converters or shipped to our corrugated products manufacturing plants based in the United States and 23% was sold to foreign based customers. With the consummation of the USC acquisition in late 2011 we began manufacturing and selling corrugated products consisting of conventional shipping containers used to protect and transport manufactured goods and multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In 2012, the corrugating plants produced and sold about 383 million tons or 6.2 billion square feet (BSF) of corrugated products in the U.S. Our net sales in 2012 totaled $1.2 billion, which was comprised of $841.6 million of unbleached kraft paper and $375.0 million of corrugated products.

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

Containerboard

        Containerboard, consisting of linerboard and medium, is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated boxes and containerboard tends to be driven by industrial production of processed foods, nondurable goods and certain durable goods.

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. containerboard market is as follows:

(In millions)	2012	2011	2010
Total U.S. sales	30.7 tons	30.6 tons	30.6 tons
U.S. production	34.4 tons	34.0 tons	33.9 tons
Imports	0.6 tons	0.8 tons	0.8 tons
Exports	4.3 tons	4.2 tons	4.1 tons
U.S. operating rates	95%	96%	96%

        The primary markets for our containerboard are our corrugated products manufacturing plants and independent corrugated and laminated products customers who focus on specialty niche packaging.

Kraft Paper

        The AF&PA's estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2012	2011	2010
Total U.S. sales	1.34 tons	1.39 tons	1.43 tons
U.S. production	1.28 tons	1.32 tons	1.45 tons
Imports	0.16 tons	0.16 tons	0.17 tons
Exports	0.22 tons	0.25 tons	0.21 tons
U.S. operating rates	76%	78%	79%

        The kraft paper market is comprised of three general product types. Multiwall paper is used to produce bags for agricultural products, pet food, baking products, cement and chemicals. Specialty converting paper has a large variety of uses within coating and laminating applications that requires a smooth surface and is also used to produce shingle wrap, end caps, roll wrap and dunnage bags. Grocery bag and sack paper is converted into retail shopping bags, grocery sacks and lawn and leaf refuse bags.

        Over the last two decades, unbleached kraft paper capacity has declined. This decline has been caused by a decrease in grocery bags and sack paper due to a shift in market demand from paper bags to plastic. The multiwall market also contributed to a decrease in capacity due to conversion to plastics in certain end-use markets, primarily in the insulation, pet food and lawn and garden markets.

Saturating Kraft

        Saturating kraft is used in multiple industries around the world, including construction, electronics manufacturing and furniture manufacturing. The major end-use is thin high pressure laminates (HPL), used to create decorative surfaces such as kitchen and bath countertops, home and office furniture and flooring. Within the HPL market there is a growing and distinct HPL segment manufacturing and selling a much thicker product called compact laminates used as surfacing products such as exterior cladding, partitions and doors. In Asia, there is significant use of saturating kraft product for the manufacturing of printed circuit boards (PCB) and copper clad laminates (CCL) and there is also a growing use for thin HPL in decorative surfaces. We are not aware of any published data reporting the size of the saturating kraft market. Barriers to entry for producing high quality saturating kraft are high as it is a technically difficult grade of paper to produce.

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

Corrugated Products

        According to the Fibre Box Association, the value of industry shipments of corrugated products was $26.1 billion in 2012.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent Fibre Box Association annual report dated April 2012):

Food, beverages and agricultural products	42%
General retail and wholesale trade	16%
Paper products	15%
Miscellaneous manufacturing	15%
Petroleum, plastic, synthetic, and rubber products	10%
Appliances, vehicles, and metal products	2%

        Corrugated products manufacturing plants tend to be located in close proximity to customers to minimize freight costs. The Fibre Box Association estimates that the U.S. corrugated products industry consists of approximately 575 companies and over 1,200 plants.

Manufacturing

        We operate three paper mills in the southeastern United States. In 2012, we produced 1,558,111 tons of unbleached kraft paper at our mills in North Charleston, South Carolina, Roanoke Rapids, North Carolina and Cowpens, South Carolina. Currently, our mills operate on a 24 hours a day and seven days a week basis. Fiber used to make unbleached kraft paper is produced from a combination of locally sourced roundwood and woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. Old corrugated containers ("OCC") are used to make recycled containerboard in Cowpens. The Company processes pulp using six paper machines at our facilities. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        As of December 31, 2012 we operated 14 corrugated products manufacturing plants, comprised of six box plants, six sheet plants, and two sheet feeder plants. Box plants operate as combining operations that manufacture corrugated sheets and finished corrugated products. Sheet feeder plants have a corrugator machine and manufacture corrugated sheets which are shipped to sheet or box plants. Sheet plants have various machines which convert corrugated sheets, purchased either from our operations or third parties, into finished corrugated products. Plants with a corrugating machine have total capacity of approximately nine billion square feet ("BSF"). In January 2013 we announced that we are opening a new sheet plant in Aurora, Illinois.

        Our corrugated manufacturing plants operate in nine states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugated plant, for the most part, serves a market radius that typically averages 200 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

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

Distribution

        Unbleached kraft paper produced in our mills is shipped by rail or truck to customers in the U.S. and is shipped by truck to nearby ports and then by ocean vessel to our export customers. Domestic rail shipments represent about 47% of the tons shipped and the remaining 53% is shipped by truck.

        Our corrugated products are delivered by truck. Most of our plants have their own fleet of trucks as our customers demand timely service.

Sales and Marketing

        Our unbleached kraft paper marketing strategy is to sell our products to third party converters and manufacturers of industrial and consumer packaging products. We seek to meet the quality and service needs of the customers of our corrugated operations at the most efficient cost, while balancing those needs against the demands of our containerboard customers.

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

Customers and Products

        The following represents the Company's tons of products sold:

	2012		2011
Product Line:	Tons	% of Total	Tons	% of Total
Containerboard	690,503	41.1%	672,933	49.1%
Corrugated products	383,415	22.8%	57,186	4.2%
Kraft paper	250,280	14.9%	275,461	20.1%
DuraSorb®	253,239	15.1%	266,571	19.5%
Kraftpak®	103,028	6.1%	96,947	7.1%

Tons of product sold	1,680,465		1,369,098

        KapStone has over 2000 U.S.-based and over 200 export customers.

        Containerboard is sold to domestic and foreign converters in the corrugated packaging industry and to other converters for a variety of uses including laminated tier sheets and wrapping material, among others. Historically, our focus is on independent converters who do not have their own mill systems or converters who otherwise commonly purchase containerboard in the open market. Prior to the acquisition, USC had been a containerboard customer of ours. The USC acquisition provided us with vertical integration opportunities and we expect to increase the amount of KapStone containerboard produced in our acquired corrugated manufacturing plants.

        Kraft paper is sold primarily to domestic converters who produce multiwall bags for agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products such as wrapping paper products, dunnage bags and roll wrap.

        Our saturating kraft paper, sold under the trade name Durasorb® has a customer base which is split among three geographic regions, the Americas, Europe and Asia. Approximately 77 percent of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 40 years. Some customers have consolidated to form a greater presence in their end-use markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position with our Durasorb® product through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products.

        Our unbleached folding carton board sold under the Kraftpak® trade name has a customer base which consists primarily of integrated and independent converters in the folding carton industry. Our unbleached folding carton board product is a unique, low density virgin fiber board. KapStone believes that the best growth opportunities for Kraftpak® are in consumer brands that are changing their images to promote environmental friendliness and sustainability. Kraftpak® and similar products replace the use of coated recycled board, coated natural kraft board and solid bleached sulfate board which are currently much larger markets.

        As part of the 2011 USC acquisition we have about 1,000 corrugated product customers, most of which are regional and local accounts, which are broadly diversified across industries and geographic locations. In addition, we have a select number of national accounts, or those customers with a national presence. These national customers typically purchase corrugated products from several of our box plants throughout the United States. In 2012 we sold approximately 383 million tons or 6.2 billion square feet of corrugated products.

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

        Our mill in Cowpens, South Carolina is a 100% recycled mill, whose fiber consumption consists solely of recycled fiber commonly referred to as OCC. We obtain OCC pursuant to certain supply agreements and in open market purchases from suppliers within economic proximity to the Cowpens Mill. OCC has historically exhibited significant price volatility. The Cowpens mill has not experienced any significant difficulty in obtaining OCC.

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

Energy

        Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, bark, and by-products of the manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, fuel oil has exhibited higher costs per thermal unit and more price volatility than natural gas and coal. During 2012, approximately 56% of our mills' purchased fuel needs were from coal, historically our lowest cost purchased fuel.

        We purchase coal under three contracts with fixed pricing through December 31, 2013.

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

Employees

        As of December 31, 2012, we have 2,760 employees. Of these, 842 employees are salaried and 1,918 are hourly. Approximately 1,400 of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW).

        Currently, there is a collective bargaining agreement in place with union employees in Roanoke Rapids through August 2013. The Company is engaged in negotiations with its union employees in North Charleston. The mill is operating under the terms of a contract that expired in July 2012. We expect to begin negotiations to renew the Roanoke Rapids union contract soon.

        During 2012, we experienced no work stoppages and have experienced no instances of significant work stoppages in the five years prior to 2012. We believe we have good relations with our employees.

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

  3.
  Clean Air Act (CAA)

  4.
  The Emergency Planning and Community Right-to-Know-Act (EPCRA)

  5.
  Toxic Substance Control Act (TSCA)

  6.
  Safe Drinking Water Act (SDWA)

        We believe that we are currently in material compliance with these and all applicable environmental rules and regulations. Because environmental regulations are constantly evolving, we have incurred, and will continue to incur, costs to maintain compliance with these and other environmental laws and regulations. We work diligently to anticipate and budget for the impact of applicable environmental regulations, and do not currently expect that future environmental compliance obligations will materially affect our business or financial condition. Total capital costs for environmental matters were $0.1 million for 2012. We currently estimate 2013 environmental capital expenditures will be less than $1.0 million.

        We do not believe that any ongoing remedial projects are material in nature. As of December 31, 2012, we maintained an environmental reserve of $1.9 million, which includes funds relating to on-site landfill and surface impoundments for our landfill obligations, which are accounted for in accordance with Accounting Standards Codification ("ASC") 410, Asset Retirement and Environmental Obligations. We believe these reserves are adequate.

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

        In 2004, the U.S. Environmental Protection Agency (the "EPA") published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, which would require compliance in 2014. During 2011, the EPA determined that it would reconsider certain provisions of the Boiler MACT regulations and, in December 2011, the EPA published proposed rules containing changes to the March 2011 rules. The EPA stayed a portion of the Boiler MACT regulations during its reconsideration process, but this stay was vacated by a federal district court in January 2012. In December 2012, the EPA made final changes to the March 2011version of the Boiler MACT regulations, extending certain federal compliance requirements. These regulations could require modifications to one boiler at our mill in Roanoke Rapids, North Carolina. Based upon the Company's current understanding of the regulation, its current estimate for total cost of compliance is estimated at a range of $2.0 million to $3.0 million.

        In addition to Boiler MACT and greenhouse gas standards, the EPA has recently finalized a number of other environmental rules, which may impact the pulp and paper industry. The EPA also is revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws, regulations and/or enforcement practices will affect our business; however, it is possible that our compliance, capital expenditure requirements and operating costs could increase materially.

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

Risks associated with our business

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position and we do not expect these conditions to improve materially in the near future.

        Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including recent declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. The capital and credit experienced extreme volatility and disruption in the recent past and, while generally more stable now, could experience such volatility and disruptions again—particularly due to sovereign debt and related issues in Europe. Credit market dislocations can result in significant reduction in availability of liquidity and credit and increased the costs of credit when such credit is available. Conditions in the capital and credit markets and the effects of the declines in consumer and business confidence and spending may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Moreover, the current worldwide financial crisis has in the past, and could in the future reduce the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide.

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

        During the year ended December 31, 2012, no customer accounted for more than 10 percent of consolidated net sales. However, losses of key customers could significantly impact our business, results of operations, cash flows and financial position.

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

Our indebtedness may adversely affect our financial health.

        As of December 31, 2012, we had approximately $368.8 million of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A significant portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by us under our senior secured credit facility bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the senior secured credit facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

        Our senior secured credit facility contains restrictive covenants that limit our liquidity and corporate activities, including our ability to pursue additional acquisitions. Our credit facility imposes operating and financial restrictions that limit our ability to:

  •
  incur additional indebtedness;

  •
  create additional liens on our assets;

  •
  make investments;

  •
  engage in mergers or acquisitions;

  •
  pay dividends; and

  •
  sell all or any substantial part of our assets.

        In addition, our senior secured credit facility also imposes other restrictions on us. Therefore, we would need to seek permission from the lenders in order to engage in certain corporate actions. The lenders' interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders' permission when needed. This may prevent us from taking actions that are in our best interest.

        Our senior secured credit facility requires us to maintain certain financial ratios. The failure to maintain the specified ratios could result in an event of default if not cured or waived.

        In the event of a default under our senior secured credit facility, the lenders generally would be able to declare all of such indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the credit facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility the lenders generally would be entitled to seize the collateral. A default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business and financial condition.

If we fail to extend or renegotiate the collective bargaining agreements as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 600 employees at the North Charleston mill, 400 employees at various corrugating manufacturing locations, and 400 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to Roanoke Rapids through August 2013. The North Charleston union contract expired in July of 2012 and remains under negotiations. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our results of operations.

Our operations are global in nature, and accordingly our business, results of operations, cash flows and financial position could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 23 percent and 35 percent, respectively, of each of our 2012 and 2011 revenues were derived from export sales. Our international operations and activities face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        We test for impairment of goodwill annually in accordance with generally accepted accounting standards. When events or changes in circumstances indicate that the carrying value for such assets may not be recoverable, we review goodwill for impairment on an interim basis. Factors that may be considered a change in circumstances requiring our interim testing include a decline in stock price as compared to our book value per share, future cash flows and slower growth rates. In connection with future annual or interim tests, we may be required to record a non-cash charge to earnings during the period in which any impairment of goodwill is determined, which would adversely impact our results of operations.

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

We are subject to cyber-security risks related to certain customer, employee, vendor or other company data.

        We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. Despite our security design and controls, and those of our third party providers, we could become subject to cyber attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

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

        Due to past history of industrial operations at the Roanoke Rapids and North Charleston mills, the possibility of onsite and offsite environmental impact to the soil and groundwater may present a heightened risk of contamination. If we are required to make significant expenditures for remediation, the costs of such efforts may have a significant negative impact on our results of operations, cash flows and financial position.

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

        Any future issuance of equity securities, including shares issued upon exercise of outstanding stock options, could dilute the interests of our existing stockholders and could adversely affect the trading price of our common stock.

Our executive officers and directors control a substantial percentage, approximately 13.9%, of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2012, our executive officers and directors owned 6.6 million shares of our common stock, or approximately 13.9 percent of our total outstanding common stock. Accordingly, our executive officers and directors may have some influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have some influence regarding the outcome of the election.

Risks associated with the paper, packaging, forest products and related industries

The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.

        Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for products in the paper, packaging, forest products and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most paper products and many wood products used in the packaging industry are commodities that are widely available from many producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for these commodity products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets (including Europe, Asia, and Central and South America), as well as foreign currency exchange rates. The foregoing factors could materially and adversely impact our sales and profitability and results of operations.

Difficulty obtaining wood fiber at favorable prices, or at all, may negatively impact companies in the paper and packaging industry.

        Wood fiber (including OCC) is the principal raw material in many parts of the paper and packaging industry. Wood fiber is a commodity, and prices historically have been cyclical. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other causes, thereby reducing supply and increasing prices. Demand for OCC, especially from China, could result in shortages or spikes in the cost of OCC.

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

An increase in the cost of purchased energy and raw materials would lead to higher manufacturing costs, thereby reducing margins which would have an adverse effect on our profitability and results of operations.

        Energy is a significant input cost for the paper and packaging industry. Increases in energy prices can be expected to adversely impact businesses. Energy prices, particularly for electricity, coal and fuel oil, have been volatile in recent years and currently coal and electricity prices exceed historical averages. These fluctuations have historically impacted manufacturing costs of companies in the industry, often contributing to reduced margins and increased earnings volatility. In addition, we could be materially adversely impacted by supply disruptions or the inability to pass on cost increases to our customers.

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

        Companies in the paper and packaging industry are subject to possible declines in demand for their products as the use of alternative materials and technologies grows and the prices of such alternatives become more competitive. Any substantial shift in demand from wood and paper products to competing technologies or materials could result in a material decrease in sales of our products and could adversely affect our results of operations, cash flows and financial position. We cannot ensure that any efforts we might undertake to adapt our product offerings to such changes would be successful or sufficient.

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

Item 3.    Legal Proceedings

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employments matters, personal injury claims, contractual disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.    Mine Safety Disclosure

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.0001 per share, trades on the New York Stock Exchange under the symbol KS. As of December 31, 2012, the number of beneficial holders of record of our common stock was 5,980.

        The following table sets forth the high and low sales price information for the Company's common stock from January 1, 2011 through December 31, 2012, as reported by the NYSE.

	2012		2011
Quarter Ended	Low	High	Low	High
March 31	$16.05	$21.24	$15.08	$17.80
June 30	$15.11	$19.93	$14.37	$17.63
September 30	$15.26	$22.39	$12.66	$17.28
December 31	$19.54	$23.06	$13.18	$17.88

        In November 2012 the Company's board of directors approved a special cash dividend of $2.00 per share. The dividend was paid in December 2012. There were no cash dividends or other cash distributions made by us during the fiscal years 2011 or 2010. The Company does not currently have plans to pay any additional dividends.

        At December 31, 2012, the closing share price on the NYSE was $22.19. The value of Company stock as of December 31, 2012 includes the downward adjustment in the Company's stock price on the ex-dividend date equal to the $2.00 per share special cash dividend payable to all shareholders of record as of December 10, 2012.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock on December 31, 2007 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on December 31, 2007. The graph portrays total return, 2007-2012, assuming reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2012, 2011, 2010, 2009 and 2008.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

	Years Ended December 31,
In thousands, except per share amounts	2012	2011	2010	2009	2008
Statement of Income Data:
Net sales(1)	$1,216,637	$906,119	$782,676	$632,478	$524,549
Operating income(2)	$109,560	$106,741	$68,703	$151,362	$50,656
Net income(3)	$62,505	$123,981	$65,041	$80,280	$19,665
Basic net income per share	$1.34	$2.68	$1.42	$2.32	$0.74
Diluted net income per share	$1.31	$2.61	$1.38	$2.29	$0.57
Balance Sheet Data:
Cash and cash equivalents	$16,488	$8,062	$67,358	$2,440	$4,165
Total assets	$1,131,167	$1,124,354	$719,727	$669,123	$727,190
Long-term liabilities	$414,628	$442,269	$185,539	$213,637	$419,545
Total stockholders' equity	$517,948	$546,278	$418,634	$348,790	$180,767

(1)
2011 results and later reflect the USC acquisition on October 31, 2011. 2008 results and later reflect the CKD acquisition from MeadWestvaco on July 1, 2008.

(2)
2009 operating income includes $164.0 million of alternative fuel mixture credits and $16.4 million from the gain on the sale of the dunnage bag business.

(3)
2011 net income includes a $63.0 million benefit from the reversal of the tax reserve for alternative fuel mixture credits. 2010 net income includes a $21.0 million cellulosic biofuel producers' tax credit.

        See Note 3 to Notes to Consolidated Financial Statements for USC acquisition footnote.

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

        Our mill operations had a strong year in 2012, producing a record 1.56 million tons of unbleached kraft paper compared to 1.35 million tons in 2011. Net sales in 2012 of $1.2 billion reflect 1.7 million tons of product sold. Average selling prices for 2012 decreased by $5 per ton to $622. This decrease was a result of lower export containerboard and domestic kraft paper prices partially offset by a partial realization of our fourth quarter 2012 $50 per ton containerboard price increase.

        Some key highlights for 2012 include:

  •
  In June, we made a $50.0 million voluntary prepayment of principal on our term loan using cash flow from operations.

  •
  In August, we announced a $50 per ton selling price increase for domestic containerboard and an 8 and 10 percent increase for corrugated packaging boxes and sheets, respectively. These price increases were partially realized during the fourth quarter of 2012 and will be fully realized by mid 2013.

  •
  In September we announced a plan to invest $29.0 million in our North Charleston, South Carolina paper mill to upgrade No. 3 paper machine and selected equipment in the fiber and utilities areas. This investment will increase capacity for ultra high performance linerboard grades.

  •
  In October we migrated 12 of 14 locations included in the USC acquisition to a common ERP platform.

  •
  In November our Board of Directors approved a $2.00 per share special cash dividend which we paid on December 20, 2012.

  •
  In November we amended our Credit Agreement to, among other things, include a lower interest rate and a one year extension of our $131.3 million final principal payment to November 28, 2017.

        In January 2013, the Company announced the future opening a new manufacturing facility in Aurora, IL. The 192,000 square foot facility located 40 miles west of the city of Chicago will produce corrugated packaging and will also include a design lab and a technical center. The Company expects to invest approximately $8 to $10 million in the first phase and will begin production at the new facility in March of 2013.

Results of Operations for the Years Ended December 31, 2012, 2011, and 2010

        The following table compares results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
				% of Net Sales
			% Change
($ in thousands)	2012	2011		2012	2011
Net sales	$1,216,637	$906,119	34.3%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	866,124	628,613	37.8%	71.2	69.4
Depreciation and amortization	63,124	51,036	23.7%	5.2	5.6
Freight and distribution expenses	108,438	79,643	36.2%	8.9	8.7
Selling, general and administrative expenses	70,055	41,265	69.8%	5.8	4.6
Other operating income	664	1,179	(43.7)%	(0.1)	(0.1)

Operating income	109,560	106,741	2.6%	9.0	11.8
Foreign exchange loss	303	319	(5.0)%	—	—
Interest expense, net	11,774	6,081	93.6%	1.0	0.7

Income before provision (benefit) for income taxes	97,483	100,341	(2.8)%	8.0	11.1
Provision (benefit) for income taxes	34,978	(23,640)	(248.0)%	2.9	(2.6)

Net income	$62,505	$123,981	(49.6)%	5.1%	13.7%

        Net sales for the year ended December 31, 2012 were $1,216.6 million compared to $906.1 million for the year ended December 31, 2011, an increase of $310.5 million or 34.3 percent. The increase in net sales was driven by the USC acquisition which accounted for $330.6 million of net sales. Excluding the USC acquisition, net sales decreased by $20.1 million due to $21.4 million of lower volume of paper sales as the Company used more tons for internal consumption rather than selling to third parties, $4.8 million in lower average selling prices, $4.0 million due to the unfavorable exchange rate effect of a stronger US dollar and $2.2 million due to a less favorable product mix, partially offset by $12.3 million of higher lumber and other sales. Average selling price per ton for 2012 was $622 compared to $627 for 2011. Average selling prices decreased primarily due to a $45 per ton reduction in export containerboard prices and product mix, partially offset by the partial realization of a $50 per ton containerboard price increase late in 2012.

        Average selling prices per ton of paper are expected to increase in 2013 as a $50 per ton containerboard increase will be in place the entire year. The price increase was not fully implemented until the end of the fourth quarter in 2012. In addition, average selling prices for corrugated products are expected to increase in 2013 for the same reason.

        The following represents the Company's tons of products sold:

	Year Ended December 31,
			Increase/ (Decrease)
Product Line (in tons):	2012	2011		%
Domestic containerboard	480,406	415,112	65,294	15.7
Corrugated products	383,415	57,186	326,229	570.5
Export containerboard	210,097	257,821	(47,724)	(18.5)
Kraft paper	250,280	275,461	(25,181)	(9.1)
DuraSorb®	253,239	266,571	(13,332)	(5.0)
Kraftpak®	103,028	96,947	6,081	6.3

Tons of product sold	1,680,465	1,369,098	311,367	22.7%

        Tons of product sold in 2012 was 1,680,465 tons compared to 1,369,098 tons in 2011, an increase of 311,367 tons or 22.7 percent. The increase in tons of paper sold was primarily driven by the USC acquisition. Excluding the USC acquisition, tons of paper sold decreased by 14,862 tons or 1.1 percent.

  •
  Domestic containerboard sales increased 15.7 percent reflecting the impact of the USC acquisition and higher demand for lightweight containerboard grades.

  •
  Corrugated product sales volume increased 570.5 percent in 2012. Corrugated product sales, in billion square feet, was 6.2 billion in 2012 compared to 1.0 billion in 2011. Sales of corrugated products began with the USC acquisition which closed in the fourth quarter of 2011.

  •
  Export containerboard sales decreased 18.5 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

  •
  Kraft paper sales decreased 9.1 percent reflecting an overall decrease in demand in the industry and a transfer of volumes to lightweight containerboard grades.

  •
  Durasorb® sales declined 5.0 percent due to lower demand in copper clad laminate markets in Japan, Korea and Southeast Asia and in Europe due to lower demand for high pressure laminates.

  •
  Kraftpak® sales volume increased 6.3 percent due to higher volume with existing accounts.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2012 was $866.1 million compared to $628.6 million for the year ended December 31, 2011, an increase of $237.5 million, or 37.8 percent. The increase in cost of sales was mainly due to the $246.4 million impact of the USC acquisition. Excluding the USC acquisition, cost of sales decreased by $8.9 million due to $19.7 million of lower sales volume and $5.4 million of productivity gains, partially offset by $12.0 million of inflation on labor, benefits and input costs. Other costs increased approximately $2.9 million due to higher lumber and other sales and by $1.3 million due to repairs and maintenance costs at the Roanoke Rapids paper mill due to a flood which occurred on August 25th. The mill received 11 inches of rain in less than six hours which resulted in a loss of 707 tons of production. Annual planned maintenance outages during 2012 and 2011 totaled $18.4 million and $18.8 million, respectively.

        Depreciation and amortization expense for the year ended December 31, 2012 totaled $63.1 million compared to $51.0 million for the same period in 2011. The increase of $12.1 million was primarily due to $11.4 million from the USC acquisition, $4.7 million of which is amortization of identified intangibles. Excluding the USC acquisition, depreciation and amortization expense increased $0.7 million.

        Freight and distribution expenses for the year ended December 31, 2012 totaled $108.4 million compared to $79.6 million for the year ended December 31, 2011. The increase of $28.8 million was primarily due to $26.5 million from the USC acquisition. Excluding the USC acquisition, freight and distribution expenses increased $2.3 million primarily due to product mix reflecting a higher percentage of domestic containerboard shipments where the Company pays for freight and inflation on fuel costs.

        Selling, general and administrative expenses for the year ended December 31, 2012 totaled $70.1 million compared to $41.3 million in 2011. The increase of $28.8 million was primarily due to $24.9 million from the USC acquisition. Excluding the USC acquisition, selling, general and administrative expenses increased $3.9 million due to the higher compensation related expenses and $1.5 million of higher acquisition integration related expenses. As a percentage of net sales, selling, general and administrative expenses increased to 5.8 percent in 2012 from 4.6 percent in 2011.

        Interest expense, net for the years ended December 31, 2012 and 2011 was $11.8 million and $6.1 million, respectively. Interest expense reflects interest on borrowings under the Company's Credit Agreement and amortization of debt issuance costs. Interest expense was $5.7 million higher in 2012 due to a higher term loan balance to fund the USC acquisition and $1.0 million of higher debt amortization costs.

        Provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 was $35.0 million expense and $23.6 million benefit, respectively, reflecting an effective tax rate of 35.9 percent for 2012 compared to (23.6) percent for the similar period in 2011. The higher benefit for income taxes in 2011 mainly reflects $63.0 million for the reversal of tax reserves relating to alternative fuel mixture tax credits upon completion of the 2009 IRS examination in the fourth quarter of 2011.

        The following table compares results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
				% of Net Sales
			% Change
($ in thousands)	2011	2010		2011	2010
Net sales	$906,119	$782,676	15.8%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	628,613	565,185	11.2%	69.4	72.2
Depreciation and amortization	51,036	45,245	12.8%	5.6	5.7
Freight and distribution expenses	79,643	73,406	8.5%	8.7	9.4
Selling, general and administrative expenses	41,265	31,129	32.6%	4.6	4.0
Other operating income	1,179	992	18.9%	(0.1)	(0.1)

Operating income	106,741	68,703	55.4%	11.8	8.8
Foreign exchange loss	319	666	(52.1)%	—	(0.1)
Interest expense, net	6,081	5,403	12.5%	0.7	0.7

Income before income taxes	100,341	62,634	60.2%	11.1	8.0
Provision (benefit) for income taxes	(23,640)	(2,407)	882.1%	(2.6)	(0.3)

Net income	$123,981	$65,041	90.6%	13.7%	8.3%

        Net sales for the year ended December 31, 2011 were $906.1 million compared to $782.7 million for the year ended December 31, 2010, an increase of $123.4 million or 15.8 percent. Net sales in 2011 included two months (of USC sales after the closing of the USC acquisition on October 31, 2011) which accounted for $58.4 million of the increase in net sales. Excluding the acquisition, the increase in net sales was driven by $50.5 million of higher average selling prices in 2011 compared to 2010 mainly due to full realization of price increases implemented in 2010 and in the first half of 2011. Average selling price per ton for 2011 was $627 compared to $586 for 2010. Net sales also increased by $11.8 million due to higher unit sales and $1.0 million of more favorable product mix partially offset by $2.2 million of lower lumber sales. Exchange rates positively impacted net sales by $3.9 million.

        The following represents the Company's tons of product sold:

	Year Ended December 31,
			Increase/ (Decrease)
Product Line (in tons):	2011	2010		%
Domestic containerboard	415,112	377,505	37,607	10.0
Corrugated products	57,186	—	57,186	NM
Export containerboard	257,821	272,719	(14,898)	(5.5)
Kraft Paper	275,461	273,216	2,245	0.8
DuraSorb®	266,571	268,852	(2,281)	(0.8)
Kraftpak®	96,947	92,853	4,094	4.4

Tons of product sold	1,369,098	1,285,145	83,953	6.5%

        Tons of product sold in 2011 was 1,369,098 tons compared to 1,285,145 tons in 2010, an increase of 83,953 tons or 6.5 percent. The increase in tons of paper sold was primarily driven by the USC acquisition. Excluding the USC acquisition, tons of paper sold increased by 26,767 tons or 2.1 percent.

  •
  Domestic containerboard sales volume increased 10.0 percent reflecting higher demand for lightweight grades.

  •
  Sales of corrugated products began with the USC acquisition which closed in the fourth quarter of 2011. Corrugated product sales, in million square feet, were 950 million in 2011.

  •
  Export containerboard volume decreased 5.5 percent due to higher domestic shipments.

  •
  DuraSorb® sales volume declined 0.8 percent due to a reduction in export shipments, mainly in Asia.

  •
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

        Foreign exchange losses for the years ended December 31, 2011 and 2010 were $0.3 million and $0.7 million, respectively. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

        Interest expense, net for the years ended December 31, 2011 and 2010 was $6.1 million and $5.4 million, respectively. Interest expense reflects interest on the Credit Agreement and amortization of debt issuance costs. Interest expense was $0.7 million higher in 2011 compared to 2010 due to higher term loan balances in the fourth quarter of 2011 as a result of entering into a new credit agreement in conjunction with the USC acquisition on October 31, 2011.

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

Liquidity and Capital Resources

Amendment to Credit Agreement

        On May 10, 2012, the Company entered into a First Amendment to the Credit Agreement (the "First Amendment"), which amended the Credit Agreement, dated as of October 31, 2011. The First Amendment, among other things, expanded the "accordion" feature under the Credit Agreement, removed certain mandatory prepayment events, and modified the calculation methodology of the financial covenants. The "accordion" feature in the Credit Agreement now permits the Company, subject to certain terms and conditions, to request an increase in the revolving commitments and/or additional term loans in an aggregate principal amount of up to $450.0 million.

        On November 28, 2012, the Company entered into a Second Amendment to the Credit Agreement ("Second Amendment"), further amending the Company's Credit Agreement. The Second Amendment amended the definition of "Fixed Charge Coverage Ratio", changed the applicable rate grid, extended the Maturity Date from October 31, 2016 to November 28, 2017, and permitted a one-time special cash dividend to be paid by the Company on or before December 31, 2012, in an aggregate amount not to exceed $100.0 million.

Voluntary and Mandatory Prepayments

        For the years ended December 31, 2012 and 2011, the Company made $50.0 million and $15.0 million of voluntary principal prepayments, respectively to the term loan under the Credit Agreement. No mandatory prepayments were required under the Credit Agreement.

Other Borrowing

        In 2012 and 2011, the Company entered into financing agreements of $3.4 million and $2.3 million, respectively, at an annual interest rate of 2.00 percent and 1.75 percent, respectively, for its annual property insurance premium. The agreements required the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1 of each year. As of December 31, 2012, there was no balance outstanding under the current agreement. The Company entered into a similar agreement in 2013 with similar terms and conditions.

Debt Covenants

        Under the financial covenants of the Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On December 31, 2012, the maximum permitted leverage ratio was 3.25 to 1.00. On December 31, 2012, KapStone was in compliance with the Credit Agreement with a leverage ratio of 2.06 to 1.00.

        The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Credit Agreement through the quarter ending December 31, 2012 the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On December 31, 2012, KapStone was in compliance with the Credit Agreement with a fixed charge coverage ratio of 12.93 to 1.00.

        As of December 31, 2012, KapStone was also in compliance with all other applicable covenants in the Credit Agreement.

Income Taxes

        Income taxes paid, net of refunds, were $7.0 million, $0.3 million, and ($13.2) million in 2012, 2011 and 2010, respectively. The Company expects to pay a higher amount of income taxes in 2013.

Sources and Uses of Cash

Years ended December 31 ($ in thousands)	2012	2011	2010
Operating activities	$157,829	$136,376	$136,076
Investing activities	(67,551)	(423,863)	(35,180)
Financing activities	(81,852)	228,191	(35,978)

Total change in cash and cash equivalents	$8,426	$(59,296)	$64,918

2012

        Cash and cash equivalents increased by $8.4 million from December 31, 2011, reflecting $157.8 million of net cash provided by operating activities offset by $67.5 million of net cash used in investing activities and $81.9 million of net cash used in financing activities.

        Net cash provided by operating activities was $157.8 million, primarily due to $62.5 million of net income, $88.1 million of non-cash charges and $7.2 million due to changes in operating assets and liabilities. Net cash provided by operating activities increased by $21.5 million during the year ended

December 31, 2012 compared to the same period in 2011 due to operating assets and liabilities using $93.6 million of less cash offset by $61.4 million of lower net income in 2012 than 2011 and $10.7 million of lower non-cash charges.

        Net cash used in investing activities was $67.6 million reflecting $67.2 million of capital expenditures. For the year ended December 31, 2012, capital expenditures for legacy operations were $50.5 million related to spending on equipment upgrades and replacements at the paper mills and were $16.7 million for our mill and corrugated operations acquired in the USC acquisition, primarily related to investments in information technology. Net cash used in investing activities decreased by $356.3 million in 2012 compared to 2011, mainly due to the $331.3 million paid for the USC acquisition and a $49.7 million contingent earn-out payment in 2011 for the KPB acquisition, partially offset by $24.7 million of higher capital expenditures in 2012.

        Net cash used in financing activities was $81.9 million reflecting the $94.9 million special cash dividend payment in December 2012 and $50.0 million voluntary prepayment on the term loan in June 2012, partially offset by $63.5 million of short-term borrowings under the revolving credit. Net cash used in financing activities increased by $310.0 million for 2012 compared to the same period in 2011, primarily due to $375.0 million of 2011 loan proceeds and $94.9 million for the 2012 special cash dividend payment. These amounts were partially offset by $63.5 million in 2012 short-term borrowings, lower debt repayment in 2012 of $84.6 million, and $13.8 million for the 2011 debt issuance costs.

2011

        Cash and cash equivalents of $8.1 million at December 31, 2011 decreased by $59.3 million from December 31, 2010, reflecting cash provided by operations of $136.4 million and cash provided by financing activities of $228.2 million, offset by cash used in investing activities of $423.9 million.

        Net cash provided by operating activities was $136.4 million due to $124.0 million of net income and $98.8 million of non-cash charges. Changes in operating assets and liabilities used $86.5 million of cash. Net cash provided by operating activities increased by $0.3 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a $58.9 million increase in net income and $71.5 million of higher non-cash charges partially offset by a $130.2 million increase in cash used in operating assets and liabilities. Non-cash charges increased by $71.5 million, primarily due to $65.8 million of higher deferred income taxes. The $130.2 million increase of cash used in operating assets and liabilities was mainly due to a reversal of a $63.0 million tax reserve for the AFMTC, $13.2 million tax refund received in June 2010, $13.1 million of AFMTC payments received in the first six months of 2010 and $9.7 million of incentive compensation paid in 2011.

        Net cash used in investing activities included $331.6 million for the USC acquisition, $49.7 million reflecting a contingent earn-out payment made to IP in connection with the KPB acquisition and $42.5 million of capital expenditures. Capital expenditures were mainly spent on equipment upgrades and replacements at the paper mills. Net cash used in investing activities increased by $388.7 million during the year ended December, 31 2011 compared to the year ended December 31, 2010 mainly due to the $331.6 million paid for the USC acquisition and the $49.7 million contingent earn-out payment.

        Net cash provided by financing activities totaled $228.2 million reflecting $375.0 million of loan proceeds from the Credit Agreement entered into in October 2011, partially offset by the $114.9 million payoff of the Company's prior credit facility, $19.7 million of term loan repayments including a $15.0 million voluntary payment, and $13.8 million of debt issuance costs for the Credit Agreement. Net cash provided by financing activities changed by $264.2 million during the year ended December 31, 2011 compared to the year ended December 31, 2010 mainly due to the loan proceeds received under the Credit Agreement, partially offset by the payoff of the Company's prior credit facility and payment of debt issuance costs.

Future Cash Needs

        We expect that cash on hand at December 31, 2012 and cash generated from operating activities in 2013 and, if needed, the ability to draw from our $150.0 million revolving credit facility under our Credit Agreement and our $450.0 million accordion provision under our Credit Agreement will be sufficient to meet anticipated cash needs, which primarily consist of $69.9 million repaying our short-term borrowings and interest on our term loans, approximately $73.0 million of expected capital expenditures, $4.4 million of pension plan funding and any additional working capital or acquisition needs. At December 31, 2012, the Company had $63.5 million in borrowings and $79.6 million of remaining availability under the revolving credit facility.

        On a long term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our revolving credit facility and accordion provision will be sufficient to meet long term obligations, which primarily consist of $393.1 million of debt service and interest, which includes a $131.3 million final payment on our term loan in November 2017, capital expenditures of $45.0 to $60.0 million annually, annual defined benefit pension plan contributions, working capital needs and acquisitions.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other non-related entities or entered into any options on non-financial assets.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe our critical accounting policies are those described below. The Company's audit committee has reviewed the policies listed below. For a detailed discussion of these and other accounting policies, see Note 2 of the Notes to the Consolidated Financial Statements.

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

        The Company recognizes revenue from the sale of shaft horsepower, generated by its cogeneration facility, on a gross basis and is included in net sales.

        Freight charged to customers is recognized in net sales.

        Goodwill and Intangible Assets—Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. For 2012, the Company has identified two reporting units. The estimates of fair value of a reporting unit are determined based on a market approach as well as an income approach using a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of the Company's operating segment. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

        Pension and Postretirement Benefits—The Company provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates.

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

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2012, ($000s):

	Payments Due by Period
Contractual Obligations	Total	1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
Short-term borrowings(1)	$63,500	$63,500	$—	$—	$—	$—	$—
Long-term debt(2)	305,313	—	26,406	49,219	56,250	173,438	—
Interest on long-term debt(3)	24,316	6,389	5,836	5,147	4,236	2,708	—
Operating lease obligations(4)	106,316	10,616	9,745	8,665	8,337	6,942	62,011
Purchase obligations(5)	247,009	39,054	30,018	29,268	27,433	24,308	96,928
Minimum pension plan funding(6)	4,410	4,410	—	—	—	—	—

Total	$750,864	$123,969	$72,005	$92,299	$96,256	$207,396	$158,939

(1)
These obligations do not become due until November 28, 2017 but it is management's intention to use cash flow from operations to settle this obligation in 2013.

(2)
These obligations are reflected on our Consolidated Balance Sheet at December 31, 2012, in long-term debt net of current portion, as appropriate. See Note 9 of Notes to Consolidated Financial Statements.

(3)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2012. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2012.

(4)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2012.

(5)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2012. See Note 14 of Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV.

(6)
The Company's pension and postretirement liabilities total $13.2 million as of December 31, 2012. The minimum pension plan funding represents the Company's expected 2013 contributions and was determined in consultation with our actuary in accordance with IRS guidelines. See Note 10 of Notes to Consolidated Financial Statements.

        Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $5.0 million of unrecognized tax benefits as of December 31, 2012 has been excluded from the table above.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest Rates

        Under our Credit Agreement, at December 31, 2012, we have an outstanding credit facility consisting of a term loan and revolving credit facility totaling $455.3 million. The initial term loan and the revolving credit facility have a maturity date of November 28, 2017. Depending on the type of borrowing, the applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 1.50% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 0.50% for base rate loans. The unused portion of the revolving credit facility is subject to an unused fee that is calculated at a per annum rate (the "Unused Fee Rate"), which is currently 0.35%. With the delivery of the financial statements for the fiscal quarter ending December 31, 2012, the applicable margin for borrowings under the Credit Agreement and the Unused Fee Rate is determined by reference to a pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for the Credit Agreement ranges from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.250% for base rate loans, and the Unused Fee Rate ranges from 0.30% to 0.50%.

        Changes in market rates may impact the base or LIBOR rate in our Credit Agreement. For instance, if the bank's LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.1 million based upon our expected future monthly term loan balances per our existing repayment schedule.

Commodity Prices

        We are exposed to price fluctuations of certain commodities used in production. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber (OCC), containerboard, fuel oil, natural gas, electricity and caustic soda. We generally purchase these materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices through December 31, 2013.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign Currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company used foreign currency forward contracts and foreign exchange forward contracts to manage some of the foreign currency exchange risks associated with foreign sales of its U.S. operations during 2010. Using such foreign currency forward contracts, the Company received or paid the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts were used to hedge the variability of exchange rates on the Company's cash flows. No such contracts were outstanding at December 31, 2012 or 2011.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Changes in Internal Control over Financial Reporting.    Effective October 1, 2012 the Company migrated the paper mill and fourteen corrugating manufacturing plants acquired as part of the USC acquisition to a new ERP system. There were no other changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about April 1, 2013 with the Securities and Exchange Commission ("SEC").

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2013 under the caption "Election of Directors," (ii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Governance Structure—What Committees has the Board of Directors Established?," (iii) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (iv) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

        KapStone adopted a code of ethics that applies to its CEO and CFO, as well as all other officers and employees of the Company and its affiliates. This code of ethics, entitled "Code of Conduct and Ethics"," is posted on the Company's website at www.kapstonepaper.com under "Governance." The Code of Conduct and Ethics is administered by the Chief Compliance Officer of the Company. Any amendment to, or waiver of, a provision of the code of ethics that applies to the CEO, CFO, or persons performing similar functions will be disclosed on the Company's website a under "Governance."

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2013 under the captions "Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at 2012 Fiscal Year End," "Potential Payments upon Termination or Change-in-Control," and "2012 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2013 under the captions "Securities Authorized for Issuance Under Equity Compensation Plan", "Security Ownership of Management" and "Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2013 under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2013 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)   Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

(a)
(2)   Financial Statement Schedules

        Certain financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)
Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.		Description
2.1		Agreement and Plan of Merger, dated as of September 22, 2011, by and among KapStone Kraft Paper Corporation, U.S. Corrugated Acquisition Inc., Pine Merger Corp., Dennis Dorian Mehiel, for purposes of Section 10.3, and Dennis Mehiel, for purposes of Section 10.3 and as the Representative. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 22, 2011.

3.1		Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007). Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 10, 2010.

3.2		Amended and Restated By-laws. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 5, 2009.

4.1		Specimen Common Stock Certificate. Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.

10.1		Form of Letter Agreement among the Registrant, Morgan Joseph & Co. Inc. and each of the Initial Stockholders. Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.

10.2	*	2006 Incentive Plan amended and restated as of May 18, 2012.

10.3	*	Performance Incentive Plan of KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

10.4	*	Form of Restricted Stock Unit Agreement. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

Exhibit No.		Description
10.5	*	2009 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Form S-8 filed on December 11, 2009.

10.6	*	Restricted Stock Unit Agreement Amendment November 28, 2012 issued on or about May 27, 2012 between KapStone Paper and Packaging Corporation and Grantee.

10.7		Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from). Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

10.8		Credit Agreement, dated as of October 31, 2011, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Barclays Bank PLC, as Syndication Agent, and Fifth Third Bank and TD Bank, as co-Documentation Agents. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 31, 2011.

10.9		First Amendment to Credit Agreement dated May 10, 2012 by and among Kapstone Kraft Paper Corporation, as Borrower, the Company and certain subsidiaries of the Company as Guarantors, the lenders party thereto, and Bank of America N.A., as Administrative Agent, which amends the Credit Agreement, dated as of October 31, 2011, by and among the Borrower, the Company and certain subsidiaries of the Company as Guarantors, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 10, 2012.

10.10		Second Amendment to Credit Agreement dated November 28, 2012, by and among KapStone Kraft Paper Corporation, as Borrower, the Company and certain of its subsidiaries, as Guarantors, the lenders who are a party thereto and Bank of America, N.A., as Administrative Agent, amending the Company's Credit Agreement, dated as of October 31, 2011, as previously amended. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on November 28, 2012.

14.0		Code of Ethics.

21.1		Subsidiaries.

23.1		Consent of Ernst & Young LLP.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.l		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

Exhibit No.	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

*
Management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
March 4, 2013	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 4, 2013	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
March 4, 2013	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 4, 2013	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Operating Officer and Director
March 4, 2013	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director
March 4, 2013	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
March 4, 2013	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director

March 4, 2013	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
March 4, 2013	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
March 4, 2013	By:	/s/ S. JAY STEWART S. Jay Stewart, Director
March 4, 2013	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework."

        Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2012 and 2011, and the related statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 4, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of KapStone Paper and Packaging Corporation's internal controls over financial reporting as of December 31, 2012, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 4, 2013

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16,488	$8,062
Trade accounts receivable, less allowance of $96 in 2012 and $571 in 2011	111,592	108,320
Other receivables	10,061	11,247
Inventories	113,511	110,054
Prepaid expenses and other current assets	9,808	4,207
Deferred income taxes	5,864	10,048

Total current assets	267,324	251,938

Plant, property and equipment, net	576,115	567,195
Other assets	4,412	4,313
Intangible assets, net	57,027	63,715
Goodwill	226,289	237,193

Total assets	$1,131,167	$1,124,354

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$6,094
Short-term borrowings	63,500	—
Accounts payable	89,638	81,051
Accrued expenses	25,032	21,217
Accrued compensation costs	20,421	27,445

Total current liabilities	198,591	135,807

Other liabilities:
Long-term debt, net of current portion	294,310	335,635
Pension and postretirement benefits	13,193	10,676
Deferred income taxes	96,459	84,316
Other liabilities	10,666	11,642

Total other liabilities	414,628	442,269

Commitments and contingencies
Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.0001 par value, 175,000,000 shares authorized; 47,455,060 shares issued and outstanding (40,000 treasury shares outstanding) at December 31, 2012 and 46,449,695 issued and outstanding at December 31, 2011 (40,000 treasury shares outstanding)	5	5
Additional paid-in capital	236,034	230,665
Retained earnings	285,011	318,068
Accumulated other comprehensive loss	(3,102)	(2,460)

Total stockholders' equity	517,948	546,278

Total liabilities and stockholders' equity	$1,131,167	$1,124,354

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Net sales	$1,216,637	$906,119	$782,676
Cost of sales, excluding depreciation and amortization	866,124	628,613	565,185
Depreciation and amortization	63,124	51,036	45,245
Freight and distribution expenses	108,438	79,643	73,406
Selling, general and administrative expenses	70,055	41,265	31,129
Other operating income	664	1,179	992

Operating income	109,560	106,741	68,703

Foreign exchange loss	303	319	666
Interest expense, net	11,774	6,081	5,403

Income before provision (benefit) for income taxes	97,483	100,341	62,634
Provision (benefit) for income taxes	34,978	(23,640)	(2,407)

Net income	$62,505	$123,981	$65,041

Other comprehensive income, net of tax
Pension and post-retirement plan liability adjustments:
Net actuarial loss	(909)	(2,435)	(434)
Amortization of prior service credit	105	235	541
Amortization of net gain (loss)	162	42	(320)

Other comprehensive income, net of tax	(642)	(2,158)	(213)

Total comprehensive income	$61,863	$121,823	$64,828

Weighted average number of shares outstanding:
Basic	46,713,456	46,287,183	45,854,237
Diluted	47,726,439	47,487,623	46,979,060
Net income per share:
Basic	$1.34	$2.68	$1.42

Diluted	$1.31	$2.61	$1.38

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2009	45,418,074	$5	$219,828	$129,046	$(89)	$348,790

Stock-based compensation expense	—	—	3,592	—	—	3,592
Payment of withholding taxes on vested restricted stock awards	122,433	—	(624)	—	—	(624)
Exercise of purchase option	348,393	—	—	—	—	—
Exercise of stock options	186,171	—	1,282	—	—	1,282
Excess tax benefit from stock-based compensation	—	—	585	—	—	585
Employee Stock Purchase Plan	6,641	—	70	—	—	70
Other	—	—	111	—	—	111
Net income	—	—	—	65,041	—	65,041
Pension and postretirement plan liability adjustments, net of tax of $111	—	—	—	—	(213)	(213)

Balance—December 31, 2010	46,081,712	$5	$224,844	$194,087	$(302)	$418,634

Stock-based compensation expense	—	—	3,985	—	—	3,985
Payment of withholding taxes on vested restricted stock awards	133,365	—	(952)	—	—	(952)
Exercise of stock options	221,973	—	1,264	—	—	1,264
Excess tax benefit from stock-based compensation	—	—	1,332	—	—	1,332
Employee Stock Purchase Plan	12,645	—	192	—	—	192
Net income	—	—	—	123,981	—	123,981
Pension and postretirement plan liability adjustments, net of tax of $1,183	—	—	—	—	(2,158)	(2,158)

Balance—December 31, 2011	46,449,695	$5	$230,665	$318,068	$(2,460)	$546,278

Stock-based compensation expense	—	—	5,242	—	—	5,242
Payment of withholding taxes on vested stock awards and options exercised	202,084	—	(9,496)	—	—	(9,496)
Exercise of stock options	787,227	—	1,345	—	—	1,345
Excess tax benefit from stock-based compensation	—	—	8,037	—	—	8,037
Employee Stock Purchase Plan	16,054	—	241	—	—	241
Special Cash Dividend	—	—	—	(95,562)	—	(95,562)
Net income	—	—	—	62,505	—	62,505
Pension and postretirement plan liability adjustments, net of tax of $386	—	—	—	—	(642)	(642)

Balance—December 31, 2012	47,455,060	$5	$236,034	$285,011	$(3,102)	$517,948

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income	$62,505	$123,981	$65,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,124	51,036	45,245
Stock-based compensation expense	5,242	3,985	3,592
Excess tax benefit from stock-based compensation expense	(8,037)	(1,332)	(585)
Amortization of debt issuance costs	3,479	2,482	2,237
Loss on disposal of fixed assets	1,202	910	876
Deferred income taxes	23,128	41,766	(24,062)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(2,896)	(3,679)	(8,232)
Other receivables	1,186	(2,722)	13,707
Inventories	(1,248)	(3,528)	(11,947)
Prepaid expenses and other current assets	(5,601)	(239)	12,696
Other assets	(452)	(639)	(624)
Accounts payable	9,163	(8,979)	3,357
Accrued expenses	3,743	(5,651)	2,186
Accrued compensation costs	(6,127)	3,424	10,510
Other liabilities	9,418	(64,439)	22,079

Net cash provided by operating activities	157,829	136,376	136,076

Investing activities
USC acquisition (net of cash acquired)	(314)	(331,632)	—
CKD acquisition	—	—	638
KPB acquisition earn-out payment	—	(49,700)	—
Capital expenditures	(67,237)	(42,531)	(38,318)
Restricted cash	—	—	2,500

Net cash provided by (used in) investing activities	(67,551)	(423,863)	(35,180)

Financing activities
Proceeds from revolving credit facility	142,900	7,600	76,700
Repayments on revolving credit facility	(79,400)	(7,600)	(84,100)
Proceeds from long-term debt	—	375,000	—
Repayments on long-term debt	(50,000)	(134,582)	(30,002)
Special cash dividend	(94,910)	—	—
Debt issuance costs paid	—	(13,819)	—
Proceeds from other current borrowings	3,398	2,273	2,564
Repayments on other current borrowings	(3,398)	(2,273)	(2,564)
Payment of withholding taxes on vested stock awards and options exercised	(9,496)	(952)	(624)
Proceeds from exercise of stock options	1,345	1,264	1,282
Excess tax benefits from stock-based compensation	8,037	1,332	585
Proceeds from issuance of shares to ESPP	241	192	70
Loan amendment costs and other	(569)	(244)	111

Net cash provided by (used in) financing activities	(81,852)	228,191	(35,978)

Net increase (decrease) in cash and cash equivalents	8,426	(59,296)	64,918
Cash and cash equivalents—beginning of year	8,062	67,358	2,440

Cash and cash equivalents—end of year	$16,488	$8,062	$67,358

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

1. Formation, Basis of Presentation and Description of Business

        KapStone Paper and Packaging Corporation, or the "Company," produces and sells a variety of unbleached kraft paper and corrugated products in the United States and globally. The Company was incorporated on April 15, 2005 in Delaware.

        On October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Acquisition Inc. ("USC") from its stockholders by merger. The accompanying consolidated financial statements include the results of USC since the date of acquisition (see Note 3). As a result of the USC acquisition, the accompanying 2012 consolidated financial statements are not comparative to 2011 and 2010.

        Principles of Consolidation—The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included.

        Use of Estimates—The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future; actual results may be different from the estimates.

2. Significant Accounting Policies

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, when the price is fixed and determinable and when collectability is reasonably assured. Sales with terms f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided all other revenue recognition criteria is met. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate.

        The Company recognizes revenue from the sale of shaft horsepower, generated by our cogeneration facility, on a gross basis presented in net sales.

        Freight charged to customers is recognized in net sales.

        Cost of Sales—Cost of sales is determined on a first-in first-out basis and includes material, labor and overhead costs but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper and packaging manufacturing process are reflected as a reduction to cost of sales. Income from sales of by-products is derived primarily from the sale of tall oil, hardwood, turpentine and waste bales to third parties. During 2012, 2011 and 2010, cost of sales was reduced by $23.0 million, $16.0 million and $15.5 million, respectively for these by-product sales.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Freight and distribution expenses—Freight and distribution include shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Planned Maintenance Outage Costs—The Company recognizes the cost of maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. The Company performs annual planned maintenance outages at its Roanoke Rapids and Cowpens mills. The Charleston mill has a tri-annual planned maintenance outage which occurred during the year ended December 31, 2010. Costs of approximately $18.4 million, $18.8 million and $21.6 million related to planned maintenance outages are included in cost of sales for the years ended December 31, 2012, 2011, and 2010, respectively.

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

        No customer accounted for more than 10 percent of consolidated net sales in 2012, 2011 and 2010. In order to mitigate credit risk, the Company obtains letters of credit for certain export customers. For the years ended December 31, 2012, 2011 and 2010, net sales to US based customers were 77%, 65% and 62%, respectively, of consolidated net sales. Net sales to foreign based customers during 2012, 2011 and 2010 were 23%, 35% and 38%, respectively, of consolidated net sales. No foreign country accounted for more than 10% of consolidated net sales during 2012, 2011 or 2010.

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2012, 2011 and 2010 changes to the allowance for doubtful accounts are summarized as follows ($000's):

Year ended:	Balance at beginning of year	Charged to Expense	Deductions	Balance at at end of year
December 31, 2012	$571	$97	$(572)	$96
December 31, 2011	$1,205	$29	$(663)	$571
December 31, 2010	$1,217	$124	$(136)	$1,205
  •
  Deductions in 2012 include $0.4 million of USC purchase price adjustment and $0.2 million of accounts written-off.

  •
  Deductions in 2011 include $1.2 million of accounts written-off and $0.6 million allowance associated with the USC acquisition.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

  •
  Deductions in 2010 include recoveries of amounts previously written off.

        Foreign Currency Transactions—The Company invoices certain European customers in Euros. Balance sheet accounts for such transactions are translated into U.S. dollars at the year-end rate of exchange and statements of comprehensive income items are translated at the weighted average exchange rates for the period. Gains and losses arising from these transactions are included in foreign exchange gains / (losses) within the Consolidated Statements of Comprehensive Income.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loan and short-term borrowings are financial liabilities with fair values that approximate their carrying value of $368.8 million (see Note 9).

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

        Plant, Property, and Equipment, net—Plant, property, and equipment are stated at cost less accumulated depreciation. Property, plant, and equipment acquired in acquisitions were recorded at fair value on the date of acquisition. Depreciation is computed using the straight-line method over the assets' estimated useful lives. The range of estimated useful lives is as follows:

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

        Goodwill and Intangible Assets—Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—Goodwill and Other, the Company tests for goodwill impairment using a two-step process, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. An amendment to ASC 350 became effective December 2011 that allows a qualitative assessment, prior to step one, to determine whether is more likely than not that the fair value of a reporting unit exceeds its carrying amount. The Company did not attempt a qualitative assessment and

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

moved directly to step one. The first step is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. For 2012, the Company has identified two reporting units. The Company estimates the fair value of its reporting units principally based on a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. These assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter and did not result in an impairment charge.

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

        Pension and Postretirement Benefits—The Company provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method. For the years ended December 31, 2012, 2011 and 2010, $3.5 million, $2.5 million, $2.2 million, respectively, of debt issuance costs have been amortized and recognized within interest expense, net.

        Stock Based Compensation Expense—The Company accounts for employee stock and stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Accordingly, compensation expense for the fair value of stock options, as determined on the date of grant, is recorded on an accelerated basis over the awards' vesting periods. The compensation expense for the fair value of restricted stock units, as determined on the date of grant, is recorded on a straight-line basis over the awards' vesting periods. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimate.

        Segment Information—The Company has one reportable segment, unbleached kraft paper and corrugated products. The Company produces unbleached kraft paper and corrugated products which are sold to customers who convert our products into end-market finished products or internally to corrugating plants who produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11, "Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities," which requires entities to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods and will be applied retrospectively. The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements.

        In September 2011, the FASB issued ASU No. 2011-09, "Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80)", which require an employer to provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended disclosures provide users with more detailed information about an employer's involvement in multiemployer plans. The guidance became effective for the Company in its December 31, 2011 year-end reporting and resulted in additional disclosures related to the Company's participation in multiemployer pension plans, which are not material to its consolidated financial statements (see Note 10).

        In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08, "Intangibles—Goodwill and Other." This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the provisions of this guidance in conjunction with its annual impairment testing in the fourth quarter of 2012 and it did not have a material effect on the consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of this guidance in using the continuous statement approach in 2012 on a retrospective basis for all periods presented.

        In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

3. USC Acquisition

        On October 31, 2011, the Company consummated the acquisition of USC from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. USC was a privately-held corporation which, through its subsidiaries, operated a recycled containerboard paper mill in Cowpens, South Carolina and 20 converting facilities across the eastern and Midwestern United States. Six of such converting facilities (and certain related assets) were disposed of by USC prior to closing and were not acquired by the Company. The assets acquired consisted of a recycled containerboard paper mill in Cowpens, South Carolina and fourteen box and corrugated sheet plants across the eastern and Midwestern United States, trade accounts receivable, inventories and certain long-term assets. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities.

        On March 9, 2012, the Company reached an agreement with USC on the final calculation of merger consideration and paid an additional $0.3 million for the final working capital adjustment which was allocated to acquisition consideration.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. USC Acquisition (Continued)

        The following table summarizes the acquisition consideration:

Purchase price, net of cash acquired	$330,000
Working capital adjustments	1,946

Total acquisition consideration	$331,946

        In 2011 acquisition related costs for due diligence, advisory, legal services, and other items were $2.7 million. Following the acquisition in 2012, integration related costs were $3.8 million. All costs were expensed as incurred and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

        The USC acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations and the accompanying consolidated financial statements include the results of USC since October 31, 2011. The Company estimated the fair value of the assets and liabilities of USC at the time of acquisition and used third-party appraisals to determine the fair market value for tangible and intangible assets. The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is final.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date, as well as adjustments made during 2012 (referred to as "measurement period adjustments"):

	Amounts Recognized at Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)(3)
Trade accounts receivable	$38,001	$376	$38,377
Other receivables	5,745	—	5,745
Inventories	33,202	2,209	35,411
Prepaid expenses and other current assets	754	—	754
Plant, property and equipment	106,532	(500)	106,032
Other assets	634	—	634
Intangible assets	45,400	1,700	47,100
Goodwill	182,682	(10,904)	171,778
Deferred tax asset	3,404	(426)	2,978
Accounts payable	(34,526)	576	(33,950)
Accrued expenses	(3,876)	105	(3,771)
Accrued compensation costs	(5,792)	898	(4,894)
Deferred income taxes	(36,982)	6,841	(30,141)
Other liabilities	(3,546)	(561)	(4,107)

Total acquisition consideration	$331,632	$314	$331,946

(1)
As previously reported in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. USC Acquisition (Continued)

(2)
The measurement period adjustments recorded did not have a significant impact on our consolidated statement of comprehensive income for any periods presented in 2012. In addition, these adjustments did not have a significant impact on our consolidated balance sheet as of December 31, 2011. Therefore, we have recorded the cumulative impact in 2012 and have not retrospectively adjusted the comparative 2011 financial information presented herein.

(3)
The measurement period adjustments:

•
Inventories were adjusted by $2.2 million to reflect the acquisition date fair value of certain replacement parts and supplies.

•
Intangible asset adjustment of $1.7 million was primarily due to a change to the final valuation of customer relationships.

•
The net impact of measurement period adjustments resulted in a net decrease to goodwill.

•
Deferred tax decreased primarily due to the filing of the 2011 income tax returns for USC and the impact of the adjustments listed above.

        The USC acquisition resulted in the recognition of $171.8 million of goodwill that will not be deductible for tax purposes. The goodwill recorded represents expected synergies with the Company's existing operations with the acquired facilities including growth of new and existing customers, elimination of corporate overhead redundancies, logistical improvements and mitigation of the risk of mill downtime.

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

4. KPB Acquisition Earn-out Payment

        On January 4, 2011, the Company negotiated the early settlement of its final contingent earn-out payment to International Paper Company relating to the Company's 2007 acquisition of the Kraft Papers Business ("KPB"). The Company paid $49.7 million to settle this liability in January 2011, which was recorded as additional goodwill.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

5. Inventories

        Inventories consist of the following at December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Raw materials	$43,791	$46,926
Work in process	1,987	1,780
Finished goods	39,603	36,747
Replacement parts and supplies	28,130	24,601

Total inventories	$113,511	$110,054

        At December 31, 2012 and 2011, finished goods inventory included inventory consigned to third parties totaling $6.2 million and $4.1 million, respectively.

6. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Land and land improvements	$29,225	$28,956
Buildings and leasehold improvements	51,480	46,071
Machinery and equipment	686,992	633,559
Construction-in-progress	26,007	21,156

	793,704	729,742
Less accumulated depreciation and amortization	217,589	162,547

Plant, property and equipment, net	$576,115	$567,195

        Depreciation expense for the years ended December 31, 2012, 2011, and 2010, was $56.7 million, $47.0 million and $41.7 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill and intangible assets for the years 2012 and 2011:

	Goodwill	Intangible Assets, Net
Balances at December 31, 2010	$4,811	$22,654
Amortization expense	—	(4,339)
KPB acquisition earn-out payment	49,700	—
USC acquisition	182,682	45,400

Balances at December 31, 2011	$237,193	$63,715
Amortization expense	—	(8,388)
USC acquisition measurement period adjustments	(10,904)	1,700

Balances at December 31, 2012	$226,289	$57,027

        Intangible assets other than goodwill include the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived trademarks	$27,700	$(15,584)	$12,116	$27,700	$(12,120)	$15,580
Customer lists and relationships	49,204	(6,024)	43,180	47,504	(1,175)	46,329
Lease, contracts and other	15,943	(14,212)	1,731	15,943	(14,137)	1,806

Total	$92,847	$(35,820)	$57,027	$91,147	$(27,432)	$63,715

        Estimated amortization expense for the next five years, beginning with 2013, is as follows: $8.5 million, $8.5 million, $8.5 million, $6.7 million, and $5.0 million. At December 31, 2012, the weighted average remaining useful life for trademarks is 3.5 years; customer relationships is 9 years; other contractual agreements is 21 years; and for intangible assets in total is 8 years.

8. Accrued Expenses

        Accrued expenses consist of the following at December 31, 2012 and 2011, respectively:

	December 31,
	2012	2011
Accrued taxes other than income	$2,891	$4,081
Accrued energy costs	8,639	5,673
Other accruals	13,502	11,463

Total accrued expenses	$25,032	$21,217

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Short-term Borrowings and Long-term Debt

        Long-term debt consists of the following at December 31, 2012 and 2011, respectively as follows:

	December 31,
	2012	2011
Term loan under Credit Agreement with interest payable monthly at LIBOR plus 1.5% at December 31, 2012	$305,313	$355,313
Less current portion of debt	—	(6,094)
Less unamortized debt issuance costs	(11,003)	(13,584)

Total long-term debt, net of current portion	$294,310	$335,635

        The principal portion of long-term debt at December 31, 2012 becomes due as follows:

Total
Fiscal year ending:
2013	$—
2014	26,406
2015	49,219
2016	56,250
2017	173,438

Total	$305,313

        As of December 31, 2012 the Company has $63.5 million of short-term borrowings under the Revolver which was used, combined with cash on-hand, for the payment of the special cash dividend.

        The Company incurred approximately $13.8 million of debt issuance costs associated with the Credit Agreement in 2011, which is being amortized over a five-year period using the effective interest method, and recognized within interest expense, net.

        Interest paid was $8.3 million, $3.8 million and $3.3 million, in 2012, 2011 and 2010, respectively. Interest expense was higher in 2012 due to a higher average term loan balance to fund the USC acquisition.

Credit Agreement

        In connection with the USC acquisition on October 31, 2011, the Company entered into a credit agreement by and among the Company, Kapstone Kraft Paper Corporation, as Borrower ("Borrower") and certain subsidiaries of Borrower from time to time party thereto, as Guarantors, the lenders from time to time thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The credit agreement, as amended by the First Amendment and the Second Amendment, as such terms are defined hereinafter, is referred to hereinafter as the "Credit Agreement".

        On May 10, 2012, Borrower and the other parties entered into a First Amendment to the Credit Agreement (the "First Amendment"). The First Amendment, among other things, expanded the "accordion" feature under the Credit Agreement, removed certain mandatory prepayment events, and modified the calculation methodology of the financial covenants. The "accordion" feature in the Credit

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Short-term Borrowings and Long-term Debt (Continued)

Agreement now permits the Company, subject to certain terms and conditions, to request an increase in the revolving commitments and/or additional term loans in an aggregate principal amount of up to $450.0 million.

        On November 28, 2012, Borrower and other parties entered into a Second Amendment to the Credit Agreement ("Second Amendment"). The Second Amendment amended the definition of "Fixed Charge Coverage Ratio", changed the applicable rate grid, extended the maturity date from October 31, 2016 to November 28, 2017, and permitted a one-time special cash dividend to be paid by the Company on or before December 31, 2012, in an aggregate amount not to exceed $100.0 million.

        The Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of $525.0 million (the "Credit Facility"), consisting of an initial term loan in an aggregate principal amount of $375.0 million (the "Initial Term Loan") and a revolving credit facility in an initial aggregate principal amount of $150.0 million (including a letter of credit sub-facility) (the "Revolver"). The Credit Facility also includes an "accordion" feature which allows Borrower, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million. The proceeds of the Initial Term Loan were used, together with cash on hand, (i) to finance Borrower's acquisition of USC, (ii) to pay certain transaction fees and expenses of $13.8 million in connection with the acquisition of USC and entering in to the Credit Agreement, (iii) to repay $100.8 million of existing Company indebtedness and (iv) to provide for ongoing working capital requirements and general corporate purposes. The repayment of borrowings under the Credit Facility is guaranteed by the Company and by Borrower's domestic subsidiaries, and is secured by substantially all of the assets of the Company, Borrower and such subsidiaries. A portion of the repayment of borrowings under the Credit Facility is guaranteed by Borrower's foreign subsidiaries.

        Depending on the type of borrowing by Borrower, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 1.50% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 0.50% for base rate loans. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the "Unused Fee Rate"), which is currently 0.35%. Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2011, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to a pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for the Credit Facility ranges from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans and the Unused Fee Rate ranges from 0.30% to 0.50%.

        The Credit Facility has a maturity date of November 28, 2017, but the outstanding amounts thereunder may be prepaid at any time without premium (except for certain customary break funding payments in connection with Eurodollar loans). Net cash proceeds (in excess of certain minimum threshold amounts) from certain asset dispositions, the sale or issuance of equity securities, and the incurrence or issuance of certain indebtedness are subject to certain mandatory prepayment provisions. The Credit Agreement contains customary representations and warranties, conditions to borrowing and events of default, the occurrence of which would entitle lenders to accelerate the amounts outstanding.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Short-term Borrowings and Long-term Debt (Continued)

        In accordance with the terms of the Revolver, the Company's availability under its Revolver of $79.6 million has been reduced by the amount of standby letters of credit issued of $6.9 million as of December 31, 2012. These letters of credit were used as security for certain contractual commitments. These letters of credit will all be expiring in 2013 if not renewed.

Debt Covenants

        The Company's Credit Agreement contains, among other provisions, covenants with which we must comply while they are in force. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on its assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

        Under the financial covenants of the Credit Agreement, we must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing our debt by the rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments as defined in the Credit Agreement. From December 31, 2012 through September 30, 2013 the maximum permitted leverage ratio is 3.25 to 1.00. Thereafter, the maximum permitted leverage ratio is 3.00 to 1.00. On December 31, 2012, the Company was in compliance with the Credit Agreement with a leverage ratio of 2.06 to 1.00.

        The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing our twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments, as defined by the Credit Agreement, less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Credit Agreement the fixed charge coverage ratio is required to be at least 1.25 to 1.00. On December 31, 2012, the Company was in compliance with the Credit Agreement with a fixed charge coverage ratio of 12.93 to 1.00.

        As of December 31, 2012, the Company was also in compliance with all other applicable covenants in the Credit Agreement.

Fair Value of Debt

        At December 31, 2012 the fair value of the Company's long-term debt approximates the carrying value of $305.3 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

        In 2012 and 2011, the Company entered into financing agreements of $3.4 million and $2.3 million, respectively, at an annual interest rate of 1.998 and 1.75 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of December 31, 2012, there was no balance outstanding under the current agreement.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits

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

        The changes in benefit obligations and Plan assets at December 31, 2012 and 2011 were:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$21,888	$14,288	$1,453	$1,588
Service cost	4,094	3,375	36	33
Interest cost	1,007	814	63	84
Actuarial loss (gain)	2,390	3,570	(218)	(256)
Participant contributions	—	—	79	87
Benefits paid	(239)	(159)	(52)	(83)

Benefit obligation at end of year	$29,140	$21,888	$1,361	$1,453

Change in Plan Assets
Fair value of plan assets at beginning of year	$12,507	$9,255	$—	$—
Actual return on plan assets	1,650	282	—	—
Employer contributions	3,496	3,129	(27)	(4)
Participant contributions	—	—	79	87
Benefits paid	(239)	(159)	(52)	(83)

Fair value of plan assets at end of year	$17,414	$12,507	$—	$—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The funded status and amounts recognized in our consolidated balance sheets at December 31, 2012 and 2011 were:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Funded Status at End of Year	$(11,726)	$(9,381)	$(1,361)	$(1,453)

Amounts Recognized in Consolidated Balance Sheets
Accrued expenses	$—	$—	$(70)	$(178)
Other noncurrent liabilities	(11,726)	(9,381)	(1,291)	(1,275)

Net amount recognized	$(11,726)	$(9,381)	$(1,361)	$(1,453)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Total net (gain) loss	$6,016	$4,558	$175	$437
Prior service cost	130	498	(1,486)	(1,686)

Total	$6,146	$5,056	$(1,311)	$(1,249)

Weighted-Average Discount Rate Assumption used to Determine Projected Benefit Obligations at December 31, 2012 and 2011	4.11%	4.64%	4.11%	4.64%

        The accumulated benefit obligation for the defined benefit pension plan was $29.1 million and $21.9 million at December 31, 2012 and 2011, respectively.

        Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Service cost	$4,094	$3,375	$2,859	$36	$33	$111
Interest cost	1,007	814	564	63	84	160
Expected return on plan assets	(934)	(740)	(514)	—	—	—
Amortization of prior service cost (benefit)	368	564	40	(200)	(200)	—
Amortization of net loss (gain)	215	—	—	45	66	(535)

Benefit cost—Company plans	4,750	4,013	2,949	(56)	(17)	(264)
Pension benefit cost—multi-employer plan	86	11	—	—	—	—

Total benefit cost	$4,836	$4,024	$2,949	$(56)	$(17)	$(264)

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates is not material to total service and interest costs and the postretirement benefit obligation.

        In conjunction with the USC acquisition, the Company also participates in a multiemployer defined benefit plan for which the Company is not the sponsor. The expense for this plan, which approximated the total funding, is included above in the components of pension benefit cost. At December 31, 2012, the estimated withdrawal liability is $3.3 million and would only be incurred if the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

Company withdrew from the multiemployer plan. In accordance with ASC 715, Compensation—Retirement Benefits, this potential liability is not recognized in the Company's Consolidated Balance Sheets.

        Other changes in Plan assets and benefit obligations recognized in other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Net actuarial (gain) loss	$1,673	$4,028	$(218)	$(256)
Amortization of prior service (cost) benefit	(368)	(564)	200	200
Amortization of net gain (loss)	(215)	—	(45)	(66)

Net amount recognized before tax	$1,090	$3,464	$(63)	$(122)

        Weighted-Average Actuarial Assumptions Used to Determine Net Expense were:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.64%	5.75%	6.00%	4.64%	5.75%	6.00%
Long-term rate of return on plan assets	6.25%	6.50%	6.50%	—	—	—

        The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during the next year are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$130	$(200)
Net actuarial loss	289	19

        For pension plans, accumulated actuarial gains and losses in excess of 10 percent of the accumulated benefit obligation and prior service cost are amortized over the average future service period of approximately 10 years.

        As of December 31, 2012 and 2011 $(3.1) million and $(2.5) million, respectively, were included net of tax in accumulated other comprehensive loss.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

  Plan Assets

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$—	$3,204	$—	$3,204
U.S. mid cap growth	—	389	—	389
U.S. small-cap	—	397	—	397
International funds	—	1,430	—	1,430
Debt securities:
Corporate bonds	—	11,119	—	11,119
Mortgage-backed bonds	—	875	—	875

Total assets	$—	$17,414	$—	$17,414

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2011 was as follows:

	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$—	$2,421	$—	$2,421
U.S. mid cap growth	—	294	—	294
U.S. small-cap	—	307	—	307
International funds	—	973	—	973
Debt securities:
Corporate bonds	—	7,768	—	7,768
Mortgage-backed bonds	—	744	—	744

Total assets	$—	$12,507	$—	$12,507

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The Company's pension plan weighted-average asset allocations and target asset allocations at December 31, 2012 and 2011, by asset category were as follows:

	2012	2011	Target Allocation
Equity securities	31%	32%	32%
Debt securities	69%	68%	61%
Real estate	—%	—%	7%
Other	—%	—%	—%

Total	100%	100%	100%

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

        The Company currently anticipates making contributions of approximately $4.4 million to the Plan in 2013. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change. The Company anticipates making minimal contributions to the postretirement plan in 2013.

        The following table presents estimated future gross benefit payments for the Company's Plans:

	Pension Benefits	Other Benefits
2013	$520	$70
2014	630	61
2015	760	68
2016	930	44
2017	1,090	21
Succeeding 5 years	8,850	157

  Defined Contribution Plan

        Certain employees are covered under a 401(k) defined contribution plan. The expense related to this plan was $11.2 million, $7.3 million, and $5.6 million in 2012, 2011, and 2010, respectively. Effective, October 31, 2011, employees of USC are included in the Company's defined contribution plan.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes

        The Company's U.S. federal statutory tax rate is 35.0 percent for each of 2012, 2011 and 2010. The Company's effective tax rate for the years ended December 31, 2012, 2011, and 2010 were 35.9 percent, (23.6) percent and (3.8) percent, respectively. Substantially all income was earned in the United States.

        The Company's provision (benefit) for income taxes for the years ended December 31, 2012, 2011, and 2010 consists of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$10,213	$(52,358)	$18,879
State	1,637	(13,048)	2,776

Total current	11,850	(65,406)	21,655

Deferred:
Federal	$22,794	$40,062	$(24,950)
State	334	1,704	888

Total deferred	23,128	41,766	(24,062)

Total provision (benefit) for income taxes	$34,978	$(23,640)	$(2,407)

        The Company's effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	3.3	2.9
Manufacturing deduction	(0.9)	—	(1.8)
Alternative fuel mixture tax credit	—	—	(4.4)
Cellulosic biofuel tax credit	—	—	(33.0)
Resolution of federal tax uncertainty	—	(62.3)	—
Other	(0.3)	0.4	(2.5)

Effective tax rate	35.9%	(23.6)%	(3.8)%

        Income taxes paid (refunded), net of refunds, were $7.0 million, $0.3 million and ($13.2) million in 2012, 2011 and 2010, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011, for the Company are as follows:

	December 31,
	2012	2011
Deferred tax assets resulting from:
Trade accounts receivable	$—	$207
Inventories	3,425	2,321
Accrued compensation costs	3,315	6,582
Acquisition transaction costs	1,081	1,167
Pension and postretirement benefits	5,960	3,660
Stock based compensation	3,330	3,205
Tax credits carry-forward	28,724	36,024
Intangible assets	—	2,965
Net operating loss carry-forwards	1,084	10,440
Capital loss carry-forwards	—	9,753
Other liabilities	1,553	2,823
Accrued expenses and other	1,382	2,412

Total deferred tax assets	49,854	81,559

Valuation allowance	—	(9,753)

Net deferred tax assets	$49,854	$71,806
Deferred tax liabilities resulting from:
Prepaid expenses	(1,896)	(1,374)
Tax depreciation in excess of book depreciation	(108,194)	(108,038)
Intangible assets	(9,892)	(17,706)
Plant, property and equipment	(13,958)	(13,866)
Goodwill	(6,509)	(5,090)

Total deferred tax liabilities	$(140,449)	$(146,074)

Net deferred tax liabilities	$(90,595)	$(74,268)

        The Company has $1.1 million state tax net operating loss carry-forward which is available to reduce future taxable income in various state jurisdictions and expires between 2014 and 2030.

        At December 31, 2012 and 2011, the Company had the following net deferred tax (liabilities) / assets on the Consolidated Balance Sheets:

	December 31,
	2012	2011
Current deferred tax assets, net	$5,864	$10,048
Non-current deferred tax (liabilities) assets, net	(96,459)	(84,316)

Total deferred tax (liabilities) assets, net	$(90,595)	$(74,268)

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

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

        The following is a reconciliation of the total amount of unrecognized tax benefits:

	December 31,
	2012	2011
Unrecognized tax benefits at beginning of year	$4,977	$66,958
Gross increase—tax positions prior period	—	—
Gross decrease—tax positions prior period	—	(61,981)
Gross increase—tax positions current period	—	—
Settlement	—	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits at end of year	$4,977	$4,977

        In the year ended December 31, 2011, the IRS completed its examination of the Company's 2007 through 2009 income tax returns and as a result the Company reversed a $62.0 million tax reserve plus $1.0 million of accrued interest related to alternative fuel mixture tax credits.

        Total unrecognized tax benefits as of December 31, 2012 and December 31, 2011 were $5.0 million. As of December 31, 2012, $5.0 million would impact the effective tax rate if recognized. Total accrued interest and penalties as of December 31, 2012 and December 31, 2011, were less than $0.1 million. As of December 31, 2012 and December 31, 2011, unrecognized tax benefits and related accrued interest were included in other liabilities in the accompanying Consolidated Balance Sheets.

        In August 2010, IRS approved the Company's registration as a producer of cellulosic biofuel for the tax year 2009. With this registration, the Company applied for a nonrefundable income tax credit of $1.01 per gallon of qualified cellulosic biofuel for the black liquor burned in early 2009 when the Company did not claim the alternative fuel mixture tax credit. A $21.0 million net tax benefit (net of U.S. federal and state taxes) related to cellulosic biofuel was reflected in the Company's income tax provision for the year ended December 31, 2010. The Company reported $23.6 million and $33.9 million as a deferred tax asset as of December 31, 2012 and December 31, 2011, respectively, in the Consolidated Balance Sheets which is available to offset taxable income in future years and expires in 2015.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax year is 2011 and years 2009 through 2010 relating to USC. The Internal Revenue Service is currently examining the USC income tax return for 2009. The Company is subject to examination by various state jurisdictions for years 2008 through 2011.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stockholder's equity

Employee Stock Purchase Plan

        In December 2009 the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The ESPP allows for employees to purchase shares of company stock at a five percent discount from market price. A total of 500,000 shares are reserved for future purchases under the ESPP. A total of 16,054 shares and 12,645 shares were issued under the ESPP for the years ended December 31, 2012 and 2011, respectively.

Common Stock Reserved for Issuance

        At December 31, 2012, approximately 1.9 million shares of common stock were reserved for issuance including 1.4 million shares for stock awards and 0.5 million shares for the ESPP.

Special Cash Dividend

        On November 28, 2012 the Company's Board of Directors approved a $2.00 per share special cash dividend payable to all shareholders of record as of December 10, 2012. The special cash dividend of $94.9 million was paid on December 20, 2012. At December 31, 2012, dividends payable of $0.7 million are included in the consolidated balance sheet for dividends to be paid on restricted stock units upon vesting.

13. Stock-Based Compensation

Share-Based Plan

        On May 27, 2010, stockholders approved the Amended and Restated 2006 Incentive Plan ("Incentive Plan") to increase the maximum number of common shares available for issuance under the Incentive Plan to 5.7 million shares. As of December 31, 2012, approximately 1.4 million shares were reserved for granting additional stock options, restricted stock awards or stock appreciation rights. If any award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the common shares subject to the Award shall be available for additional grants under the Incentive Plan. The number of shares available under the Incentive Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option awards granted under the Incentive Plan are exercisable for a period fixed by the administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        The Company's Compensation Committee approves all stock awards. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Years Ended December 31,
	2012	2011	2010
Stock option compensation expense	$2,910	$2,234	$2,023
Restricted stock compensation expense	2,332	1,751	1,569

Total stock-based compensation expense	$5,242	$3,985	$3,592

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Unrecognized stock option compensation cost	$1,910	$1,648
Unrecognized restricted stock compensation cost	1,749	1,687

Total unrecognized stock-based compensation cost	$3,659	$3,335

        As of December 31, 2012, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.5 years and 1.9 years, respectively.

        ASC 718 requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow. The Company recognized excess tax benefits of $8.0 million, $1.3 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Options

        In 2012, 2011, and 2010 the Company granted stock options for 312,971, 285,461, and 450,098 common shares respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50% after two years and the remaining 50% after three years. Stock options granted in 2012, 2011, and 2010 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        In November, 2012, the Board of Directors approved a special cash dividend of $2.00 per share. In accordance with the Company's Amended and Restated 2008 Incentive Plan, the Company's Compensation Committee selected a $2.00 reduction to the exercise price for the 2,580,024 unexercised stock options. The modification did not result in any incremental fair value or compensation cost.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding at December 31, 2009	2,162,077	$5.66
Granted	450,098	11.36
Exercised	(186,171)	6.88
Lapsed (forfeited or cancelled)	(5,528)	4.91

Outstanding at December 31, 2010	2,420,476	6.62
Granted	285,461	16.61
Exercised	(221,973)	5.70
Lapsed (forfeited or cancelled)	(10,090)	6.50

Outstanding at December 31, 2011	2,473,874	7.86
Granted	312,971	19.75
Exercised	(1,494,791)	5.96
Lapsed (forfeited or cancelled)	(10,126)	16.48

Outstanding at December 31, 2012	1,281,928	$10.91	7.33	$14,459

Exercisable at December 31, 2012	473,073	$4.95	5.59	$8,155

        The total intrinsic value of options exercised during 2012, 2011, and 2010 was $23.4 million, $2.4 million and $1.5 million, respectively.

        The weighted average fair value of the Company stock options granted in 2012, 2011 and 2010 was $10.38, $7.65, and $4.90, respectively. The fair value of awards granted in 2012, 2011 and 2010 was $3.2 million, $2.2 million and $2.2 million, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The Company uses the "simplified method", defined in SEC Staff Accounting Bulletin ("SAB") No. 107, to determine the expected term assumption for all of its options. The Company uses the "simplified method", as permitted by SAB No. 110, as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. For 2012 the expected volatility assumption is based on the volatility of the Company's common stock from the same time period as the expected term of the stock options. In 2011 and 2010 the expected volatility assumption was based on an average of peer companies. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        The assumptions utilized for determining the fair value of stock options awarded during the years 2012, 2011 and 2010 are as follows:

	December 31,
	2012	2011	2010
Weighted average expected volatility	56.47%	45.2%	41.5%
Weighted average expected term (years)	5.99	5.94	5.94
Risk-free interest rate	1.10%	2.5%	2.4%
Expected dividend yield	—%	—%	—%

Restricted Stock

        In 2012, 2011 and 2010 the Company granted restricted stock units of 125,191, 114,199, and 166,534, respectively, to executive officers, directors, and employees as compensation for service. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of the Company's common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        In November 2012, the Company's Compensation Committee adopted a resolution directing that the Restricted Stock Unit Grant Agreements pertaining to the RSUs awarded on May 27, 2010 be amended to reflect an accelerated vesting date of November 28, 2012 except for the Company's Chief Operating Officer and certain grantees who attained the age of 65 years on or prior to November 28, 2012. Accordingly, 71,877 restricted stock units vested on November 28, 2012.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        The following table summarizes non-vested restricted stock amounts and activity:

	Shares/Units	Weighted Average Grant Price
Outstanding at December 31, 2009	585,669	$5.68
Granted	166,534	11.36
Vested	(172,750)	6.76
Forfeited	(1,780)	4.95

Outstanding at December 31, 2010	577,673	$7.00
Granted	114,199	16.61
Vested	(191,685)	6.98
Forfeited	(3,792)	6.85

Outstanding at December 31, 2011	496,395	$9.22
Granted	125,191	19.75
Vested	(288,661)	5.61
Forfeited	(7,163)	15.54

Outstanding at December 31, 2012	325,762	$16.36

        The fair value of awards granted in 2012, 2011 and 2010 was $2.5 million, $1.9 million and $1.9 million, respectively. The fair value of awards vested in 2012, 2011 and 2010 was $1.6 million, $1.3 million and $1.2 million, respectively.

14. Commitments and Contingencies

Commercial Commitments

        The Company's commercial commitments as of December 31, 2012 represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. The Company had $6.9 million and $8.0 million of these commitments as of December 31, 2012 and 2011, respectively, with all expiring in 2013 if not renewed. No amounts have been drawn under these letters of credit.

Legal claims

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employments matters, personal injury claims, contractual disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any of any pending or threatened claim or proceeding (other than those that cannot be

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

14. Commitments and Contingencies (Continued)

assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

Operating Leases

        The Company leases space for eleven of its corrugated manufacturing plants with the majority of space leased through 2032. The leases include a provision for a one percent rent increase beginning in 2020.

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ending December 31,
2013	$10,616
2014	9,745
2015	8,665
2016	8,337
2017	6,942
Thereafter	62,011

Total	$106,316

        The Company's rental expense under operating leases amounted to $12.0 million, $6.6 million and $4.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Purchase Obligation

        In conjunction with the CKD acquisition, the Company entered into a long-term fiber supply agreement with MWV. Pursuant to the agreement, the Company's North Charleston mill will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements for a period of 15 years and expiring in 2023. The purchases are based on market prices and are accounted for as raw materials. The Company's North Charleston mill purchased approximately $42.9 million, $45.8 million, and $41.7 million of materials in accordance with the agreement for years ended December 31, 2012, 2011 and 2010, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

15. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2012	2011	2010
Net income as reported	$62,505	$123,981	$65,041
Weighted average number of common shares for basic net income per share	46,713,456	46,287,183	45,854,237
Incremental effect of dilutive common stock equivalents:
Underwriter's purchase option	—	—	54,212
Unexercised stock option awards	744,828	879,590	721,385
Unvested restricted stock awards	268,155	320,850	349,226

Weighted average number of shares for diluted net income per share	47,726,439	47,487,623	46,979,060

Net income per share—basic	$1.34	$2.68	$1.42
Net income per share—diluted	$1.31	$2.61	$1.38

        A total of 481 and 21,497 unexercised stock options were outstanding at December 31, 2012, and 2011, respectively but were not included in the computation of diluted net income per share because the awards were anti-dilutive. There were no anti-dilutive shares in 2010.

16. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for fiscal 2012 and 2011. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

16. Quarterly Financial Information (Unaudited) (Continued)

recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
Fiscal 2012:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net sales	$299,843	$306,259	$309,544	$300,991
Gross profit(1)	$44,850	$49,661	$46,903	$37,537
Operating income	$27,476	$32,455	$31,064	$18,565
Net income	$15,563	$18,404	$18,345	$10,193
Net income per share:
Basic	$0.33	$0.39	$0.39	$0.22
Diluted	$0.33	$0.39	$0.38	$0.22

(1)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $13.3 million in the quarter ended December 31, 2012.

	Quarters Ended
Fiscal 2011:	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net sales	$206,738	$214,786	$215,842	$268,753
Gross profit(1)	$34,467	$39,184	$38,525	$34,651
Operating income	$25,449	$30,608	$30,097	$20,587
Net income(2)	$15,131	$18,159	$16,495	$74,196
Net income per share:
Basic	$0.33	$0.39	$0.36	$1.60
Diluted	$0.32	$0.38	$0.35	$1.56

(1)
Gross profit is defined as net sales less cost of sales, depreciation, amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $11.1 million in the quarter ended December 31, 2011.

(2)
Net income in the quarter ended December 31, 2011 includes a reversal of tax reserves of $63.0 million relating to the alternative fuel mixture tax credit.

Note: The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.