Form 10-Q
period 2013-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2013-05-07
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 47,522,204 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 30, 2013, excluding 40,000 shares held as treasury shares.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,618	$16,488
Trade accounts receivable, less allowance of $174 in 2013 and $96 in 2012	136,752	111,592
Other receivables	6,263	10,061
Inventories	110,699	113,511
Prepaid expenses and other current assets	9,588	9,808
Deferred income taxes	5,864	5,864
Total current assets	276,784	267,324
Plant, property and equipment, net	577,459	576,115
Other assets	4,484	4,412
Intangible assets, net	54,884	57,027
Goodwill	226,289	226,289
Total assets	$1,139,900	$1,131,167
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$52,200	$63,500
Other current borrowings	2,719	—
Accounts payable	82,033	89,638
Accrued expenses	25,679	25,032
Accrued compensation costs	16,334	20,421
Accrued income taxes	446	—
Total current liabilities	179,411	198,591
Other liabilities:
Long-term debt, net of current portion	294,973	294,310
Pension and post retirement benefits	13,313	13,193
Deferred income taxes	101,001	96,459
Other liabilities	11,507	10,666
Total other liabilities	420,794	414,628
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $.0001 par value; 175,000,000 shares authorized; 47,522,204 shares issued and outstanding (excluding 40,000 treasury shares) at March 31, 2013 and 47,455,060 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2012	5	5
Additional paid-in-capital	239,285	236,034
Retained earnings	303,470	285,011
Accumulated other comprehensive loss	(3,065)	(3,102)
Total stockholders’ equity	539,695	517,948
Total liabilities and stockholders’ equity	$1,139,900	$1,131,167

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net sales	$319,813	$299,843
Cost of sales, excluding depreciation and amortization	224,946	214,074
Depreciation and amortization	17,224	15,176
Freight and distribution expenses	27,920	25,743
Selling, general, and administrative expenses	19,128	17,572
Other operating income	202	198
Operating income	30,797	27,476

Foreign exchange gain/(loss)	(311)	120
Interest expense, net	2,601	3,279
Income before provision for income taxes	27,885	24,317
Provision for income taxes	9,426	8,754
Net income	$18,459	$15,563
Other comprehensive income, net of tax
Pension and post-retirement plan liability adjustments:
Amortization (accretion) of prior service costs	(11)	26
Amortization of net loss	48	41
Other comprehensive income, net of tax	37	67
Total comprehensive income	$18,496	$15,630

Weighted average number of shares outstanding:
Basic	47,482,010	46,491,626
Diluted	48,226,209	47,841,371
Net income per share:
Basic	$0.39	$0.33
Diluted	$0.38	$0.33

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$18,459	$15,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,224	15,176
Stock-based compensation expense	2,345	2,313
Excess tax benefit from stock-based compensation expense	(386)	(445)
Amortization of debt issuance costs	726	906
Loss on disposal of fixed assets	18	68
Deferred income taxes	4,906	6,202
Changes in operating assets and liabilities:
Trade accounts receivable, net	(25,160)	(5,766)
Other receivables	3,798	4,071
Inventories	2,812	(3,208)
Prepaid assets and other current assets	220	(3,383)
Other assets	(136)	(225)
Accounts payable	(7,605)	(955)
Accrued expenses and other liabilities	2,057	(2,426)
Accrued compensation costs	(4,087)	(10,375)
Accrued income taxes	446	2,275
Net cash provided by operating activities	15,637	19,791

Investing activities
USC Acquisition	—	(314)
Capital expenditures	(16,832)	(10,905)
Net cash used in investing activities	(16,832)	(11,219)

Financing activities
Proceeds from revolving credit facility	49,500	38,000
Repayments on revolving credit facility	(60,800)	(38,000)
Proceeds from other current borrowings	3,731	3,398
Repayments on other current borrowings	(1,012)	(921)
Proceeds from exercises of stock options	362	420
Proceeds for shares issued to ESPP	170	90
Payment of withholding taxes on stock awards	(12)	—
Excess tax benefit from stock-based compensation	386	445
Net cash provided by (used in) financing activities	(7,675)	3,432

Net increase (decrease) in cash and cash equivalents	(8,870)	12,004
Change in cash equivalents-beginning of period	16,488	8,062
Change in cash equivalents-end of period	$7,618	$20,066

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

2.                                      Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 “Disclosures about Offsetting Assets and Liabilities”, which amends certain provisions in ASC 210 “Balance Sheet”. Subsequently in January 2013, the FASB issued ASU 2013-01 which amends the scope of ASU 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends certain provisions in ASC 220 “Comprehensive Income”. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012.

The Company’s other comprehensive income included reclassification adjustments related to our defined benefit pension plan and other postretirement benefits for the amortization of actuarial losses and prior service costs which are included in cost of sales, excluding of depreciation and amortization in the accompanying Consolidated Statements of Comprehensive Income. There were no actuarial gains, losses or prior service costs for our plans arising during the period deferred into accumulated other comprehensive income for the three months ended March 31, 2013 and 2012. The net of tax components of other comprehensive income were determined using a 37.5% tax rate for the three months ended March 31, 2013 and 2012.

3.                                      Annual Planned Maintenance Outage

Annual planned maintenance outage costs for the three months ended March 31, 2013 and 2012 totaled $4.7 million and $0.8 million, respectively and are included in cost of sales.

4.                                      Inventories

Inventories consist of the following at March 31, 2013 and December 31, 2012, respectively:

	(unaudited)
	March 31,	December 31,
	2013	2012
Raw materials	$43,792	$43,791
Work in process	2,280	1,987
Finished goods	36,078	39,603
Replacement parts and supplies	28,549	28,130
Inventories	$110,699	$113,511

5.                                      Short-term Borrowings and Long-term Debt

As of March 31, 2013 and December 31, 2012 the Company had $52.2 million and $63.5 million of short-term borrowings under the Revolver, respectively.  The average interest rate was 2.04% as of March 31, 2013 and 1.71% as of December 31, 2012, respectively.

As of March 31, 2013, the company has a current availability of $95.1 million under the Revolver.

Debt Covenants

The Company’s Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on its assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of March 31, 2013, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

At March 31, 2013 the fair value of the Company’s debt approximates the carrying value of $305.3 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

In 2013 and 2012, the Company entered into financing agreements of $3.7 million and $3.4 million, respectively, at an annual interest rate of 1.559 and 1.998 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of March 31, 2013, there was $2.7 million outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

6.                                      Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2013 and 2012 was 33.8 percent and 36.0 percent, respectively. The effective income tax rate decreased in 2013 due to a higher expected benefit from the domestic manufacturing deduction and lower state income taxes. The 2013 rate also includes a favorable discrete adjustment for a 2012 R&D tax credit. The differences between the effective tax rate and the federal statutory tax rate for the quarters ended March 31, 2013 and 2012 are due to the impact of state tax, net of the federal benefit and the domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of March 31, 2013 and December 31, 2012 were $5.0 million.  This includes less than $0.1 million of interest for the quarter ended March 31, 2013.  Unrecognized tax benefits of $5.0 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2010 through 2011 and 2009 through 2011 relating to U.S. Corrugated Acquisition (“USC”), which we acquired on October 31, 2011. The Internal Revenue Service is currently examining the USC income tax return for 2009.

7.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows (In thousands, except for share and per share data):

	Three Months Ended March 31,
	2013	2012
Net income as reported	$18,459	$15,563
Weighted-average number of common shares for basic net income per share	47,482,010	46,491,626
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	466,060	947,121
Unvested restricted stock awards	278,139	402,624

Weighted-average number of shares for diluted net income per share	48,226,209	47,841,371

Net income per share - basic	$0.39	$0.33
Net income per share - diluted	$0.38	$0.33

Less than 40,000 shares of unexercised stock options were outstanding at March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

8.                                      Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three months ended March 31, 2013 and 2012 for the Pension Plan is as follows:

	Three Months Ended March 31,
	2013	2012
Service cost for benefits earned during the quarter	$1,119	$1,024
Interest cost on projected benefit obligations	297	252
Expected return on plan assets	(308)	(234)
Amortization of net (gain) / loss	72	54
Amortization of prior service cost	33	92
Net pension cost - Company plan	1,213	1,188
Net pension cost - multi -employer plan	18	17
Total net pension cost	$1,231	$1,205

KapStone funds the Pension Plan according to IRS funding requirements. Based on those limitations, KapStone funded $0.9 million for the three months ended March 31, 2013 and expects to fund an additional $1.9 million to the Pension Plan in 2013.

Defined Contribution Plan

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions. For the three months ended March 31, 2013 and 2012, the Company recognized expense of $2.9 million and $2.8 million, respectively.

9.                                      Stock-Based Compensation

On March 6, 2013, the Compensation Committee of the board of directors approved stock awards to executive officers, certain employees and directors. The 2013 awards included 275,459 stock option grants and 107,807 restricted stock units.

The Company accounts for stock awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Stock option compensation expense	$1,249	$1,308
Restricted stock unit compensation expense	1,096	1,005
Total stock-based compensation expense	$2,345	$2,313

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of March 31, 2013 and December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Unrecognized stock option compensation expense	$3,540	$1,910
Unrecognized restricted stock unit compensation expense	3,511	1,749
Total stock-based compensation expense	$7,051	$3,659

As of March 31, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.0 years and 2.4 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon a grantee of such stock options who has reached the age 65. The stock options awarded in 2013 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($27.65 for the 2013 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in March 2013 and 2012 was $10.82 and 10.38, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. In the quarter ended March 31, 2013 the expected term used by the Company is based on the historical average life of KapStone stock option awards.  In prior periods, the Company used the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company used the “simplified method”, as permitted by SAB No. 110, as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The expected volatility assumption is based on the volatility of KapStone stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Three Months Ended March 31,
	2013	2012
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	50.19%	56.52%
Expected life (years)	4.00	5.98
Risk-free interest rate	0.57%	1.10%
Expected Dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2013	1,281,928	$10.91	7.3	$14,459
Granted	275,459	27.65
Exercised	(59,594)	6.07
Forfeited	(1,671)	17.75
Outstanding at March 31, 2013	1,496,122	$14.18	7.7	$20,380
Exercisable at March 31, 2013	558,684	$7.34	6.0	$11,432

For the three months ended March 31, 2013 and 2012, cash proceeds from the exercise of stock options totaled $0.4 million, respectively.

Restricted Stock

Restricted stock units are restricted as to transferability until they vest three years from the grant date or upon a grantee of such restricted stock units who has reached the age 65. These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Shares/Units	Price
Outstanding at January 1, 2013	325,762	$16.36
Granted	107,807	27.65
Vested	—	—
Forfeited	(668)	19.75
Outstanding at March 31, 2013	432,901	19.17

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

There have been no material changes in any of our legal proceedings since December 31, 2012.

11.                               Subsequent Event

The Company’s paper mill in Charleston, South Carolina completed its tri-annual planned maintenance outage in May 2013. The outage lasted approximately 4 days with an estimated cost of $5.1 million and a 9,500 reduction in tons produced.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2012 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligation, to update its statements as a result of new information, future events or otherwise.

The Company has one reportable segment as of March 31, 2013. The Company manufactures and sells unbleached kraft paper and corrugated products.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2013

and the Three Months Ended March 31, 2012

(In thousands)

	Three Months Ended March 31,		Increase/
	2013	2012	(Decrease)

Net sales	$319,813	$299,843	$19,970
Cost of sales, excluding depreciation and amortization	224,946	214,074	10,872
Depreciation and amortization	17,224	15,176	2,048
Freight and distribution expenses	27,920	25,743	2,177
Selling, general, and administrative expenses	19,128	17,572	1,556
Other operating income	202	198	4
Operating income	30,797	27,476	3,321
Foreign exchange gain/(loss)	(311)	120	(431)
Interest expense, net	2,601	3,279	(678)
Income before provision for income taxes	27,885	24,317	3,568
Provision for income taxes	9,426	8,754	672
Net income	$18,459	$15,563	$2,896

Net sales for the quarter ended March 31, 2013 were $319.8 million compared to $299.8 million for the first quarter of 2012, an increase of $20.0 million or 6.7 percent. Net sales increased by $11.1 million due to higher average selling prices in the first quarter of 2013 compared to the first quarter of 2012, $10.0 million due to a more favorable product mix, and $3.4 million due to higher lumber and other sales. This was partially offset by $4.5 million of lower volume. Average selling prices increased primarily due to higher domestic and export containerboard prices. Average selling price per ton for the quarter ended March 31, 2013 was $653 compared to $608 for the prior year’s quarter.

The Company announced a $50 per ton selling price increase for domestic containerboard and a 10 and 12 percent increase for corrugated packaging boxes and sheets, respectively, in April 2013. These price increases will begin to be realized during the second quarter of 2013 and is estimated to increase net sales by approximately $3.0 to $4.0 million for the second quarter and should be fully implemented by the third quarter.

The following represents the Company’s tons of product sold by product line:

	Three Months Ended March 31,		Increase/
Product Line:	2013	2012	(Decrease)%
Domestic containerboard	135,482	106,577	28,905	27.1
Corrugated products	96,510	93,645	2,865	3.1
Export containerboard	36,507	79,763	(43,256)	(54.2)
Kraft paper	56,679	61,986	(5,307)	(8.6)
DuraSorb	69,053	57,616	11,437	19.9
Kraftpak	25,668	23,668	2,000	8.5
Tons of product sold	419,899	423,255	(3,356)	(0.8)

Tons of product sold for the quarter ended March 31, 2013 was 419,899 tons compared to 423,255 tons for the quarter ended March 31, 2012, a decrease of 3,356 tons or 0.8 percent.

•                  Domestic containerboard sales increased 27.1 percent due to higher demand for lightweight containerboard grades.

•                  Corrugated product sales volume increased 3.1 percent reflecting a heavier basis weight of tons shipped and product mix.  Corrugated product sales, in square feet, totaled 1.560 billion for the quarter ended March 31, 2013 compared to 1.512 billion for the same period in 2012.

•                  Export containerboard sales decreased by 54.2 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

•                  Kraft paper sales decreased 8.6 percent reflecting an overall decrease in demand in the industry and a transfer of volumes to lightweight containerboard grades.

•                  Durasorb® sales increased 19.9 percent due to higher volume in Europe.

•                  Kraftpak sales increased 8.5 percent due to higher volume with existing accounts.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2013 was $224.9 million compared to $214.1 million for the first quarter of 2012, an increase of $10.8 million, or 5.0 percent. The increase in cost of sales was mainly due to $6.7 million of inflation on labor, benefits and input costs, $3.9 million of higher planned maintenance outage costs and $0.3 million of start-up costs for the new manufacturing facility located in Aurora, IL.  This was partially offset by lower volume and an annual utility cap adjustment.  Planned maintenance outage costs of approximately $4.7 million and $0.8 million were included in cost of sales for the quarters ended March 31, 2013 and 2012, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2013 totaled $17.2 million compared to $15.2 million for the quarter ended March 31, 2012.  The increase of $2.0 million was primarily due to 2012 investments in information technology and equipment upgrades and replacements at the paper mills.

Freight and distribution expenses for the quarter ended March 31, 2013 totaled $27.9 million compared to $25.7 million for the quarter ended March 31, 2012. The increase of $2.2 million was primarily due to a change in product mix reflecting a higher percentage of domestic containerboard shipments, partially offset by lower volume.

Selling, general and administrative expenses for the quarter ended March 31, 2013 totaled $19.1 million compared to $17.6 million for the quarter ended March 31, 2012. The increase of $1.5 million was due to $1.0 million of higher compensation related expenses, $0.2 million for the new manufacturing facility located in Aurora, IL, and $0.1 million of bad debt expense partially offset by $0.7 million of lower acquisition expenses.  For the quarter ended March 31, 2013, selling, general and administrative expenses as a percentage of net sales increased to 6.0 percent from 5.9 percent in the quarter ended March 31, 2012.

Foreign exchange losses for the quarter ended March 31, 2013 were $0.3 million compared to foreign exchange gain of $0.1 million for the quarter ended March 31, 2012. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

Net interest expense for the quarters ended March 31, 2013 and 2012 was $2.6 million and $3.3 million, respectively. Interest expense reflects interest on the Company’s senior credit agreement and amortization of debt issuance costs. Interest expense was $0.7 million lower in the quarter ended March 31, 2013 due to lower a term loan balance, lower interest rate, and lower amortization of debt issuance costs.

Provision for income taxes for the quarters ended March 31, 2013 and 2012 was $9.4 million and $8.8 million, respectively, reflecting an effective tax rate of 33.8 percent for the quarter ended March 31, 2013 compared to 36.0 percent for the similar period in 2012. The lower provision for income taxes in 2013 primarily reflects a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction and a lower net state tax rate.

Liquidity and Capital Resources

Credit Facilities

The Company’s Credit Agreement includes an accordion provision which allows the Company, subject to certain terms and conditions, to increase the commitments by up to $450.0 million and would be available for future acquisitions. In addition, the Company has $95.1 million available under its revolving credit facility at March 31, 2013.

Voluntary and Mandatory Prepayments

For the three months ended March 31, 2013, the Company made no voluntary prepayments on its term loans under the Credit Agreement. No mandatory prepayments were required under the Credit Agreement.

Other Borrowing

In 2013, the Company entered into a financing agreement of $3.7 million at an annual interest rate of 1.559 percent, for its annual property insurance premium. The agreement requires the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1. As of March 31, 2013, there was $2.7 million outstanding under the agreement.

Debt Covenants

Under the financial covenants of the Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On March 31, 2013, the maximum permitted leverage ratio was 3.25 to 1.00. On March 31, 2013, KapStone was in compliance with a leverage ratio of 1.95 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Credit Agreement through the quarter ending March 31, 2013 the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On March 31, 2013, KapStone was in compliance with the Credit Agreement with a fixed charge coverage ratio of 13.45 to 1.00.

As of March 31, 2013, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate excluding discrete items for 2013 is projected at 34.5 percent. The cash tax rate for 2013 is projected at 10.0 percent reflecting utilization of the cellulosic biofuel producer’s credit.

Sources and Uses of Cash

Three months ended March 31 (in thousands)	2013	2012
Operating activities	$15,637	$19,791
Investing activities	(16,832)	(11,219)
Financing activities	(7,675)	3,432
Total change in cash and cash equivalents	$(8,870)	$12,004

Cash and cash equivalents decreased by $8.9 million from December 31, 2012, reflecting $15.6 million of net cash provided by operating activities, $16.8 million of net cash used in investing activities, and $7.7 million of net cash used by financing activities in the first three months of 2013.

Net cash provided by operating activities was $15.6 million primarily due to net income for the quarter of $18.5 million and non-cash charges of $24.8 million. Changes in operating assets and liabilities used $27.7 million of cash. Net cash provided by operating activities decreased by $4.2 million in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 mainly due to $7.7 million of higher working capital  partially offset by a $2.9 million increase of net income and $0.6 million of non-cash charges.

Net cash used in investing activities was $16.8 million reflecting capital expenditures. For the quarter ended March 31, 2013, capital expenditures included $7.4 million for the new manufacturing facility in Aurora, IL. Net cash used in investing activities increased by $5.6 million in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012, mainly due to capital expenditures.

Net cash used in financing activities was $7.7 million and reflects $11.3 million net short-term borrowings and repayments under the revolving credit facility partially offset by $2.7 million of net proceeds from other current borrowings and $0.9 million of proceeds from share transactions. Net cash used in financing activities increased by $11.1 million in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 primarily due to short-term borrowings and repayments under the revolving credit facility in the first quarter of 2013.

Future Cash Needs

We expect that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility, which has a current availability of $95.1 million and potentially up to $450.0 million from our credit agreement’s accordion provision, will be sufficient to meet anticipated 2013 cash needs.  The Company expects to repay $52.2 million of our short-term borrowings in 2013, spend approximately $56.0 million on capital expenditures for the balance of 2013, and fund an additional $1.9 million contribution to its pension plan this year.

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

Under KapStone’s Credit Agreement, at March 31, 2013, we have an outstanding credit facility consisting of a term loan and revolving credit facility totaling $455.3 million. The initial term loan and the revolving credit facility have a maturity date of November 28, 2017. Depending on the type of borrowing, the applicable interest rate under the Credit Agreement is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which is currently 1.75% for Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.5% or (z) one-month LIBOR plus 1.00% plus (ii) an applicable margin, which is currently 0.75% for base rate loans. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”), which is currently 0.40%. With the delivery of the financial statements for the fiscal quarter ending March 31, 2013, the applicable margin for borrowings under the Credit Agreement and the Unused Fee Rate is determined by reference to a pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for the Credit Facility ranges from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans and the Unused Fee Rate ranges from 0.30% to 0.50%.

Changes in market rates may impact the base rate under our Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $3.1 million based upon our expected future monthly loan balances per our existing repayment schedule.

We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, old corrugated containers (“OCC”), fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices with all expiring on December 31, 2013.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2013. No such contracts were outstanding at March 31, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2012.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2012.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

May 7, 2013	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)