Form 10-Q
period 2013-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2013-07-31
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

There were 47,672,949 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 24, 2013, excluding 40,000 shares held as treasury shares.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,404	$16,488
Trade accounts receivable, less allowance of $479 in 2013 and $96 in 2012	139,272	111,592
Other receivables	6,189	10,061
Inventories	114,065	113,511
Prepaid expenses and other current assets	7,361	9,808
Deferred income taxes	5,732	5,864
Total current assets	281,023	267,324
Plant, property and equipment, net	577,718	576,115
Other assets	4,450	4,412
Intangible assets, net	52,741	57,027
Goodwill	226,289	226,289
Total assets	$1,142,221	$1,131,167
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,313	$—
Short-term borrowings	13,700	63,500
Other current borrowings	1,703	—
Accounts payable	81,470	89,638
Accrued expenses	31,179	25,032
Accrued compensation costs	20,874	20,421
Accrued income taxes	1,812	—
Total current liabilities	156,051	198,591
Other liabilities:
Long-term debt, net of current portion	290,323	294,310
Pension and post retirement benefits	13,820	13,193
Deferred income taxes	108,068	96,459
Other liabilities	11,134	10,666
Total other liabilities	423,345	414,628
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 47,667,742 shares issued and outstanding (excluding 40,000 treasury shares) at June 30, 2013 and 47,455,060 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2012	5	5
Additional paid-in-capital	241,386	236,034
Retained earnings	324,461	285,011
Accumulated other comprehensive loss	(3,027)	(3,102)
Total stockholders’ equity	562,825	517,948
Total liabilities and stockholders’ equity	$1,142,221	$1,131,167

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$326,321	$306,259	$646,134	$606,102
Cost of sales, excluding depreciation and amortization	225,753	213,335	450,699	427,409
Depreciation and amortization	17,253	15,327	34,477	30,503
Freight and distribution expenses	27,849	27,936	55,769	53,679
Selling, general, and administrative expenses	21,072	17,436	40,200	35,008
Other operating income	196	230	398	428
Operating income	34,590	32,455	65,387	59,931

Foreign exchange gain/(loss)	89	(508)	(222)	(388)
Interest expense, net	2,636	3,193	5,237	6,472
Income before provision for income taxes	32,043	28,754	59,928	53,071
Provision for income taxes	11,052	10,350	20,478	19,104
Net income	$20,991	$18,404	$39,450	$33,967
Other comprehensive income, net of tax
Pension and post-retirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(10)	29	(21)	55
Amortization of net loss	48	41	96	82
Other comprehensive income, net of tax	38	70	75	137
Total comprehensive income	$21,029	$18,474	$39,525	$34,104

Weighted average number of shares outstanding:
Basic	47,550,426	46,620,354	47,516,218	46,555,990
Diluted	48,217,835	47,744,589	48,222,022	47,792,980
Net income per share:
Basic	$0.44	$0.39	$0.83	$0.73
Diluted	$0.44	$0.39	$0.82	$0.71

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$39,450	$33,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,477	30,503
Stock-based compensation expense	3,299	3,577
Excess tax benefit from stock-based compensation expense	(1,730)	(1,496)
Amortization of debt issuance costs	1,453	1,803
Loss on disposal of fixed assets	142	591
Deferred income taxes	13,426	14,728
Changes in operating assets and liabilities:
Trade accounts receivable, net	(27,680)	(6,027)
Other receivables	3,872	4,526
Inventories	(554)	(237)
Prepaid assets and other current assets	2,447	(2,772)
Other assets	(165)	41
Accounts payable	(8,168)	3,622
Accrued expenses and other liabilities	8,138	1,218
Accrued compensation costs	453	(7,044)
Accrued income taxes	1,812	—
Net cash provided by operating activities	70,672	77,000

Investing activities
USC acquisition	—	(314)
Capital expenditures	(32,713)	(27,454)
Net cash used in investing activities	(32,713)	(27,768)

Financing activities
Proceeds from revolving credit facility	91,400	39,400
Repayments on revolving credit facility	(141,200)	(39,400)
Repayments of long-term debt	—	(50,000)
Proceeds from other current borrowings	3,731	3,398
Repayments on other current borrowings	(2,028)	(1,846)
Payment of withholding taxes on stock awards	(860)	(1,179)
Proceeds from exercises of stock options	1,014	475
Proceeds from shares issued to ESPP	170	90
Loan amendment costs	—	(45)
Excess tax benefit from stock-based compensation	1,730	1,496
Net cash used in financing activities	(46,043)	(47,611)

Net increase (decrease) in cash and cash equivalents	(8,084)	1,621
Change in cash equivalents-beginning of period	16,488	8,062
Change in cash equivalents-end of period	$8,404	$9,683

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which amends certain provisions in ASC 220 “Comprehensive Income”. These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012.

The Company’s other comprehensive income included reclassification adjustments related to our defined benefit pension plan and other postretirement benefits for the amortization of actuarial losses and prior service costs which are included in cost of sales, excluding depreciation and amortization, in the accompanying Consolidated Statements of Comprehensive Income. There were no actuarial gains, losses or prior service costs for our plans arising during the period deferred into accumulated other comprehensive income for the six months ended June 30, 2013 and 2012. The net of tax components of other comprehensive income were determined using a 37.5 percent tax rate for the six months ended June 30, 2013 and 2012.

3.                                      Annual Planned Maintenance Outages

Annual planned maintenance outage costs for the three months ended June 30, 2013 and 2012 totaled $8.5 million and $3.8 million, respectively and are included in cost of sales.  Outage costs for the three months ended June 30, 2013 included $5.0 million and a 9,432 reduction in tons produced for the tri-annual planned maintenance outage at the Company’s Charleston, South Carolina mill.  Annual planned maintenance outage costs for the six months ended June 30, 2013 and 2012 totaled $13.2 million and $4.6 million, respectively.

4.                                      Inventories

Inventories consist of the following at June 30, 2013 and December 31, 2012, respectively:

	(unaudited)
	June 30,	December 31,
	2013	2012
Raw materials	$44,341	$43,791
Work in process	2,086	1,987
Finished goods	37,665	39,603
Replacement parts and supplies	29,973	28,130
Inventories	$114,065	$113,511

5.                                      Short-term Borrowings and Long-term Debt

As of June 30, 2013 and December 31, 2012 the Company had $13.7 million and $63.5 million of short-term borrowings under the Revolver, respectively.  The Revolver’s weighted average interest rate was 2.50 percent as of June 30, 2013 and 1.71 percent as of December 31, 2012.

As of June 30, 2013, the Company has a current availability of $133.6 million under the Company’s revolving credit facility (the “Revolver”) portion of its Credit Agreement dated October 31, 2011, as amended.

Debt Covenants

The Company’s Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on its assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of June 30, 2013, the Company was in compliance with all applicable covenants in the Credit Agreement.

On July 18, 2013, the Company entered into an Amended and Restated Credit Agreement in connection with the Company’s acquisition of Longview Fibre Paper and Packaging, Inc.  See Note 11 — Subsequent Events.

Fair Value of Debt

As of June 30, 2013 the fair value of the Company’s debt approximates the carrying value of $305.3 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Current Borrowing

In 2013 and 2012, the Company entered into financing agreements of $3.7 million and $3.4 million, respectively, at an annual interest rate of 1.559 and 1.998 percent, respectively, for its annual property insurance premiums. The agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of June 30, 2013, there was $1.7 million outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

6.                                      Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2013 and 2012 was 34.2 percent and 36.0 percent, respectively. The effective income tax rate decreased in 2013 due to a higher expected benefit from the domestic manufacturing deduction and lower state income taxes. The 2013 rate also includes a favorable discrete adjustment for a 2012 R&D tax credit. The differences between the effective tax rate and the federal statutory tax rate for the periods ended June 30, 2013 and 2012 are due to the impact of state tax, net of the federal benefit and the domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of June 30, 2013 and December 31, 2012 were $5.0 million.  This includes less than $0.1 million of interest for the quarter and six months ended June 30, 2013.  Unrecognized tax benefits of $5.0 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2010 and 2011, and 2009 through 2011 relating to U.S. Corrugated Acquisition (“USC”), which we acquired on October 31, 2011. The Internal Revenue Service is currently examining the USC income tax return for 2009.

7.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income as reported	$20,991	$18,404	$39,450	$33,967
Weighted-average number of common shares for basic net income per share	47,550,426	46,620,354	47,516,218	46,555,990
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	479,854	899,480	472,957	923,301
Unvested restricted stock awards	187,555	224,755	232,847	313,689

Weighted-average number of shares for diluted net income per share	48,217,835	47,744,589	48,222,022	47,792,980

Net income per share - basic	$0.44	$0.39	$0.83	$0.73
Net income per share - diluted	$0.44	$0.39	$0.82	$0.71

Approximately 10,000 and 90,000 shares of unexercised stock options were outstanding during the three months ended June 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

8.                                      Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

Net pension cost recognized for the three and six months ended June 30, 2013 and 2012 for the Pension Plan is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost for benefits earned during the quarter	$1,119	$1,023	$2,238	$2,047
Interest cost on projected benefit obligations	297	251	594	503
Expected return on plan assets	(306)	(233)	(614)	(467)
Amortization of net loss	72	54	144	108
Amortization of prior service cost	32	92	65	184
Net pension cost - Company plan	1,214	1,187	2,427	2,375
Net pension cost - multi -employer plan	12	17	30	34
Total net pension cost	$1,226	$1,204	$2,457	$2,409

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $1.5 million for the six months ended June 30, 2013 and expects to fund an additional $1.3 million to the Pension Plan in 2013.

Defined Contribution Plan

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions. For the three months ended June 30, 2013 and 2012, the Company recognized expense of $2.9 million and $2.6 million, respectively.  In addition, for the six months ended June 30, 2013 and 2012, the Company recognized expense of $5.8 million and $5.4 million, respectively.

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

Total stock-based compensation expense related to the stock option grants and restricted stock units for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock option compensation expense	$528	$717	$1,777	$2,025
Restricted stock unit compensation expense	426	547	1,522	1,552
Total stock-based compensation expense	$954	$1,264	$3,299	$3,577

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of June 30, 2013 and December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Unrecognized stock option compensation expense	$2,979	$1,910
Unrecognized restricted stock unit compensation expense	3,065	1,749
Total unrecognized stock-based compensation expense	$6,044	$3,659

As of June 30, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.8 years and 2.2 years, respectively.

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

The weighted average fair value of the KapStone stock options granted in March 2013 and 2012 was $10.82 and $10.38, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. Beginning in 2013 the expected life used by the Company is based on the historical average life of KapStone stock option awards.  In prior years, the Company used the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company used the “simplified method”, as permitted by SAB No. 110, as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The expected volatility assumption is based on the volatility of KapStone stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Six Months Ended June 30,
	2013	2012
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	50.19%	56.52%
Expected life (years)	4.00	5.98
Risk-free interest rate	0.57%	1.10%
Expected Dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2013	1,281,928	$10.91	7.3	$14,459
Granted	275,459	27.65
Exercised	(143,110)	7.13
Forfeited	(8,321)	17.60
Outstanding at June 30, 2013	1,405,956	$14.54	7.5	$36,055
Exercisable at June 30, 2013	690,514	$7.90	6.0	$22,289

For the three and six months ended June 30, 2013 cash proceeds from the exercise of stock options totaled $0.6 million and $1.0 million, respectively.  For the three and six months ended June 30, 2012 cash proceeds from the exercise of stock options totaled $0.1 million and $0.5 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2013	325,762	$16.36
Granted	107,807	27.65
Vested	(90,789)	11.47
Forfeited	(3,173)	20.16
Outstanding at June 30, 2013	339,607	$21.22

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

11.                               Subsequent Events

On July 18, 2013, the Company consummated a stock purchase agreement with three investment funds managed by Brookfield Asset Management, a Canadian asset management company, to acquire the stock of Longview Fibre Paper and Packaging, Inc., (“Longview”) for $1.025 billion, subject to certain post-closing adjustments. Longview is a leading manufacturer of high quality containerboard, lightweight high performance multiwall paper, specialty kraft papers, and corrugated containers. Longview’s operations include a paper mill located in Longview, WA equipped with five paper machines which produce 1.15 million tons of containerboard and kraft paper annually.  Longview also owns seven converting facilities located in the Pacific Northwest.

The acquisition was financed by borrowings under a new Amended and Restated Credit Agreement, which provides for a senior secured credit facility of $1.675 billion (the “Credit Facility”), consisting of a term loan A-1 in an aggregate amount of $805.0 million, a term A-2 in an aggregate amount of $470.0 million, and a $400.0 million revolving credit facility and an accordion feature that provides for, subject to certain terms and conditions, of up to $300.0 million of additional revolver commitments.  A portion of the proceeds was used to pay off approximately $319.0 million outstanding under the prior credit facility.

The Longview business was deemed an attractive acquisition candidate based on meeting the Company’s objectives of being a North American based profitable company in the paper and packaging industry and for its synergies with the Company’s existing operations.

Longview acquisition costs related to due diligence, advisory and legal services are expensed as incurred. These costs were $1.4 million for the three and six months ended June 30, 2013 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

The initial accounting for the Longview acquisition is incomplete as the Company is in the process of determining the estimated fair values of all assets acquired and liabilities assumed as well as fair values of certain intangible assets.  As such, the disclosures related to the allocation of the purchase price, goodwill (which will not be deductible for tax purposes), and supplemental pro forma information are omitted.

The Company will file Longview’s audited historical financial statements, unaudited interim financial statements, and unaudited pro forma combined consolidated results of operations in the third quarter of 2013.

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

The Company has one reportable segment as of June 30, 2013. The Company manufactures and sells containerboard, corrugated products, and unbleached kraft paper.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended June 30, 2013 and 2012

(In thousands)

	Three Months Ended June 30,		Increase/
	2013	2012	(Decrease)

Net sales	$326,321	$306,259	$20,062
Cost of sales, excluding depreciation and amortization	225,753	213,335	12,418
Depreciation and amortization	17,253	15,327	1,926
Freight and distribution expenses	27,849	27,936	(87)
Selling, general, and administrative expenses	21,072	17,436	3,636
Other operating income	196	230	(34)
Operating income	34,590	32,455	2,135
Foreign exchange gain/(loss)	89	(508)	597
Interest expense, net	2,636	3,193	(557)
Income before provision for income taxes	32,043	28,754	3,289
Provision for income taxes	11,052	10,350	702
Net income	$20,991	$18,404	$2,587

Net sales for the quarter ended June 30, 2013 were $326.3 million compared to $306.3 million for the second quarter of 2012, an increase of $20.0 million or 6.5 percent. The net sales increase is primarily due to higher average selling prices in the second quarter of 2013 compared to the second quarter of 2012.  Average selling prices increased primarily due to the full realization of the $50 per ton 2012 containerboard price increase and the partial realization of the $50 per ton containerboard increase announced in April 2013. Average selling price per ton for the quarter ended June 30, 2013 was $664 compared to $623 for the prior year’s quarter.

The Company currently expects average selling prices to increase further in the third quarter of 2013 as the April 2013 price increase is fully realized.

The following represents the Company’s tons of product sold by product line:

	Three Months Ended June 30,		Increase/
Product Line:	2013	2012	(Decrease)
Domestic containerboard	147,410	117,481	29,929
Corrugated products	100,792	99,856	936
Export containerboard	30,299	44,688	(14,389)
Kraft paper	46,266	65,748	(19,482)
DuraSorb®	63,056	71,565	(8,509)
Kraftpak	30,027	24,024	6,003
Tons of product sold	417,850	423,362	(5,512)

Tons of product sold for the quarter ended June 30, 2013 was 417,850 tons compared to 423,362 tons for the quarter ended June 30, 2012, a decrease of 5,512 tons or 1.3 percent.

•                  Domestic containerboard sales increased 25.5 percent due to higher demand for lightweight containerboard grades.

•                  Export containerboard sales decreased by 32.2 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

•                  Kraft paper sales decreased 29.6 percent reflecting an overall decrease in demand in the industry and lower volume to a customer as they internalize their needs.

•                  Durasorb® sales decreased 11.9 percent due to lower volume in Europe.

•                  Kraftpak sales increased 25.0 percent due to higher volume with existing accounts.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2013 was $225.8 million compared to $213.3 million for the second quarter of 2012, an increase of $12.5 million, or 5.9 percent. The increase in cost of sales was mainly due to $5.4 million of inflation on labor, benefits and input costs, $5.0 million for the Charleston tri-annual planned maintenance outage, and $1.5 million of costs for the new manufacturing facility located in Aurora, IL.  Planned maintenance outage costs of approximately $8.5 million and $3.8 million were included in cost of sales for the quarters ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2013 totaled $17.3 million compared to $15.3 million for the quarter ended June 30, 2012.  The increase of $2.0 million was primarily due to 2012 investments in information technology and equipment upgrades and replacements at the paper mills.

Selling, general and administrative expenses for the quarter ended June 30, 2013 totaled $21.1 million compared to $17.4 million for the quarter ended June 30, 2012. The increase of $3.7 million was due to $2.3 million of higher compensation related expenses, $1.4 million of Longview acquisition related expenses, $0.5 million of higher state taxes, $0.4 million for the new manufacturing facility located in Aurora, IL, and $0.3 million of bad debt expense partially offset by $1.2 million of 2012 USC integration related expenses.  For the quarter ended June 30, 2013, selling, general and administrative expenses as a percentage of net sales increased to 6.5 percent from 5.7 percent in the quarter ended June 30, 2012.

Foreign exchange gain / (loss) for the quarter ended June 30, 2013 was a $0.1 million gain compared to a foreign exchange loss of $0.5 million for the quarter ended June 30, 2012. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

Net interest expense for the quarters ended June 30, 2013 and 2012 was $2.6 million and $3.2 million, respectively. Interest expense reflects interest on the Company’s Credit Agreement and amortization of debt issuance costs. Interest expense was $0.6 million lower in the quarter ended June 30, 2013 due to a lower interest rate and lower amortization of debt issuance costs.

Provision for income taxes for the quarters ended June 30, 2013 and 2012 was $11.1 million and $10.4 million, respectively, reflecting an effective tax rate of 34.5 percent for the quarter ended June 30, 2013 compared to 36.0 percent for the similar period in 2012. The higher provision for income taxes in 2013 is primarily due to higher pre-tax income partially offset by a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction and a lower net state tax rate.

Comparison of Results of Operations for the Six Months Ended June 30, 2013 and 2012

(In thousands)

	Six Months Ended June 30,		Increase/
	2013	2012	(Decrease)

Net sales	$646,134	$606,102	$40,032
Cost of sales, excluding depreciation and amortization	450,699	427,409	23,290
Depreciation and amortization	34,477	30,503	3,974
Freight and distribution expenses	55,769	53,679	2,090
Selling, general, and administrative expenses	40,200	35,008	5,192
Other operating income	398	428	(30)
Operating income	65,387	59,931	5,456
Foreign exchange gain/(loss)	(222)	(388)	166
Interest expense, net	5,237	6,472	(1,235)
Income before provision for income taxes	59,928	53,071	6,857
Provision for income taxes	20,478	19,104	1,374
Net income	$39,450	$33,967	$5,483

Net sales for the six months ended June 30, 2013 were $646.1 million compared to $606.1 million for the six months of 2012, an increase of $40.0 million or 6.6 percent. Net sales increased by $31.6 million due to higher average selling prices in the first half of 2013 compared to the first half of 2012, $4.1 million volume and product mix changes, and $4.3 million due to higher lumber sales. Average selling prices increased primarily due to the realization of 2012 and 2013 price increases for domestic containerboard. Average selling price per ton for the six months ended June 30, 2013 was $658 compared to $615 for the prior year period.

The Company announced a $50 per ton selling price increase for domestic containerboard and a 10 and 12 percent increase for corrugated packaging boxes and sheets, respectively, in April 2013.  The Company currently expects average selling prices to increase further in the third quarter of 2013 as the April 2013 price increase is fully realized.

The following represents the Company’s tons of product sold by product line:

	Six Months Ended June 30,		Increase/
Product Line:	2013	2012	(Decrease)
Domestic containerboard	282,892	224,057	58,835
Corrugated products	197,302	193,501	3,801
Export containerboard	66,806	124,452	(57,646)
Kraft paper	102,945	127,734	(24,789)
DuraSorb®	132,109	129,181	2,928
Kraftpak	55,695	47,692	8,003
Tons of product sold	837,749	846,617	(8,868)

Tons of product sold for the first six months ended June 30, 2013 was 837,749 tons compared to 846,617 tons for the first six months ended June 30, 2012, a decrease of 8,868 tons or 1.0 percent.

•                  Domestic containerboard sales increased 26.3 percent due to higher demand for lightweight containerboard grades.

•                  Corrugated product sales volume increased 2.0 percent reflecting a heavier basis weight of tons shipped and product mix.

•                  Export containerboard sales decreased by 46.3 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

•                  Kraft paper sales decreased 19.4 percent reflecting an overall decrease in demand in the industry and lower volume to a customer as they internalize their needs.

•                  Durasorb® sales increased 2.3 percent due to higher volume in Europe.

•                  Kraftpak sales increased 16.8 percent due to higher volume with existing accounts.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2013 was $450.7 million compared to $427.4 million for the six months of 2012, an increase of $23.3 million, or 5.5 percent. The increase in cost of sales was mainly due to $12.1 million of inflation on labor, benefits and input costs, $8.6 million of higher planned maintenance outage costs, and $1.8 million of costs for the new manufacturing facility located in Aurora, IL, partially offset by lower volume.  Planned maintenance outage costs of approximately $13.2 million and $4.6 million were included in cost of sales for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and amortization expense for the six months ended June 30, 2013 totaled $34.5 million compared to $30.5 million for the six months ended June 30, 2012.  The increase of $4.0 million was primarily due to 2012 investments in information technology and equipment upgrades and replacements at the paper mills.

Freight and distribution expenses for the six months ended June 30, 2013 totaled $55.8 million compared to $53.7 million for the six months ended June 30, 2012. The increase of $2.1 million was primarily due to a change in product mix reflecting a higher percentage of domestic containerboard shipments, partially offset by lower volume.

Selling, general and administrative expenses for the six months ended June 30, 2013 totaled $40.2 million compared to $35.0 million for the six months ended June 30, 2012. The increase of $5.2 million was due to $4.6 million of higher compensation related expenses, $1.4 million of Longview acquisition related expenses, $0.6 million for the new manufacturing facility located in Aurora, IL, $0.5 million of higher state taxes, and $0.4 million of bad debt expense partially offset by $2.6 million 2012 of USC integration related expenses.  For the six months ended June 30, 2013, selling, general and administrative expenses as a percentage of net sales increased to 6.2 percent from 5.8 percent in the first six months of 2012.

Foreign exchange losses for the six months ended June 30, 2013 were $0.2 million compared to a foreign exchange loss of $0.4 million for the six months ended June 30, 2012. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

Net interest expense for the six months ended June 30, 2013 and 2012 was $5.2 million and $6.5 million, respectively. Interest expense reflects interest on the Company’s Credit Agreement and amortization of debt issuance costs. Interest expense was $1.3 million lower in the first six months of 2013 due to a lower term loan balance, lower interest rate and lower amortization of debt issuance costs.

Provision for income taxes for the six months ended June 30, 2013 and 2012 was $20.5 million and $19.1 million, respectively, reflecting an effective tax rate of 34.2 percent for the first six months of 2013 compared to 36.0 percent for the similar period in 2012. The higher provision for income taxes in 2013 primarily reflects higher pre-tax income offset by a lower effective tax rate due to a higher expected benefit from the domestic manufacturing deduction and a lower net state tax rate.

Liquidity and Capital Resources

Credit Facilities

On July 18, 2013, in conjunction with the Longview acquisition, the Company entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement amends and restates the Company’s existing Credit Agreement, and the first and second amendments to that agreement.

The Amended and Restated Credit Agreement provides for a senior secured credit facility in an initial aggregate principal amount of $1.675 billion (the “Credit Facility”), consisting of a term loan A-1 in an aggregate amount of $805.0 million (“Term Loan A-1”), a term loan A-2 in an aggregate amount of $470.0 million (“Term Loan A-2”), and a revolving credit facility in an initial aggregate amount of $400.0 million (including a $50.0 million letter of credit sub-facility and a $30.0 million swing line loan sub-facility). The Credit Facility also includes an “accordion” feature that allows KapStone, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million.  The proceeds of Term Loan A-1, Term Loan A-2, and $154.0 million borrowings under the revolving credit facility were used to finance KapStone’s acquisition of Longview, pay certain transaction fees and expenses in connection with the acquisition of Longview, to repay certain existing indebtedness, and to provide for ongoing working capital requirements and general corporate purposes.

Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin, which will initially be 2.25% for Term Loan A-1 Eurodollar loans, 2.50% for Term Loan A-2 Eurodollar loans and 2.25% for Revolver Eurodollar loans, or (b) (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin, which will initially be 1.25% for Term Loan A-1 base rate loans, 1.50% for Term Loan A-2 base rate loans and 1.25% for Revolver base rate loans. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which will initially be  0.50%. Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on KapStone’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

Term Loan A-1  includes quarterly principal repayments commencing December 31, 2013 in aggregate annual amounts equal to 5% (years 1, 2 and 3), 10% (year 4) and 15% (year 5) of the initial principal amount thereof.  Term Loan A-2  includes quarterly principal repayments commencing December 31, 2013 in an aggregate annual amount equal to 1% of the initial principal amount thereof.  Principal amounts outstanding under each of the Revolver and Term Loan A-1 are due and payable in full on July 18, 2018.  Principal amounts outstanding under the Term Loan A-2 are due and payable in full on July 18, 2020.

Voluntary and Mandatory Prepayments

For the first six months of 2013, the Company made no voluntary prepayments on its term loans under the Credit Agreement. No mandatory prepayments were required under the Credit Agreement.

On June 29, 2012, the Company made a $50.0 million voluntary prepayment on its term loan under the Credit Agreement using cash generated from operations.

Other Borrowing

In January 2013, the Company entered into a financing agreement of $3.7 million at an annual interest rate of 1.559 percent, for its annual property insurance premium. The agreement requires the Company to make consecutive monthly repayments through the term of the financing agreement ending on December 1. As of June 30, 2013, there was $1.7 million outstanding under the agreement.

Debt Covenants

As of June 30, 2013 under the financial covenants of the Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On June 30, 2013, the maximum permitted leverage ratio was 3.25 to 1.00. On June 30, 2013, KapStone was in compliance with a leverage ratio of 1.71 to 1.00.  Under the Amended and Restated Credit Agreement, the maximum permitted leverage ratio through December 31, 2013 is 4.75 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Credit Agreement through the quarter ending June 30, 2013 the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On June 30, 2013, KapStone was in compliance with the Credit Agreement with a fixed charge coverage ratio of 14.67 to 1.00.  There is no change under the Amended and Restated Credit Agreement.

As of June 30, 2013, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate excluding discrete items for 2013 is projected at 35.0 percent.

Sources and Uses of Cash

Six months ended June 30 (in thousands)	2013	2012
Operating activities	$70,672	$77,000
Investing activities	(32,713)	(27,768)
Financing activities	(46,043)	(47,611)
Total change in cash and cash equivalents	$(8,084)	$1,621

Cash and cash equivalents decreased by $8.1 million from December 31, 2012, reflecting $70.7 million of net cash provided by operating activities, $32.7 million of net cash used in investing activities, and $46.0 million of net cash used by financing activities in the first six months of 2013.

Net cash provided by operating activities was $70.7 million primarily due to net income for the first six months of $39.5 million and non-cash charges of $51.1 million. Changes in operating assets and liabilities used $19.8 million of cash. Net cash provided by operating activities decreased by $6.3 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 mainly due to $13.2 million of higher working capital partially offset by a $5.5 million increase of net income and $1.4 million of non-cash charges.

Net cash used in investing activities was $32.7 million reflecting capital expenditures. For the six months ended June 30, 2013, capital expenditures included $10.8 million for the new manufacturing facility in Aurora, IL. Net cash used in investing activities increased by $4.9 million in the six months ended June 30, 2013 compared to the first six months of 2012 mainly due to capital expenditures.

Net cash used in financing activities was $46.0 million and reflects $49.8 million of net short-term repayments under the revolving credit facility partially offset by $1.7 million of net proceeds from other current borrowings and $2.1 million of proceeds from share transactions. Net cash used in financing activities decreased by $1.6 million in the six months ended June 30, 2013 compared to the first six months of 2012 primarily due to $1.2 million generated from stock activity and the $0.2 million lower repayment of debt.  In 2012, the Company made a $50.0 million voluntary repayment of long-term debt compared to $49.8 million net short-term repayments under the revolving credit facility in the same period of 2013.

Future Cash Needs

Upon consummating the Longview acquisition on July 18, 2013 and entering into the Amended and Restated Credit Agreement, the Company expects that cash generated from operating activities, and if needed, the ability to draw from our revolving credit facility, and potentially up to $300.0 million from our accordion provision, will be sufficient to meet anticipated 2013 cash needs.  The Company expects to spend approximately $60.0 million on capital expenditures for the balance of 2013 and fund an additional $1.3 million contribution to its pension plan this year.

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

As of June 30, 2013, there have been no material changes to KapStone’s Credit Agreement as described in our Form 10-K for the year ended December 31, 2012.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2013. No such contracts were outstanding at June 30, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2012.

ITEM 1A.

RISK FACTORS

With the exception of the following update to the risk factors relating to the acquisition of Longview, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2012 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the Longview acquisition may not be realized.

We consummated a stock purchase agreement with three investment funds managed by Brookfield Asset Management with the expectation that the acquisition of Longview will result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The transaction will present challenges to management, including the integration of operations, properties and personnel of Longview and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the Longview business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

We may have difficulty integrating our system of internal control over financial reporting with that of Longview.

The failure to integrate our system of internal control over financial reporting with that of Longview following the transaction could affect adversely our ability to exercise effective internal control over financial reporting. A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

Our indebtedness may adversely affect our financial health.

We acquired Longview on July 18, 2013.  In connection with the acquisition, we entered into a new, secured Amended and Restated Credit Agreement (our senior secured credit facility) to fund the acquisition, repay certain indebtedness, pay transaction fees and expenses and provide for greater working capital needs.   The senior secured credit facility has an initial aggregate principal amount of $1.675 billion, consisting of a term loan A-1 in an aggregate principal amount of $805.0 million, a term loan A-2 in aggregate principal amount of $470.0 million and a revolving credit facility in an initial amount of $400.0 million (with an accordion feature that, subject to certain terms and conditions and approval of the lenders, may be increased by up to $300.0 million).  Term Loan A-1 includes quarterly principal repayments commencing December 31, 2013 in aggregate annual amounts equal to 5% (years 1, 2 and 3), 10% (year 4) and 15% (year 5) of the initial principal amount thereof. Term Loan A-2 includes quarterly principal repayments commencing December 31, 2013 in an aggregate annual amount equal to 1% of the initial principal amount thereof. Principal amounts outstanding under each of the revolver and Term Loan A-1 are due and payable in full on July 18, 2018. Principal amounts outstanding under the Term Loan A-2 are due and payable in full on July 18, 2020.

As of July 18, 2013, we had approximately $1.4 billion of outstanding debt.  As a result of the indebtedness, we are highly leveraged, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes will be significantly impaired in the future. The debt could make us more vulnerable to economic downturns and hinder our ability to adjust to rapidly changing market conditions.

A significant portion of our cash flow from operations will be needed to meet the repayment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including our significant capital expenditure requirements. The indebtedness incurred by us under our senior secured credit facility bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the senior secured credit facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying important capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

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

In addition, our senior secured credit facility also imposes other restrictions on us. Therefore, we would need to seek permission from the lenders in order to engage in certain corporate actions. The lenders’ interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders’ permission when needed. This may prevent us from taking actions that are in our best interest.

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

Due to past history of industrial operations at the Longview Mill (located in Longview, Washington) and converting facilities (located in the Pacific Northwest), the possibility of onsite and offsite environmental impact to the soil and groundwater may present a heightened risk of contamination. If we are required to make significant expenditures for remediation, the costs of such efforts may have a significant negative impact on our results of operations, cash flows and financial position.

Our operations are dependent upon certain operating agreements for fiber.

We rely on certain supply arrangements to provide us roundwood and, woodchips and old corrugated containers (“OCC”). If one of these suppliers suffered a setback, KapStone’s supply of roundwood and woodchips or OCC may not be adequate to cover customer needs.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.2

Stock Purchase Agreement dated as of June 10, 2013, by and among KapStone Kraft Paper Corporation, Longview Fibre Paper and Packaging, Inc., Brookfield Capital Partners II (NR) L.P., Brookfield Capital Partners II (PC) L.P., Brookfield Capital Partners II L.P. and KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 10, 2013.

10.8

Amended and Restated Credit Agreement dated as of July 18, 2013, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to the Registrant’s Form 8-K filed on July 18, 2013.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

July 31, 2013	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)