Form 10-Q
period 2013-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2013-10-30
CIK 1325281

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 47,742,811 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 24, 2013, excluding 40,000 shares held as treasury shares.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,187	$16,488
Trade accounts receivable, less allowance of $555 in 2013 and $96 in 2012	238,784	111,592
Other receivables	15,629	10,061
Inventories	223,461	113,511
Prepaid expenses and other current assets	8,239	9,808
Deferred income taxes	49	5,864
Total current assets	498,349	267,324
Plant, property and equipment, net	1,366,334	576,115
Other assets	122,363	4,412
Intangible assets, net	128,293	57,027
Goodwill	541,858	226,289
Total assets	$2,657,197	$1,131,167
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$44,950	$—
Short-term borrowings	36,500	63,500
Other current borrowings	1,376	—
Accounts payable	146,160	89,638
Accrued expenses	44,248	25,032
Accrued compensation costs	56,696	20,421
Accrued income taxes	4,166	—
Total current liabilities	334,096	198,591
Other liabilities:
Long-term debt, net of current portion	1,202,213	294,310
Pension and post retirement benefits	85,925	13,193
Deferred income taxes	412,163	96,459
Other liabilities	12,941	10,666
Total other liabilities	1,713,242	414,628
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 47,708,908 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2013 and 47,455,060 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2012	5	5
Additional paid-in-capital	243,969	236,034
Retained earnings	368,875	285,011
Accumulated other comprehensive loss	(2,990)	(3,102)
Total stockholders’ equity	609,859	517,948
Total liabilities and stockholders’ equity	$2,657,197	$1,131,167

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$538,603	$309,544	$1,184,737	$915,646
Cost of sales, excluding depreciation and amortization	352,346	219,091	803,045	646,500
Depreciation and amortization	28,522	15,605	62,999	46,108
Freight and distribution expenses	39,679	27,945	95,448	81,624
Selling, general, and administrative expenses	37,538	16,039	77,738	51,047
Other operating income	177	200	575	628
Operating income	80,695	31,064	146,082	90,995

Foreign exchange gain/(loss)	359	(11)	137	(399)
Interest expense, net	9,585	2,793	14,822	9,265
Income before provision for income taxes	71,469	28,260	131,397	81,331
Provision for income taxes	27,055	9,915	47,533	29,019
Net income	$44,414	$18,345	$83,864	$52,312
Other comprehensive income, net of tax
Pension and post-retirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(11)	27	(33)	81
Amortization of net loss	48	42	145	125
Other comprehensive income, net of tax	37	69	112	206
Total comprehensive income	$44,451	$18,414	$83,976	$52,518

Weighted average number of shares outstanding:
Basic	47,708,908	46,747,095	47,580,448	46,619,692
Diluted	48,478,570	47,914,816	48,307,538	47,833,592
Net income per share:
Basic	$0.93	$0.39	$1.76	$1.12
Diluted	$0.92	$0.38	$1.74	$1.09

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$83,864	$52,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,999	46,108
Stock-based compensation expense	4,271	4,322
Excess tax benefit from stock-based compensation expense	(2,547)	(1,878)
Amortization of debt issuance costs	3,004	2,739
Loss on disposal of fixed assets	390	873
Deferred income taxes	34,513	22,579
Changes in operating assets and liabilities:
Trade accounts receivable, net	(21,081)	(14,213)
Other receivables	200	3,459
Inventories	(3,769)	4,564
Prepaid assets and other current assets	4,123	(2,666)
Other assets	(1,841)	(475)
Accounts payable	(16,336)	(3,089)
Accrued expenses and other liabilities	7,739	6,475
Accrued compensation costs	9,173	(3,658)
Accrued income taxes	4,181	—
Net cash provided by operating activities	168,883	117,452

Investing activities
Longview acquisition, net of cash	(537,465)	—
USC acquisition, net of cash	—	(314)
Capital expenditures	(56,271)	(41,399)
Net cash used in investing activities	(593,736)	(41,713)

Financing activities
Proceeds from revolving credit facility	289,113	79,400
Repayments on revolving credit facility	(316,113)	(79,400)
Proceeds from long-term debt	1,275,000	—
Repayments of long-term debt	(305,313)	(50,000)
Redemption of Longview senior notes	(507,520)	—
Debt issuance costs	(19,654)	—
Proceeds from other current borrowings	5,115	3,398
Repayments on other current borrowings	(3,739)	(2,776)
Payment of withholding taxes on stock awards	(860)	(1,179)
Proceeds from exercises of stock options	1,627	1,073
Proceeds from shares issued to ESPP	349	241
Loan amendment costs	—	(132)
Excess tax benefit from stock-based compensation	2,547	1,878
Net cash used in financing activities	420,552	(47,497)

Net increase (decrease) in cash and cash equivalents	(4,301)	28,242
Change in cash equivalents-beginning of period	16,488	8,062
Change in cash equivalents-end of period	$12,187	$36,304

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The Company’s other comprehensive income included reclassification adjustments related to our defined benefit pension plan and other postretirement benefits for the amortization of actuarial losses and prior service costs which are included in cost of sales, excluding depreciation and amortization, in the accompanying Consolidated Statements of Comprehensive Income. There were no actuarial gains, losses or prior service costs for our plans arising during the period deferred into accumulated other comprehensive income for each of the nine months ended September 30, 2013 and 2012. The net of tax components of other comprehensive income were determined using a 37.5 percent tax rate for each of the nine months ended September 30, 2013 and 2012.

3.                                      Longview Acquisition

On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc., (“Longview”) for $1.025 billion, subject to certain post-closing adjustments.  Longview is a leading manufacturer of high quality containerboard, kraft papers, and corrugated products. Longview’s operations include a paper mill located in Longview, Washington equipped with five paper machines which in the aggregate produce 1.15 million tons of containerboard and kraft paper annually.  Longview also owns seven converting facilities located in the Pacific Northwest.

The acquisition was financed by borrowings under an Amended and Restated Credit Agreement dated July 18, 2013 (the “Amended and Restated Credit Agreement”), which provides for a senior secured credit facility of $1.675 billion (the “Credit Facility”), consisting of a Term Loan A-1 of $805.0 million, a Term Loan

A-2 of $470.0 million, a $400.0 million revolving credit facility (“Revolver”) which includes an accordion feature that provides for, subject to certain terms and conditions, of up to $300.0 million of additional commitments.  A portion of the funds borrowed under the Credit Facility were used to repay $331.1 million outstanding under the Company’s then-existing credit facility(the “Credit Agreement”)  and to pay $19.7 million of bank fees.  See Note 7, “Short-term Borrowings and Long-term Debt”, for more information on the Amended and Restated Credit Agreement.

The Longview business was deemed an attractive acquisition candidate based on meeting the Company’s objectives of being a North American based profitable company in the paper and packaging industry, enabling expansion of the Company’s presence in the western United States and for its expected synergies with the Company’s existing operations.

Transaction fees and expenses for the Longview acquisition related to due diligence, advisory and legal services are expensed as incurred. These costs were $5.4 million and $6.8 million for the three and nine months ended September 30, 2013 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

The Longview acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations, and the accompanying consolidated financial statements include the results of Longview since July 18, 2013. The Company estimated the fair value of the assets and liabilities of Longview at the time of acquisition and used third-party appraisals to assist in determining the fair market value for acquired tangible and intangible assets. The appraisal process for determining the fair value of the acquired assets included a valuation of the acquired assets with a consideration of the three traditional valuation approaches to fair value: cost, market and income. A combination of market and cost valuation approaches was used for property, plant, and equipment and the income valuation approach for intangible assets. In addition, the acquired pension assets and assumed pension liabilities were re-measured as of the acquisition date.

The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary subject to final review.

The following table summarizes the Longview acquisition consideration:

Purchase price (net of $ 20.7 million of cash acquired)	$1,004,257
Working capital adjustments (1)	40,728
Net acquisition consideration	$1,044,985
Proceeds for redemption of Longview senior notes	(507,520)
Longview acquisition, net of cash acquired	$537,465

(1) - Subject to a post closing net working captial adjustment

The following table summarizes the preliminary allocation of the Longview acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Deposit for redemption of senior notes	$507,520
Trade accounts receivable	104,605
Inventories	106,493
Prepaid expenses and other current assets	2,569
Plant, property and equipment	791,176
Pension asset	112,141
Other assets	9,919
Intangible assets	78,593
Accounts payable	(71,663)
Accrued expenses	(12,968)
Accrued compensation costs	(27,102)
Debt	(507,520)
Pension and post retirement benefits	(72,729)
Deferred income taxes	(289,486)
Other noncurrent liabilities	(2,132)
Goodwill	315,569
Total acquisition consideration	$1,044,985

At closing, Kapstone assumed Longview’s senior notes with a redemption value of $507.5 million.  A portion of the deal proceeds were placed in escrow with the senior note agent for payment at the end of the redemption notice period in August 2013.

The acquisition of Longview resulted in the recognition of $315.6 million of goodwill and will not be deductible for tax purposes.  Goodwill represents expected synergies with the Company’s existing operations which include growth of new and existing customers, geographical expansion, management expertise, and elimination of overhead redundancies.

The following table summarizes the acquired identified intangible asset and the respective fair value and estimated useful life at the date of acquisition:

	Estimated Useful Life in Years	Fair Value

Customer relationships	15	$70,000
Definite-lived trademarks	10 - 20	7,600
Permits	indefinite	993
Total fair value of intangible assets		$78,593

The fair value of the acquired identified intangible assets is amortized on a straight-line basis over the remaining useful life.  The estimated amortization expense for the next five years is as follows:

2013	$2,382
2014	5,197
2015	5,197
2016	5,197
2017	5,197
2018	5,197
Thereafter	49,233
Total	$77,600

Since the July 18, 2013 acquisition date, the Company’s consolidated statement of comprehensive income for the three and nine months ended September 30, 2013 includes $198.4 million of net sales and $40.5 million of operating income from the operations acquired with the Longview acquisition.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Longview occurred as of January 1, 2012. The unaudited pro forma consolidated results includes the accounting effects of the business combination, including the application of the Company’s accounting policies, amortization of intangible assets and depreciation of property, plant and equipment related to fair value adjustments, interest expense on acquisition related debt, elimination of intercompany sales and income tax effects of the adjustments.  The pro forma adjustments are directly attributable to the Longview acquisition, factually supportable and are expected to have a continuing impact on the Company’s combined results. Unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

Year Ended
December 31,
2012
(unaudited)
Net Sales	$2,047,725
Net Income	$105,006

4.                                      Annual Planned Maintenance Outages

Annual planned maintenance outage costs for the three months ended September 30, 2013 and 2012 totaled $1.1 million and $0.5 million, respectively and are included in cost of sales.  Annual planned maintenance outage costs for the nine months ended September 30, 2013 and 2012 totaled $14.3 million and $5.1 million, respectively.  Outage costs for the nine months ended September 30, 2013 included $5.0 million of outage maintenance charges and a 9,432 reduction in tons produced for the tri-annual planned maintenance outage at the Company’s Charleston, South Carolina mill.

5.                                      Inventories

Inventories consist of the following at September 30, 2013 and December 31, 2012, respectively:

	(unaudited)
	September 30,	December 31,
	2013	2012
Raw materials	$82,532	$43,791
Work in process	3,222	1,987
Finished goods	68,706	39,603
Replacement parts and supplies	69,001	28,130
Inventories	$223,461	$113,511

In conjunction with the Longview acquisition, KapStone acquired Longview’s inventories which were stated at fair value. Cost for the Longview inventories is determined on a last-in, first-out method except for replacement parts and supplies inventories, which are valued using the average cost method.  As of September 30, 2013, Longview’s inventories included in the Consolidated Balance Sheets were $108.6 million.

6.                                      Goodwill and Other Intangible Assets

The following table shows changes in goodwill and other intangible assets:

		Intangible
	Goodwill	Assets, Net
Balances at December 31, 2012	226,289	57,027
Amortization expense	—	(7,327)
Longview acquisition	315,569	78,593
Balances at September, 30, 2013	$541,858	$128,293

Intangible assets other than goodwill include the following:

	September 30, 2013
	(unaudited)			December 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Definite-lived trademarks	$35,300	$(18,273)	$17,027	$27,700	$(15,584)	$12,116
Customer lists and relationships	119,204	(10,473)	108,731	49,204	(6,024)	43,180
Lease, contracts and other	16,936	(14,401)	2,535	15,943	(14,212)	1,731
Total	$171,440	$(43,147)	$128,293	$92,847	$(35,820)	$57,027

7.                                      Short-term Borrowings and Long-term Debt

Amended and Restated Credit Agreement

On July 18, 2013, in conjunction with the Longview acquisition, the Company entered into an Amended and Restated Credit Agreement which provides for a senior secured credit facility in an initial aggregate principal amount of $1.675 billion, consisting of a Term Loan A-1 of $805.0 million, a Term Loan A-2 of $470.0 million, and the Revolver consisting of $400.0 million (including a $50.0 million letter of credit sub-facility and a $30.0 million swing line loan sub-facility) and an “accordion” feature that allows KapStone, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million.  The proceeds of Term Loan A-1, Term Loan A-2, and $154.0 million of borrowings under the Revolver were used to finance KapStone’s acquisition of Longview, pay certain transaction fees and expenses, repay certain existing indebtedness, and provide for ongoing working capital requirements and general corporate purposes.

Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which will initially be 0.50%.

Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused and Letter of Credit Fees will be determined by reference to the pricing grid based on KapStone’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

Long-term debt consists of the following at September 30, 2013 and December 31, 2012, respectively as follows:

	(unaudited)
	September 30,	December 31,
	2013	2012
Term loan A-1 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 2.25% at September 30, 2013	$805,000	$—
Term loan A-2 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 2.5% at September 30, 2013	470,000	—
Term loan under Credit Agreement with interest payable monthly at LIBOR plus 1.5% at December 31, 2012	—	305,313
Total long-term debt	1,275,000	305,313
Less current portion of debt	(44,950)	—
Less unamortized debt issuance costs	(27,837)	(11,003)
Long-term debt, net of current portion	$1,202,213	$294,310

Annual principal repayments, paid quarterly, are as follows:

Fiscal year ending:	Total
Q4 2013	$11,238
2014	44,950
2015	44,950
2016	55,013
2017	95,263
2018	578,261
2019	4,700
2020	440,625
Total	$1,275,000

As of September 30, 2013 the Company had $36.5 million outstanding under the Revolver under the Amended and Restated Credit Agreement.  As of December 31, 2012, $63.5 million of short-term borrowings were outstanding under the Company’s previous Revolver.  The Revolver’s weighted average interest rate was 3.27 percent as of September 30, 2013 and 1.71 percent as of December 31, 2012.

As of September 30, 2013, the Company has current availability of $358.8 million under the Revolver.

The Company incurred approximately $19.7 million of debt issuance costs associated with the Amended and Restated Credit Agreement, which is being amortized using the effective interest method.

Debt Covenants

The Company’s Amended and Restated Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of September 30, 2013, the Company was in compliance with all applicable covenants in the Amended and Restated Credit Agreement.

Fair Value of Debt

As of September 30, 2013, the fair value of the Company’s debt approximates the carrying value of $1,238.7 million as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Current Borrowing

In July 2013, the Company borrowed $1.4 million for Longview’s property insurance premium at an annual interest rate of 1.652%. In January 2013 and 2012, the Company entered into financing agreements of $3.7 million and $3.4 million, respectively, at an annual interest rate of 1.559% and 1.998%, respectively, for its annual property insurance premiums. These agreements require the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of September 30, 2013, there was $1.4 million outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

8.                                      Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2013 was 37.9 percent and 36.2 percent, respectively, compared to 35.1 percent and 35.7 percent for the three and nine months ended September 30, 2012, respectively. The effective income tax rate increased in the third quarter of 2013 due to a discrete adjustment relating to filing the 2012 federal income tax return.

The gross unrecognized tax benefits, including interest, as of September 30, 2013 and December 31, 2012 were $5.8 million and $5.0 million, respectively.  This includes less than $0.1 million of interest for the quarter and nine months ended September 30, 2013 and $0.7 million of gross unrecognized tax benefits including interest the Company assumed in conjunction with the Longview acquisition.  Unrecognized tax benefits of $5.8 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2010 through 2012, and 2009 through 2011 relating to U.S. Corrugated Acquisition (“USC”), which we acquired on October 31, 2011. The Internal Revenue Service is currently examining the USC income tax return for 2009.  The open federal tax years for Longview are 2011 and 2012.

9.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$44,414	$18,345	$83,864	$52,312
Weighted-average number of common shares for basic net income per share	47,708,908	46,747,095	47,580,448	46,619,692
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	565,715	921,056	503,876	922,553
Unvested restricted stock awards	203,947	246,665	223,214	291,347

Weighted-average number of shares for diluted net income per share	48,478,570	47,914,816	48,307,538	47,833,592

Net income per share - basic	$0.93	$0.39	$1.76	$1.12
Net income per share - diluted	$0.92	$0.38	$1.74	$1.09

Approximately 23,000 and 1,000 shares of unexercised stock options were outstanding during the three months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

10.                               Pension Plan and Post Retirement Benefits

Defined Benefit Plan

The KapStone Paper and Packaging Corporation Defined Benefit Pension Plan (“Pension Plan”) provides benefits for approximately 1,000 union employees.

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $2.1 million for the nine months ended September 30, 2013 and expects to fund an additional $0.6 million to the Pension Plan in 2013.

In conjunction with the Longview acquisition, the Company acquired two defined benefit plans, with balances as of the acquisition date, consisting of a net pension asset of $112.1 million for the Employee’s Retirement Plan (the “Longview Retirement Plan”) and an assumed net pension liability of $51.1 million for the Employee’s Pension Plan (the “Longview Pension Plan”).  The two defined benefit pension plans cover a majority of Longview employees who have completed one year of continuous service.  Prior to January 1, 2009, these two plans provided benefits of a stated amount for each year of service with an option for some employees to receive benefits based on an average earnings formula. The Longview Pension Plan covers salary and non-union hourly employees and the Longview Retirement Plan covers certain union employees. The liabilities for the benefit obligation under the Retirement Plan are based on the collective bargaining agreements currently in effect. Future negotiations on collective bargaining agreements could have an effect on these liabilities.

Effective January 1, 2009, Longview replaced the defined benefit formula in the Longview Pension Plan with a cash balance plan. As a result, benefits under the defined benefit plan were frozen as of December 31, 2008 for all salary and non-union hourly employees.

Effective December 31, 2010, benefits under the Longview Retirement Plan were frozen for the majority of union employees. Cash balance contributions were made for certain eligible employees in 2012 and 2011, and will continue in 2013.

As a result of Longview’s over funded status, no pension funding is required in 2013.

Net pension cost recognized for the three and nine months ended September 30, 2013 and 2012 for the pension plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost for benefits earned during the quarter	$2,845	$1,023	$5,083	$3,070
Interest cost on projected benefit obligations	5,918	252	6,512	755
Expected return on plan assets	(9,227)	(234)	(9,841)	(701)
Amortization of net loss	73	53	217	161
Amortization of prior service cost	33	93	98	277
Net pension cost (income) - Company plan	(358)	1,187	2,069	3,562
Net pension cost - multi -employer plan	66	19	96	53
Total net pension (income) cost	$(292)	$1,206	$2,165	$3,615

Postretirement Benefits Other Than Pensions

In conjunction with the Longview acquisition, the Company assumed a liability of $27.3 million for the Longview Retiree Medical Benefits Plan.  This plan provides postretirement health care insurance benefits through an indemnity plan and a health maintenance organization (“HMO”) plan for certain salary and non-salary Longview employees and their dependents.  Individual benefits generally continue until age 65. Effective for the majority of union employees active on June 1, 2010, the Company amended the plan such that postretirement health care insurance benefits will terminate on December 31, 2013.  The Company does not pre-fund these benefits, and, accordingly, there are no Postretirement Plan assets. The Postretirement Plan also includes a retiree contribution requirement for certain salaried and certain hourly employees. The retiree contribution amount is adjusted annually.

Multiemployer Pension Plan

In conjunction with the Longview acquisition, the Company assumed a multiemployer pension plan.  This plan is for hourly employees at two plant locations and are covered under the GCIU — Employer Retirement Fund (formerly IP&GCU — Employer Retirement Fund) (the “GCIU Fund”). The GCIU Fund is a multiemployer defined benefit retirement plan established for employers and unions in the newspaper, commercial printing, printing specialties and paper products industries that have entered into collective bargaining agreements wherein provisions are made for contributions to be made by the employers to provide retirement benefits to eligible employees or their beneficiaries.  At September 30, 2013, the estimated withdrawal liability is $10.8 million and would only be incurred if the Company withdrew from the multiemployer pension plan.  In accordance with ASC 715, Compensation — Retirement Benefits, this potential liability is not recognized in the Company’s Consolidated Balance Sheets.

Defined Contribution Plan

The KapStone Defined Contribution Plan (“Contribution Plan”) covers all eligible employees. Company monthly contributions to the Contribution Plan are based on the matching of employee contributions. For the three months ended September 30, 2013 and 2012, the Company recognized expense of $3.3 million and $2.6 million, respectively.  In addition, for the nine months ended September 30, 2013 and 2012, the Company recognized expense of $9.1 million and $8.0 million, respectively.

11.                               Stock-Based Compensation

On March 6, 2013, the Compensation Committee of the board of directors approved stock awards to executive officers, certain employees and directors. The 2013 awards included 275,459 stock option grants and 107,807 restricted stock units.

On August 22, 2013, the Company’s Compensation Committee approved new stock awards for certain employees.  In total, 26,689 stock options and 8,965 restricted stock units were awarded.

The Company accounts for stock awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option grants and restricted stock units for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock option compensation expense	$535	$423	$2,312	$2,448
Restricted stock unit compensation expense	437	322	1,959	1,874
Total stock-based compensation expense	$972	$745	$4,271	$4,322

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of September 30, 2013 and December 31, 2012 is as follows:

	September 30,	December 31,
	2013	2012
Unrecognized stock option compensation expense	$2,787	$1,910
Unrecognized restricted stock unit compensation expense	2,969	1,749
Total unrecognized stock-based compensation expense	$5,756	$3,659

As of September 30, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.7 years and 2.1 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon a grantee of such stock options who has reached the age 65. The stock options awarded in 2013 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($27.65 for the March 2013 awards and $43.65 for the August 2013 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the KapStone stock options granted in March 2013, August 2013, and 2012 was $10.82, $14.66 and $10.38, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. Beginning in 2013, the expected life used by the Company is based on the historical average life of KapStone stock option awards.  In prior years, the Company used the “simplified method”, defined in SEC Staff Accounting Bulletin (“SAB”) No. 107, to determine the expected life assumption for all of its options. The Company used the “simplified method”, as permitted by SAB No. 110, as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The expected volatility assumption is based on the volatility of KapStone common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Nine Months Ended September 30,
	2013	2012
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	49.39%	56.47%
Expected life (years)	4.00	5.99
Risk-free interest rate	0.63%	1.10%
Expected Dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2013	1,281,928	$10.91	7.3	$14,459
Granted	302,148	29.06
Exercised	(213,612)	7.65		$6,050
Forfeited	(14,647)	18.41
Outstanding at September 30, 2013	1,355,817	$15.39	7.3	$37,188
Exercisable at September 30, 2013	620,012	$7.81	5.7	$21,695

For the three and nine months ended September 30, 2013 cash proceeds from the exercise of stock options totaled $0.6 million and $1.6 million, respectively.  For the three and nine months ended September 30, 2012 cash proceeds from the exercise of stock options totaled $0.6 million and $1.1 million, respectively.

Restricted Stock

Restricted stock units are restricted as to transferability until they vest three years from the grant date or upon a grantee of such restricted stock units has reached the age 65. These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2013	325,762	$16.36
Granted	116,772	28.88
Vested	(90,789)	11.47
Forfeited	(6,075)	20.28
Outstanding at September 30, 2013	345,670	$21.81

12.                               Contingencies

In conjunction with the Longview acquisition, the Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway in the State of Washington. The Company’s obligations with respect to this site will depend upon several factors, including but not limited to, the extent of contamination, method of remediation and number of the parties contributing to the remediation.  While CERCLA liability has been interpreted by the courts as joint and several, typically costs are allocated among the various potentially responsible parties.  Numerous other entities received the same liability notification that the Company received relating to this site.  Investigation by certain potentially responsible parties is ongoing, with oversight of state and federal environmental authorities, to determine the extent of the contamination and method of remediation. The number of parties that will be contributing to the remediation and their respective allocation of the costs of remediation and possible natural resource damages have not been established. Based upon the limited information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this site and has not recorded any reserves relating thereto; however, upon conferring with legal counsel, the Company does not expect that its ultimate liability for this matter will have a material adverse effect on the Company’s consolidated financial condition or liquidity.

We are subject to various other legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. While it is not possible to predict the outcome of these matters, based on our assessment of the facts and circumstances now known, we do not believe that these matters individually or in aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

13.                               Subsequent Event

The Company’s paper mill in Roanoke Rapids, North Carolina completed its annual planned maintenance outage in October 2013. The outage lasted approximately 9 days with an estimated cost of $8.0 million primarily for annual maintenance and inspections, and the fixed cost impact associated with lost paper production and a 10,500 reduction in tons produced. In October 2012, the annual planned maintenance outage lasted 9 days with a cost of $11.0 million primarily for annual maintenance and inspections, and the fixed cost impact associated with lost paper production and a 10,400 reduction in tons produced.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2012, Part II Item 1A of our Forms 10-Q for the quarterly period ended June 30, 2013 and September 30, 2013 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligation, to update its statements as a result of new information, future events or otherwise.

The Company has one reportable segment as of September 30, 2013. The Company manufactures and sells containerboard, corrugated products, and unbleached kraft paper.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended September 30, 2013 and 2012

(In thousands)

	Three Months Ended September 30,		Increase/
	2013	2012	(Decrease)

Net sales	$538,603	$309,544	$229,059
Cost of sales, excluding depreciation and amortization	352,346	219,091	133,255
Depreciation and amortization	28,522	15,605	12,917
Freight and distribution expenses	39,679	27,945	11,734
Selling, general, and administrative expenses	37,538	16,039	21,499
Other operating income	177	200	(23)
Operating income	80,695	31,064	49,631
Foreign exchange gain/(loss)	359	(11)	370
Interest expense, net	9,585	2,793	6,792
Income before provision for income taxes	71,469	28,260	43,209
Provision for income taxes	27,055	9,915	17,140
Net income	$44,414	$18,345	$26,069

Net sales for the quarter ended September 30, 2013 were $538.6 million compared to $309.5 million for the third quarter of 2012, an increase of $229.1 million or 74.0 percent. The increase in net sales was driven primarily by the Longview acquisition which accounted for $198.4 million.  Excluding the acquisition, net sales increased by $30.7 million or 9.9 percent.  Net sales increased by $28.0 million due to higher average selling prices in the third quarter of 2013 compared to the third quarter of 2012 and $3.0 million of other sales partially offset by $0.3 million of lower volume and product mix changes.  Average selling prices increased primarily due to the realization of 2012 and 2013 price increases for domestic containerboard and corrugated products. Average mill selling price per ton for the quarter ended September 30, 2013 was $682 compared to $625 for the prior year’s quarter.

The following represents the Company’s tons of product sold by product line:

	Three Months Ended September 30,		Increase/
Product Line:	2013	2012	(Decrease)
Domestic containerboard	189,300	131,722	57,578
Corrugated products	188,901	97,864	91,037
Export containerboard	57,109	35,234	21,875
Kraft paper	132,823	69,712	63,111
DuraSorb®	64,402	65,432	(1,030)
Kraftpak®	29,573	26,831	2,742
Tons of product sold	662,108	426,795	235,313

Tons of products sold for the quarter ended September 30, 2013 were 662,108 tons compared to 426,795 tons for the quarter ended September 30, 2012, an increase of 235,313 tons.  Excluding the Longview acquisition, tons of products sold for the quarter ended September 30, 2013 decreased by 1,013 tons, or less than 1 percent as follows:

•                  Domestic containerboard sales increased 5.4 percent due to higher demand for lightweight containerboard grades.

•                  Export containerboard sales decreased by 16.3 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

•                  Kraft paper sales decreased 26.3 percent reflecting an overall decrease in demand in the industry and lower volume to a customer that internalized their needs.

•                  Durasorb® sales decreased 1.5 percent due to lower volume in Europe.

•                  Kraftpak® sales increased 10.2 percent due to higher volume with existing accounts.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2013 was $352.3 million compared to $219.1 million for the third quarter of 2012, an increase of $133.2 million. The increase in cost of sales was mainly due to the $120.3 million impact of the Longview acquisition.  Excluding the acquisition cost of sales increased by $12.9 million or 5.9 percent due to $13.8 million of inflation on labor, benefits and input costs.  Planned maintenance outage costs of approximately $1.1 million and $0.5 million were included in cost of sales for the quarters ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2013 totaled $28.5 million compared to $15.6 million for the quarter ended September 30, 2012.  The increase of $12.9 million was primarily due to $11.9 million from the Longview acquisition, including $0.9 million of amortization expense for acquired intangible assets, and recent investments in information technology and equipment upgrades and replacements at the paper mills.

Freight and distribution expenses for the quarter ended September 30, 2013 totaled $39.7 million compared to $27.9 million for the quarter ended September 30, 2012.  The increase of $11.8 million was primarily due to $11.7 million from the Longview acquisition.

Selling, general and administrative expenses for the quarter ended September 30, 2013 totaled $37.5 million compared to $16.0 million for the quarter ended September 30, 2012. The increase of $21.5 million was primarily due to $14.0 million from the Longview acquisition.  Excluding the acquisition, selling, general and administrative expenses increased $7.5 million due to $5.4 million of Longview transaction fees and expenses, $2.5 million of higher compensation related expenses, $0.4 million for the new manufacturing facility located in Aurora, IL, and $0.1 million of bad debt expense partially offset by $1.4 million of 2012 acquisition and integration related expenses.  For the quarter ended September 30, 2013, selling, general and administrative expenses as a percentage of net sales increased to 7.0 percent from 5.2 percent in the quarter ended September 30, 2012.

Foreign exchange gain / (loss) for the quarter ended September 30, 2013 was a $0.4 million gain compared to a negligible foreign exchange loss for the quarter ended September 30, 2012. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

Net interest expense for the quarters ended September 30, 2013 and 2012 was $9.6 million and $2.8 million, respectively. Interest expense reflects interest on the Company’s borrowings under its Credit Facility and amortization of debt issuance costs. Interest expense was $6.8 million higher in the quarter ended September 30, 2013 due to higher debt balances and an overall increase in interest rates.

Provision for income taxes for the quarters ended September 30, 2013 and 2012 was $27.1 million and $9.9 million, respectively, reflecting an effective tax rate of 37.9 percent for the quarter ended September 30, 2013 compared to 35.1 percent for the similar period in 2012. The higher provision for income taxes in 2013 primarily reflects higher pre-tax income and a discrete tax adjustment resulting from filing the 2012 federal income tax return during the quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2013 and 2012

(In thousands)

	Nine Months Ended September 30,		Increase/
	2013	2012	(Decrease)

Net sales	$1,184,737	$915,646	$269,091
Cost of sales, excluding depreciation and amortization	803,045	646,500	156,545
Depreciation and amortization	62,999	46,108	16,891
Freight and distribution expenses	95,448	81,624	13,824
Selling, general, and administrative expenses	77,738	51,047	26,691
Other operating income	575	628	(53)
Operating income	146,082	90,995	55,087
Foreign exchange gain/(loss)	137	(399)	536
Interest expense, net	14,822	9,265	5,557
Income before provision for income taxes	131,397	81,331	50,066
Provision for income taxes	47,533	29,019	18,514
Net income	$83,864	$52,312	$31,552

Net sales for the nine months ended September 30, 2013 were $1,184.7 million compared to $915.6 million for the first nine months of 2012, an increase of $269.1 million. The increase in net sales was driven primarily by the Longview acquisition which accounted for $198.4 million.  Excluding the acquisition, net sales increased by $70.7 million or 7.7 percent due to higher average selling prices in the first nine months of 2013 compared to the same period of 2012. Net sales increased by $59.6 million due to higher average selling prices, $8.8 million of other sales and $2.3 million due to volume and product mix changes. Average selling prices increased primarily due to the realization of 2012 and 2013 price increases for domestic containerboard and corrugated products. Average mill selling price per ton for the nine months ended September 30, 2013 was $668 compared to $619 for the prior year period.

The following represents the Company’s tons of product sold by product line:

	Nine Months Ended September 30,		Increase/
Product Line:	2013	2012	(Decrease)
Domestic containerboard	472,192	355,778	116,414
Corrugated products	386,203	291,365	94,838
Export containerboard	123,915	159,686	(35,771)
Kraft paper	235,768	197,446	38,322
DuraSorb®	196,511	194,613	1,898
Kraftpak®	85,268	74,523	10,745
Tons of product sold	1,499,857	1,273,411	226,446

Tons of product sold for the first nine months ended September 30, 2013 were 1,499,857 tons compared to1,273,411 tons for the first nine months ended September 30, 2012.   Excluding the Longview acquisition, tons of products sold for the nine months ended September 30, 2013 decreased by 9,881 tons, or less than 1 percent as follows:

•                  Domestic containerboard sales increased 18.4 percent due to higher demand for lightweight containerboard grades.

•                  Corrugated product sales volume increased 2.2 percent reflecting a heavier basis weight of tons shipped and product mix.

•                  Export containerboard sales decreased by 32.5 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

•                  Kraft paper sales decreased 21.8 percent reflecting an overall decrease in demand in the industry and lower volume to a customer as they internalize their needs.

•                  Durasorb® sales increased 1.0 percent due to higher volume in Europe.

•                  Kraftpak® sales increased 14.9 percent due to higher volume with existing accounts.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2013 was $803.0 million compared to $646.5 million for the nine months of 2012, an increase of $156.5 million. The increase in cost of sales was mainly due to the $120.3 million impact of the Longview acquisition.  Excluding the acquisition cost of sales increased by $36.2 million or 5.6 percent mainly due to $25.9 million of inflation on labor, benefits and input costs, $8.1 million of higher planned maintenance outage costs, and $4.1 million of costs for the new manufacturing facility located in Aurora, IL, partially offset by lower volume.  Including Longview, planned maintenance outage costs of approximately $14.3 million and $5.1 million were included in cost of sales for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2013 totaled $63.0 million compared to $46.1 million for the nine months ended September 30, 2012.  The increase of $16.9 million was primarily due to $11.9 million from the Longview acquisition and recent investments in information technology and equipment upgrades and replacements at the paper mills.

Freight and distribution expenses for the nine months ended September 30, 2013 totaled $95.4 million compared to $81.6 million for the nine months ended September 30, 2012. The increase of $13.8 million was primarily due to $11.7 million from the Longview acquisition.  Excluding the acquisition, freight and distribution expenses increased $2.1 million due to a change in product mix reflecting a higher percentage of domestic containerboard shipments, partially offset by lower volume.

Selling, general and administrative expenses for the nine months ended September 30, 2013 totaled $77.7 million compared to $51.0 million for the nine months ended September 30, 2012. The increase of $26.7 million was primarily due to $14.0 million from the Longview acquisition.  Excluding the acquisition, selling, general, and administrative expenses increased by $12.7 million due to $7.1 million of higher compensation related expenses, $6.8 million of Longview transaction fees and expenses, $1.0 million for the new manufacturing facility located in Aurora, IL, $0.5 million of higher state taxes, and $0.5 million of bad debt expense partially offset by $4.0 million of 2012 acquisition and integration related expenses.  For the nine months ended September 30, 2013, selling, general and administrative expenses as a percentage of net sales increased to 6.6 percent from 5.6 percent in the first nine months of 2012.

Foreign exchange gain for the nine months ended September 30, 2013 was $0.1 million compared to a foreign exchange loss of $0.4 million for the nine months ended September 30, 2012. The change reflects fluctuations in the U.S. dollar to Euro exchange rate.

Net interest expense for the nine months ended September 30, 2013 and 2012 was $14.8 million and $9.3 million, respectively. Interest expense reflects interest on the Company’s borrowings under its Credit Facility and amortization of debt issuance costs. Interest expense was $5.5 million higher in the first nine months of 2013 primarily due to higher term loan balances.

Provision for income taxes for the nine months ended September 30, 2013 and 2012 was $47.5 million and $29.0 million, respectively, reflecting an effective tax rate of 36.2 percent for the first nine months of 2013 compared to 35.7 percent for the similar period in 2012. The higher provision for income taxes in 2013 primarily reflects higher pre-tax income.

Liquidity and Capital Resources

Acquisition

On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc., for $1.025 billion, subject to certain post-closing adjustments. Longview is a leading manufacturer of high quality containerboard, specialty kraft papers, and corrugated containers. Longview’s operations include a paper mill located in Longview, WA equipped with five paper machines which in aggregate produce 1.15 million tons of containerboard and kraft paper annually.  Longview also owns seven converting facilities located in the Pacific Northwest.

Credit Facilities

In conjunction with the Longview acquisition, the Company entered into the Amended and Restated Credit Agreement which provides for a senior secured credit facility in the amount of $1.675 billion, consisting of a Term Loan A-1 of $805.0 million, a Term Loan A-2 of $470.0 million, and the Revolver in an initial aggregate amount of $400.0 million (including a $50.0 million letter of credit sub-facility and a $30.0 million swing line loan sub-facility). The Credit Facility also includes an “accordion” feature that allows KapStone, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million.  The proceeds of Term Loan A-1, Term Loan A-2, and $154.0 million borrowings under the Revolver were used to finance KapStone’s acquisition of Longview, pay certain transaction fees and expenses, to repay certain existing indebtedness, and provide for ongoing working capital requirements and general corporate purposes.

Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”), which will initially be 0.50%.

Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused and Letter of Credit Fees will be determined by reference to the pricing grid based on KapStone’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans, and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

Annual principal repayments, paid quarterly, are as follows:

Fiscal year ending:	Total
2013	$11,238
2014	44,950
2015	44,950
2016	55,013
2017	95,263
2018	578,261
2019	4,700
2020	440,625
Total	$1,275,000

Voluntary and Mandatory Prepayments

For the nine months of 2013, the Company made no voluntary prepayments on its term loans under the Company’s credit agreement other than to refinance outstanding balances upon entering into the Amended and Restated Credit Agreement. No mandatory prepayments were required under the Amended and Restated Credit Agreement.

On June 29, 2012, the Company made a $50.0 million voluntary prepayment on its term loan under its credit agreement using cash generated from operations.

Other Borrowing

In July 2013, the Company borrowed $1.4 million for Longview’s property insurance premium, at an annual interest rate of 1.652%. In January 2013 and 2012, the Company entered into financing agreements of $3.7 million and $3.4 million, respectively, at an annual interest rate of 1.559 and 1.998 percent, respectively, for its annual property insurance premiums. These agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of September 30, 2013, there was $1.4 million outstanding under the current agreement.

Debt Covenants

As of September 30, 2013, under the financial covenants of the Amended and Restated Credit Agreement, KapStone must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing KapStone’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Amended and Restated Credit Agreement. On September 30, 2013, the maximum permitted leverage ratio was 4.75 to 1.00. On September 30, 2013, KapStone was in compliance with a leverage ratio of 3.20 to 1.00.  Under the Amended and Restated Credit Agreement, the maximum permitted leverage ratio through December 31, 2013 is 4.75 to 1.00.

The Amended and Restated Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing KapStone’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Amended and Restated Credit Agreement through the quarter ending September 30, 2013 the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On September 30, 2013, KapStone was in compliance with the Amended and Restated Credit Agreement with a fixed charge coverage ratio of 8.40 to 1.00.

As of September 30, 2013, KapStone was also in compliance with all other covenants in the Amended and Restated Credit Agreement.

Income taxes

The Company’s effective income tax rate excluding discrete items for 2013 is projected at 35.5 percent. The Company’s 2013 projected cash tax rate is 11 percent.

Sources and Uses of Cash

Nine months ended September 30 (in thousands)	2013	2012
Operating activities	$168,883	$117,452
Investing activities	(593,736)	(41,713)
Financing activities	420,552	(47,497)
Total change in cash and cash equivalents	$(4,301)	$28,242

Cash and cash equivalents decreased by $4.3 million from December 31, 2012, reflecting $168.9 million of net cash provided by operating activities, $593.7 million of net cash used in investing activities, and $420.6 million of net cash provided by financing activities in the first nine months of 2013.

Net cash provided by operating activities was $168.9 million primarily due to net income for the first nine months of $83.9 million and non-cash charges of $102.6 million. Changes in operating assets and liabilities used $17.6 million of cash. Net cash provided by operating activities increased by $51.4 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 mainly due to higher net income of $31.6 million and $27.9 million of non-cash charges.  This was partially offset by $8.0 million of more cash used for changes in operating assets and liabilities.

Net cash used in investing activities includes $537.5 million for the Longview acquisition and $56.3 million of capital expenditures.  For the nine months ended September 30, 2013, capital expenditures included $10.1 million for the new manufacturing facility in Aurora, IL and $7.0 million for Longview. Net cash used in investing activities increased by $552.0 million in the nine months ended September 30, 2013 compared to the first nine months of 2012 primarily due to the Longview acquisition.

Net cash provided by financing activities totaled $420.6 million reflecting $1,275.0 million of borrowings under the Credit Facility partially offset by the $812.8 million payoff of the Company’s prior credit facility, $27.0 million of short-term borrowings, and $19.7 million of debt issuance costs for the Amended and Restated Credit Agreement. Net cash provided by financing activities increased by $468.0 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 mainly due to higher net borrowings in 2013.

Future Cash Needs

Upon consummating the Longview acquisition on July 18, 2013 and entering into the Amended and Restated Credit Agreement, the Company expects that cash generated from operating activities, and if needed, the ability to draw from our Revolver, and potentially up to $300.0 million from our accordion provision, will be sufficient to meet short-term cash needs.  The Company expects to incur approximately $36.7 million for capital expenditures for the balance of 2013 and fund an additional $0.6 million contribution to its pension plan this year.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2013. No such contracts were outstanding at September 30, 2013.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Except as described in Note 12 “Contingencies”, there have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2012.

ITEM 1A.

RISK FACTORS

With the exception of the following update to the risk factors relating to the Longview acquisition, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2012 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the Longview acquisition may not be realized.

We acquired Longview with the expectation that the acquisition of Longview would result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The transaction will present challenges to management, including the integration of operations, properties and personnel of Longview and our existing operations. Achieving the anticipated benefits of the transaction is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the Longview business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results.

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

We acquired Longview on July 18, 2013.  In connection with the acquisition, we entered into an Amended and Restated Credit Agreement (our senior secured credit facility) to fund the acquisition, repay certain indebtedness, pay transaction fees and expenses and provide for greater working capital needs.   The senior secured credit facility has an initial aggregate principal amount of $1.675 billion, consisting of a term loan A-1of $805.0 million, a term loan A-2 of $470.0 million and a Revolver in an initial amount of $400.0 million (with an accordion feature that, subject to certain terms and conditions and approval of the lenders, may be increased by up to $300.0 million).  Term Loan A-1 includes quarterly principal repayments commencing December 31, 2013 in aggregate annual amounts equal to 5% (years 1, 2 and 3), 10% (year 4) and 11.25% (year 5) of the initial principal amount thereof. Term Loan A-2 includes quarterly principal repayments commencing December 31, 2013 in an aggregate annual amount equal to 1% of the initial principal amount thereof. Principal amounts outstanding under each of the revolver and Term Loan A-1 are due and payable in full on July 18, 2018. Principal amounts outstanding under the Term Loan A-2 are due and payable in full on July 18, 2020.

As of September 30, 2013, we had approximately $1.3 billion of outstanding debt.  As a result of the indebtedness, we are highly leveraged, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes will be significantly impaired in the future. The debt could make us more vulnerable to economic downturns and hinder our ability to adjust to rapidly changing market conditions.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

October 30, 2013	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)