Form 10-K
period 2013-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2014-02-28
CIK 1325281

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the 41,358,652 shares of Common Stock held by non-affiliates of the registrant on June 28, 2013, was $1,661,760,637. This calculation was made using a price per share of Common Stock of $40.18; the closing price of the Common Stock on the New York Stock Exchange on June 28, 2013 the last day of the registrant's most recently completed second fiscal quarter of 2013. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

         On February 21, 2014, there were 95,720,540 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

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

        On January 2, 2007, we acquired from International Paper Company substantially all of the assets and the assumption of certain liabilities of the Kraft Papers Business ("KPB") for $155.0 million, less $7.8 million of working capital adjustments. The KPB assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses, and certain long-term liabilities. We subsequently paid an aggregate of $53.7 million additional purchase price pursuant to contingent earn-out payments based upon achieving certain EBITDA targets.

        On July 1, 2008, we acquired from MeadWestvaco Corporation ("MWV") substantially all of the assets and the assumption of certain liabilities of the Charleston Kraft Division ("CKD") for $485.0 million (net of cash acquired of $10.6 million), less $8.9 million of working capital adjustments. The CKD assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina (including a cogeneration facility), chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina, a lumber mill located in Summerville, South Carolina, trade accounts receivable and inventories. The liabilities assumed consisted of trade accounts payable, accrued expenses and certain long-term liabilities. There was no contingent earn-out for the CKD acquisition.

        On March 31, 2009, we completed the sale of our dunnage bag business to Illinois Tool Works Inc. for $36.0 million, less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to reduce its debt and focus on its core business.

        On October 31, 2011, we acquired U.S. Corrugated Acquisition Inc. ("USC") pursuant to a merger for $330.0 million in cash plus $1.9 million of working capital adjustments. USC owned, at the time of the merger, a recycled containerboard paper mill in Cowpens, South Carolina and fourteen corrugated packaging plants across the Eastern and Midwestern United States.

        On July 18, 2013, we acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc., ("Longview") for $1.025 billion plus $41.5 million of working capital adjustments. Longview is a leading manufacturer of high quality containerboard, kraft papers, and corrugated products. Longview's operations include a paper mill located in Longview, Washington equipped with five paper machines which have the capacity to produce approximately 1.3 million tons of containerboard and kraft paper annually. Longview also owns seven converting facilities located in the Pacific Northwest.

        In conjunction with the Longview acquisition, the Company evaluated its segment reporting requirements and concluded that it operates in one segment, the integrated manufacture and sale of containerboard, corrugated products, and specialty paper for industrial and consumer markets.

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

General

        KapStone produces containerboard, corrugated products, and specialty paper. In 2013 we produced 2.1 million tons of which nearly 80 percent was sold to third party converters or shipped to our corrugated products manufacturing plants based in the United States and 20 percent was sold to foreign based customers. In 2013, our corrugating plants produced and sold about 590 thousand tons or 9.1 billion square feet (BSF) of corrugated products in the U.S. Our net sales in 2013 totaled $1.7 billion, which was comprised of $1.1 billion of containerboard and corrugated products and $0.5 billion of specialty paper.

        The Company's business is affected by cyclical industry conditions and general economic conditions in the U.S. and in the countries where we export containerboard and specialty paper. These conditions affect the prices which we are able to charge for our products. Our export sales may also be affected by fluctuations in foreign exchange rates and trade policies and relations.

Industry Overview

        We compete in the containerboard, corrugated products, and specialty paper markets. We view the specialty paper market as including kraft paper, saturating kraft, and unbleached folding carton board.

Containerboard

        Containerboard, consisting of linerboard and corrugated medium, is primarily used to manufacture corrugated containers for packaging products. U.S. demand for corrugated containers and containerboard tends to be driven by industrial production of processed foods, nondurable goods and certain durable goods.

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. containerboard market is as follows:

(In millions)	2013	2012	2011
Total U.S. sales	30.8 tons	30.7 tons	30.6 tons
U.S. production	34.8 tons	34.4 tons	34.0 tons
Imports	0.8 tons	0.6 tons	0.8 tons
Exports	4.2 tons	4.3 tons	4.2 tons
U.S. operating rates	96%	95%	96%

        The primary markets for our containerboard are our corrugated products manufacturing plants and independent corrugated and laminated products customers who focus on specialty niche packaging.

Corrugated Products

        According to the Fibre Box Association, the value of industry shipments of corrugated products was $26.4 billion in 2013.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent Fibre Box Association annual report dated April 2013):

Food, beverages and agricultural products	40%
Paper products	20%
General retail and wholesale trade	18%
Miscellaneous manufacturing	14%
Petroleum, plastic, synthetic, and rubber products	6%
Appliances, vehicles, and metal products	2%

        Corrugated products manufacturing plants tend to be located in close proximity to customers to minimize freight costs. The Fibre Box Association estimates that the U.S. corrugated products industry consists of approximately 570 companies and over 1,200 plants.

Specialty Paper

  Kraft Paper

        We produce three general categories of Kraft paper:

  •
  Multiwall paper is used to produce bags for agricultural products, pet food, baking products, cement and chemicals. We are the only U.S. manufacturer of extensible, high performance multiwall Kraft paper. Our FibreShield® and TEA-Kraft® lines of products offer durability, savings, efficiency and are supported by our exceptional customer and technical service. We also manufacture durable flat multiwall sack paper for a variety of end-use applications.

  •
  Specialty paper has a large variety of uses within coating and laminating applications that requires a smooth surface. Specialty paper is also used to produce shingle wrap, end caps, roll wrap and dunnage bags. Our specialty paper products are designed to meet the unique needs of a variety of customers and end uses. We modify a range of specialty paper products for our specialty paper grades, such as sizing, smoothness, porosity, wet strength, pH and others. Our specialty paper products are manufactured for a variety of converters, including laminators, coaters, insulation manufacturers, agricultural product processors and food product packaging producers.

  •
  Lightweight paper is used in a variety of flexible packaging applications that range from 100 percent recycled content for quick-service restaurants carry out bags to 100 percent virgin content for direct contact food packaging. Our lightweight virgin furnished papers are produced from specifically blended wood chip recipes. These wood chip and pulp recipes are specifically designed to develop paper properties important for a variety of specialty packaging end uses and coating base paper applications. Our recycled content light weight papers are made in a wide variety of basis weights and percentages of recycled fiber content, and are valued for their cleanliness, strength, sustainability and end-use possibilities. The most recently developed product line, FibreGreen®, is composed of old corrugated containers ("OCC") processed in our state-of-the-art OCC facility and are available in a wide range of basis weights. FibreGreen® meets the U.S. Food and Drug Administration's requirements for direct food contact and is certified by the Sustainable Forestry Initiative®.

        The AF&PA's estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2013	2012	2011
Total U.S. sales	1.34 tons	1.34 tons	1.39 tons
U.S. production	1.27 tons	1.28 tons	1.32 tons
Imports	0.18 tons	0.16 tons	0.16 tons
Exports	0.21 tons	0.22 tons	0.25 tons
U.S. operating rates	77%	76%	78%

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

Manufacturing

        We operate four paper mills, three in the Southeastern region and one in the Pacific Northwest region of the United States. In 2013, including the partial year of Longview, we produced 2.1 million tons of containerboard and specialty paper at our mills in North Charleston, South Carolina; Roanoke Rapids, North Carolina; Cowpens, South Carolina and Longview, Washington. Our mills operate 24 hours a day and seven days a week. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. Old corrugated containers ("OCC") are used to make recycled containerboard in Cowpens and are a component of certain grades of kraft paper and containerboard at Longview. The Company processes pulp using eleven paper machines at our facilities. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        As of December 31, 2013, we operated 22 corrugated products manufacturing plants, comprised of twelve box plants, eight sheet plants, and two sheet feeder plants. Box plants operate as combining operations that manufacture corrugated sheets and finished corrugated products. Sheet feeder plants have a corrugator machine and manufacture corrugated sheets which are shipped to sheet or box plants. Sheet plants have various machines which convert corrugated sheets, purchased either from our operations or third parties, into finished corrugated products. Plants with a corrugating machine have total capacity of approximately eighteen billion square feet ("BSF").

        Our corrugated manufacturing plants operate in fourteen states in the U.S., with no manufacturing facilities outside of the continental U.S. Each corrugated plant, for the most part, serves a market radius that typically averages 200 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities such as small volume and quick turnaround items.

        We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers such as consumer products companies more attractive packaging.

        We have dedicated personnel who coordinate and execute all containerboard buy/sell arrangements with other containerboard manufacturers. It is industry practice to "trade" among industry participants who are located more closely to converting plants in order to reduce freight costs.

Distribution

        Containerboard and specialty paper produced in our mills is shipped by rail or truck to customers in the U.S. and is shipped by truck to nearby ports and then by ocean vessel to our export customers. Domestic rail shipments represent about 47 percent of the tons shipped and the remaining 53 percent is shipped by truck.

        Our corrugated products are delivered by truck due to our customers demand for timely service. We use a combination of a dedicated third-party fleet and our own trucks.

Sales and Marketing

        Our containerboard and specialty paper marketing strategy is to sell our products to third-party converters and manufacturers of industrial and consumer packaging products. We seek to meet the quality and service needs of the customers of our corrugated operations at the most efficient cost, while balancing those needs against the demands of our containerboard customers.

        We sell our products directly to end users and converters, as well as through sales agents. Our sales groups are responsible for the sale of these products to third party converters in the U.S. Sales to export markets are managed by separate teams of which certain personnel are based in Europe and Asia.

        Our corrugated products are sold through an internal sales and marketing organization. We have sales representatives and sales managers who serve local and regional accounts. We also have corporate account managers who serve large national accounts at multiple customer locations. Our corrugated operations focus on supplying both high-volume commodity products and specialized packaging with high-value graphics.

Customers and Products

        The following represents the Company's sales by product line:

	Years Ended December 31,
	Net Sales				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2013	2012		%	2013	2012		%
Containerboard / Corrugated products	$1,129,623	$725,238	$404,385	55.8%	1,449,695	1,073,918	375,777	35.0%
Specialty paper	530,853	417,510	113,343	27.1%	753,363	606,547	146,816	24.2%
Other	87,686	73,889	13,797	18.7%	—	—	—	—

Product sold	$1,748,162	$1,216,637	$531,525	43.7%	2,203,058	1,680,465	522,593	31.1%

        KapStone has over 3,000 U.S.-based and over 200 export customers.

        Containerboard is sold to domestic and foreign converters in the corrugated packaging industry and to other converters for a variety of uses including laminated tier sheets and wrapping material, among others. Historically, our focus is on independent converters who do not have their own mill systems or converters who otherwise commonly purchase containerboard in the open market.

        Corrugated products are sold primarily to regional and local accounts, which are broadly diversified across industries and geographic locations. We have a select number of national accounts, or those customers with a national presence. These national customers typically purchase corrugated products from several of our box plants throughout the United States.

        Specialty paper is sold primarily to domestic converters who produce multiwall bags for food grade agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products such as wrapping paper products, dunnage bags and roll wrap.

        Our saturating kraft paper, sold under the trade name Durasorb® has a customer base which is split among three geographic regions, the Americas, Europe and Asia. Approximately 75 percent of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 40 years. Some customers have consolidated to form a greater presence in their end-use markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position with our Durasorb® product through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products.

        Our unbleached folding carton board sold under the Kraftpak® trade name has a customer base which consists primarily of integrated and independent converters in the folding carton industry. Our unbleached folding carton board product is a unique, low-density virgin fiber board. KapStone believes that the best growth opportunities for Kraftpak® are in consumer brands that are changing their images to promote environmental friendliness and sustainability. Kraftpak® and similar products replace the use of coated recycled board, coated natural kraft board and solid bleached sulfate board which are currently much larger markets.

        No customer accounts for more than 10 percent of consolidated net sales. Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

Seasonality and Backlog

        Demand for our major product lines is relatively constant throughout the year, and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Backlogs are a factor in the industry as it allows paper mills to run more efficiently. Most orders are placed for delivery within 30 days.

Major Raw Materials Used

        Fiber is the single largest cost in the manufacture of containerboard and specialty paper. KapStone consumes both wood fiber and recycled fiber in its paper mills. Our mills in North Charleston and Roanoke Rapids use 100 percent virgin fiber. The fiber needs in 2013 of our Longview, Washington mill were supplied by approximately 68 percent of virgin fiber and 32 percent recycled fiber. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. We rely on supply agreements and open-market purchases to supply these mills with roundwood and wood chips. Fiber resources are generally available within economic proximity to these mills and we have not experienced any significant difficulty in obtaining our mill fiber needs.

        Our mill in Cowpens, South Carolina is a 100 percent recycled mill, whose fiber consumption consists solely of recycled fiber or OCC. We obtain OCC pursuant to certain supply agreements and in open market purchases from suppliers within economic proximity to the Cowpens Mill. OCC has historically exhibited significant price volatility. The Cowpens mill has not experienced any significant difficulty in obtaining OCC.

        Our corrugated manufacturing plants consume containerboard produced at our mills or from third parties and through buy/sell arrangements. We also use third-party mills which are closer to our corrugated manufacturing plants to realize freight savings. Containerboard, which includes both linerboard and corrugating medium, is the principal raw material used to manufacture corrugated products. Linerboard is used as the inner and outer facings, or liners, of corrugated products. Corrugating medium is fluted and laminated to linerboard in corrugated plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued to produce corrugated products.

Energy

        Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, bark, and by-products of the manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, fuel oil has exhibited higher costs per thermal unit and more price volatility than natural gas and coal. During 2013, approximately 60 percent of our North Charleston, South Carolina and Roanoke Rapids, North Carolina mills' purchased fuel needs were from coal, historically our lowest cost purchased fuel. A substantial portion of our Longview mill electricity requirements are satisfied by hydroelectric power, which has relatively stable pricing.

        We purchase coal under three contracts with fixed pricing through December 31, 2016.

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

        Our principal competitors with respect to sales of our containerboard and specialty paper are a number of large, diversified paper companies, including International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Rock-Tenn Company and Packaging Corporation of America, all of which have greater financial resources than we do. We also compete with other regional manufacturers of these products. Our specialty paper products (other than our Durasorb® and Kraftpak® products) are each generally considered a commodity-type product that can be purchased from numerous suppliers and competition is based primarily on price, product specification, service, and quality.

        Corrugated products businesses seek to differentiate themselves through pricing, quality, service and product design and innovation. We compete for both local and national account business, and we compete against producers of other types of packaging products. On a national level, our primary competitors include International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Rock-Tenn Company and Packaging Corporation of America. However, with our strategic focus on local and regional accounts, we also compete with the smaller, independent converters.

Intellectual Property

        The Company owns patents, licenses, trademarks and trade names on products. However, we do not believe that our intellectual property is material to our business and the loss of any or our intellectual property rights would not have a material adverse effect on our operations or financial condition.

Employees

        As of December 31, 2013, we had 4,601 employees. Of these, 1,386 employees are salaried and 3,215 are hourly. Approximately 2,500 of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW).

        Currently, there is a collective bargaining agreement in place with union employees at our mills in Longview through June 2014, North Charleston through June 2015, and Roanoke Rapids through August 2016.

        We did not experience any work stoppages in 2013 and have not experienced any work stoppages in the five years prior to 2013. We believe we have good relations with our employees.

Environmental Matters

        Compliance with environmental requirements is a significant factor in our business operations. We commit substantial resources to maintaining environmental compliance and managing environmental risk. We are subject to, and must comply with, a variety of federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal, and cleanup of contaminated soil, groundwater or rivers. The most significant of these laws affecting us are:

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

        In conjunction with the Longview acquisition, the Company has been named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Lower Duwamish Waterway in the State of Washington. The Company's obligations with respect to this site will depend upon several factors, including but not limited to, the extent of contamination, method of remediation and number of the parties contributing to the remediation. While CERCLA liability has been interpreted by the courts as joint and several, typically costs are allocated among the various potentially responsible parties. Numerous other entities received the same liability notification that the Company received relating to this site. Investigation by certain potentially responsible parties is ongoing, with oversight of state and federal environmental authorities, to determine the extent of the contamination and method of remediation. The number of parties that will be contributing to the remediation and their respective allocation of the costs of remediation and possible natural resource damages have not been established. Based upon the limited information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this site and has not recorded any reserves relating thereto; however, upon conferring with legal counsel, the Company does not expect that its ultimate liability for this matter will have a material adverse effect on the Company's consolidated financial condition or liquidity.

        We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. We are not aware of any material claims of this type currently pending against us.

        While legislation regarding the regulation of greenhouse gas emissions has been proposed at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The EPA may independently adopt regulations regarding greenhouse gas commissions which would likely adversely affect the Company. The result of the regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation will be and how our business and industry will be affected.

        In 2004, the U.S. Environmental Protection Agency (the "EPA") published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations were vacated and remanded by the U.S. Court of Appeals for the D.C. Circuit in 2007. The EPA proposed final regulations in March 2011, which would require compliance in 2014. During 2011, the EPA determined that it would reconsider certain provisions of the Boiler MACT regulations and, in December 2011, the EPA published proposed rules containing changes to the March 2011 rules. The EPA stayed a portion of the Boiler MACT regulations during its reconsideration process, but this stay was vacated by a federal district court in January 2012. In December 2012, the EPA made final changes to the March 2011 version of the Boiler MACT regulations, extending certain federal compliance requirements. Based upon the Company's current understandings of the rules, it is unclear what the total cost of compliance will be, it any.

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

Financial Information About Segments and Geographic Areas

        We operate as one segment and our revenues are generated primarily in one geographic region. See "Segment Information" of Note 2 —Summary of Significant Accounting Policies and Note 16—Segment Information contained in the "Notes to Consolidated Financial Statements."

Item 1A.    Risk Factors

        Some of the statements in this report and, in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future liquidity, earnings, expenditures and financial condition. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below.

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward looking statements that have been made to reflect the occurrence of events after the date hereof.

Risks associated with our business

We rely on key customers and a loss of one or more of our key customers could adversely affect our business, results of operations, cash flows and financial position.

        During the year ended December 31, 2013, no customer accounted for more than 10 percent of consolidated net sales. However, losses of key customers could significantly impact our business, results of operations, cash flows and financial position.

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

        We acquired Longview on July 18, 2013. In connection with the acquisition, we entered into an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") to fund the acquisition, repay certain indebtedness, pay transaction fees and expenses and provide for greater working capital needs. This senior secured credit facility ("Credit Facility") has an initial aggregate principal amount of $1.675 billion, consisting of a term loan A-1of $805.0 million, a term loan A-2 of $470.0 million and a revolving credit facility "Revolver" in an initial amount of $400.0 million and an accordion feature that allows the Company, subject to certain terms and conditions and approval of the lenders, to increase the commitments under the Revolver by up to $300.0 million. Term Loan A-1 includes quarterly principal repayments commencing December 31, 2013 in aggregate annual amounts equal to 5% (years 1, 2 and 3), 10% (year 4) and 11.25% (year 5) of the initial principal amount thereof. Term Loan A-2 includes quarterly principal repayments commencing December 31, 2013 in an aggregate annual amount equal to 1% of the initial principal amount thereof. Principal amounts outstanding under each of the revolver and Term Loan A-1 are due and payable in full on July 18,

2018. Principal amounts outstanding under the Term Loan A-2 are due and payable in full on July 18, 2020.

        As of December 31, 2013, we had approximately $1.2 billion of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A significant portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by us under our Credit Facility bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Credit Facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

        Our Credit Facility contains restrictive covenants that limit our liquidity and corporate activities, including our ability to pursue additional acquisitions. Our Credit Facility imposes operating and financial restrictions that limit our ability to:

  •
  incur additional indebtedness;

  •
  create additional liens on our assets;

  •
  make investments;

  •
  engage in mergers or acquisitions;

  •
  pay dividends; and

  •
  sell all or any substantial part of our assets.

        In addition, our Credit Facility also imposes other restrictions on us. Therefore, we would need to seek permission from the lenders in order to engage in certain corporate actions. The lenders' interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders' permission when needed. This may prevent us from taking actions that are in our best interest.

        Our Credit Facility requires us to maintain certain financial ratios. The failure to maintain the specified ratios could result in an event of default if not cured or waived.

        In the event of a default under our Amended and Restated Credit Agreement, the lenders generally would be able to declare all outstanding indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the Credit Facility are secured by a first priority lien on all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. A default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business and financial condition.

If we fail to extend or renegotiate the collective bargaining agreements as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 800 employees at various corrugating manufacturing locations, 700 employees at the Longview mill, 600 employees at the North Charleston mill, and 400 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to Longview through June 2014, North Charleston through June 2015, and Roanoke Rapids through August 2016. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our results of operations.

Our operations are global in nature, and accordingly our business, results of operations, cash flows and financial position could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 20 percent and 23 percent, respectively, of each of our 2013 and 2012 revenues were derived from export sales. Our international operations and activities face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. Despite our security design and controls, and those of our third-party providers, we could become subject to cyber attacks which could result in operational disruptions or the misappropriation of sensitive data. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not be material to our results of operations, financial condition or cash flows.

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

        We are subject to environmental regulation by federal, state, and local authorities in the United States, including requirements that regulate discharge into the environment, waste management, and remediation of environmental contamination. Maintaining compliance with existing and new environmental laws may require material additional capital expenditures.

        Due to past history of industrial operations at the Roanoke Rapids mill, North Charleston mill, Longview mill, and converting facilities the possibility of on-site and off-site environmental impact to the soil and groundwater may present a heightened risk of contamination. If we are required to make significant expenditures for remediation, the costs of such efforts may have a significant negative impact on our results of operations, cash flows and financial position.

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

        The market price of our common stock may be volatile due to certain factors, including, but not limited to: quarterly fluctuations in our financial and operating results; general conditions in the paper and packaging industries; or changes in earnings estimates.

Our executive officers and directors control a substantial percentage, approximately 13 percent, of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2013, our executive officers and directors owned 12.6 million shares of our common stock, or approximately 13 percent of our total outstanding common stock. Accordingly, our executive officers and directors may have some influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have some influence regarding the outcome of the election.

Risks associated with the paper, packaging, forest products and related industries

The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.

        Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for products in the paper, packaging, forest products and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most paper products and many wood products used in the packaging industry are commodities that are widely available from many producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for these commodity products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets (including Europe, Asia, and Central and South America), as well as foreign currency exchange rates. The foregoing factors could materially and adversely impact our sales, cash flows, profitability, and results of operations.

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

        We face competition from numerous competitors, domestic as well as foreign. Some of our competitors are larger, more vertically integrated companies that have greater financial and other resources, greater manufacturing economies of scale, greater energy self-sufficiency and/or lower operating costs.

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

        Companies in the paper and packaging industry are subject to a wide range of general and industry specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, hazardous substance reporting, hazardous substance release notification, site remediation, forestry operations and endangered species habitats. We may incur substantial expenditures to maintain compliance with applicable environmental laws and regulations, which could adversely affect our results of operations. Failure to comply with applicable environmental laws and regulations could expose us to civil or criminal fines or penalties or enforcement actions, including orders limiting operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

Risks Associated with Acquisitions

The anticipated benefits of the Longview acquisition may not be realized.

        We acquired Longview with the expectation that the acquisition of Longview would result in various benefits including, among other things, benefits relating to enhanced revenues, a broader array of product offerings, the expansion of our production capabilities, operational improvements and a diversification of our customer base. The acquisition presents challenges to management, including the integration of operations, information systems, properties and personnel of Longview and our existing operations. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including, but not limited to, whether we can integrate our business and the Longview business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially impact our business, financial condition and operating results.

We may have difficulty integrating our system of internal control over financial reporting with that of Longview.

        The failure to integrate our system of internal control over financial reporting with that of Longview could affect adversely our ability to exercise effective internal control over financial reporting. A failure to exercise effective internal control over financial reporting could result in a material misstatement in our annual or interim consolidated financial statements.

Future acquisitions of businesses by us would subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

        We may pursue other acquisition opportunities in an effort to diversify our investments and/or grow our business. Any business acquired by us may cause us to be affected by numerous risks inherent in the acquired business' operations. If we acquire a business in an industry characterized by a high level of risk, we may be adversely affected by the currently unascertainable risks of that industry. We cannot ensure that we would be able to properly ascertain or assess all of the significant risk factors with any such acquisitions.

        In addition, the financing of any acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly dilute our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and the value of your equity interest in us.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below provides a summary of our paper mills, the principal products produced and each mill's annual practical maximum capacity based upon all of our paper machines' production capabilities, as reported to the AF&PA:

Location	Products	Capacity (tons)
Longview, WA	Containerboard / Specialty Paper	1,300,000
North Charleston, SC	Containerboard / Specialty Paper	870,000
Roanoke Rapids, NC	Containerboard / Specialty Paper	440,000
Cowpens, SC	Recycled containerboard	240,000

Total		2,850,000

        We have granted mortgages on all of our owned real property, including our paper mills, to secure our obligations under our Credit Facility.

        As of December 31, 2013, our corrugated products production facilities included:

Corrugated Products Manufacturing Plants	Approx. Sq. Ft.	Property Leased(1)/ Owned
Full-Line Box Plants
Amsterdam, NY	227,000	Leased
Bowling Green, KY	306,000	Leased
Cedar Rapids, IA	386,000	Leased
College Park, GA	183,000	Owned
Longview, WA	241,000	Owned
Mesquite, TX	275,000	Leased
Minneapolis, MN	275,000	Leased
Oakland, CA	216,000	Owned
Seattle, WA	132,000	Owned
Spanish Fork, UT	519,000	Owned
Twin Falls, ID	446,000	Owned
Yakima,WA	420,000	Owned
Sheet Plants
Atlanta, GA	113,000	Leased
Aurora, IL	198,000	Leased
Cedar City UT	143,000	Owned
Grand Forks, ND	85,000	Leased
Lawrenceburg, KY	140,000	Leased
Seward, NE	85,000	Leased
Somerset , KY	87,000	Leased
Springfield, MA	235,000	Owned
Sheet Feeders
Atlanta, GA	133,000	Leased
Fort Worth, TX	100,000	Owned

(1)
Of the leased property; 1.4 million square feet expire in 2032. The equipment in the leased facilities is, in virtually all cases, owned by KapStone, except for forklifts, trailers and other rolling stock which are leased.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.0001 per share, trades on the New York Stock Exchange ("NYSE") under the symbol KS. As of December 31, 2013, the number of beneficial holders of record of our common stock was 11,261.

        On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend (the "stock split"). To implement the stock split, one share of common stock for each then outstanding share of common stock was distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013.

        The following table sets forth the high and low sales price information for the Company's common stock from January 1, 2012 through December 31, 2013, as reported by the NYSE. All amounts have been restated for the stock split.

	2013		2012
Quarter Ended	Low	High	Low	High
March 31	$11.28	$13.93	$8.03	$10.62
June 30	$13.18	$20.42	$7.56	$9.97
September 30	$20.72	$24.68	$7.63	$11.20
December 31	$21.74	$28.53	$9.77	$11.53

        At December 31, 2013, the closing share price on the NYSE was $27.93, restated for the stock split.

        There were no cash dividends or other cash distributions made during 2013. The Company does not currently have plans to pay any future dividends. In December 2012, the Company paid a special cash dividend of $1.00 per share, which reflects the stock split declared in December 2013.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in Company stock on December 31, 2008 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on December 31, 2008. The graph portrays total return, 2008-2013, assuming reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2013, 2012, 2011, 2010 and 2009.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

	Years Ended December 31,
In thousands, except per share amounts	2013(1)	2012	2011(1)	2010	2009
Statement of Income Data:
Net sales	$1,748,162	$1,216,637	$906,119	$782,676	$632,478
Operating income(2)	$219,888	$109,560	$106,741	$68,703	$151,362
Net income(3)	$127,338	$62,505	$123,981	$65,041	$80,280
Basic net income per share(4)	$1.34	$0.67	$1.34	$0.71	$1.16
Diluted net income per share(4)	$1.32	$0.65	$1.31	$0.69	$1.14
Balance Sheet Data:
Cash and cash equivalents	$12,967	$16,488	$8,062	$67,358	$2,440
Total assets	$2,651,862	$1,135,860	$1,130,147	$723,421	$669,123
Long-term liabilities	$1,715,504	$414,628	$442,269	$185,539	$213,637
Total stockholders' equity	$666,080	$517,948	$546,278	$418,634	$348,790

(1)
2013 results reflect the results of the Longview acquisition on July 18, 2013 while 2011 results and later reflect the USC acquisition on October 31, 2011.

(2)
2009 and 2010 operating income includes $164.0 million and $22.2 million, respectively, of alternative fuel mixture credits. 2009 operating income also includes $16.4 million from the gain on the sale of the dunnage bag business.

(3)
2013 and 2011 net income includes a $5.0 million and $63.0 million benefit, respectively, from the reversal of the tax reserves for alternative fuel mixture credits. 2010 net income includes a $21.0 million cellulosic biofuel producers' tax credit.

(4)
Earnings per share for all periods have been restated for the stock split declared in December 2013.

        See Notes 3 and 4 in the Notes to Consolidated Financial Statements for a discussion of the Longview and USC acquisitions.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Our mill operations had a strong year in 2013, producing a record 2.1 million tons of containerboard and specialty paper compared to 1.6 million tons in 2012. Net sales in 2013 of $1.7 billion reflect 2.2 million tons of product sold. In 2013, the average mill selling price per ton increased by $47 to $669 per ton. This increase was a result of full realization of our 2013 price increases for domestic containerboard and corrugated products.

        Some key highlights for 2013 include:

  •
  In February 2013, we announced a $50 per ton selling price increase for domestic containerboard and a 10 and 12 percent increase for corrugated packaging boxes and sheets, respectively. These price increases were fully realized by the third quarter of 2013.

  •
  In April 2013, production and sales began at our new Aurora, Illinois sheet plant.

  •
  In July 2013, the Company acquired 100 percent of the stock of Longview for $1.025 billion, plus $41.5 million of working capital adjustments. Longview is a leading manufacturer of high quality containerboard, kraft papers, and corrugated products. Longview's operations includes a paper mill located in Longview, Washington equipped with five paper machines which has the capacity to produce 1.3 million tons of containerboard and kraft paper annually. Longview also owns seven converting facilities located in the Pacific Northwest.

  •
  In December 2013, our board of directors approved a stock split. To implement the stock split, one share of common stock for each then outstanding share of common stock was distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013.

  •
  During 2013, the Company made significant progress in its $29.0 million investment in the North Charleston, South Carolina paper mill to upgrade the No. 3 Paper Machine and select equipment in the fiber and utilities areas. This investment will increase capacity for ultra high performance linerboard grades. The project is expected to be completed during the first quarter of 2014. Total expenditures for this project through December 31, 2013 were $21.3 million.

  •
  As of December 31, 2013, we believe we are the 5th largest manufacturer of containerboard in the United States.

Results of Operations for the Years Ended December 31, 2013, 2012, and 2011

        The following table compares results of operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,			% of Net Sales
	2013	2012	% Change	2013	2012
Net sales	$1,748,162	$1,216,637	43.7%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,186,930	866,124	37.0%	67.9%	71.2%
Depreciation and amortization	95,435	63,124	51.2%	5.5%	5.2%
Freight and distribution expenses	135,972	108,438	25.4%	7.8%	8.9%
Selling, general and administrative expenses	110,612	70,055	57.9%	6.3%	5.8%
Other operating income	675	664	1.7%	—	0.1%

Operating income	219,888	109,560	100.7%	12.6%	9.0%
Foreign exchange gain/(loss)	232	(303)	176.6%	—	—
Interest expense, net	25,130	11,774	113.4%	1.4%	1.0%

Income before provision for income taxes	194,990	97,483	100.0%	11.2%	8.0%
Provision for income taxes	67,652	34,978	93.4%	3.9%	2.9%

Net income	$127,338	$62,505	103.7%	7.3%	5.1%

        Net sales for the year ended December 31, 2013 were $1,748.2 million compared to $1,216.6 million for the year ended December 31, 2012, an increase of $531.6 million. The increase in net sales was driven primarily by the Longview acquisition which accounted for $439.6 million. Excluding the Longview acquisition, net sales increased by $92.0 million or 7.6 percent. Net sales

(excluding Longview) increased by $77.3 million due to higher average selling prices, $9.2 million of other sales and $5.5 million due to volume and product mix changes. Average mill selling price per ton for 2013 was $669 compared to $622 for 2012. Average mill selling prices increased primarily due to the full realization of the 2012 and 2013 price increases for domestic containerboard and corrugated products.

        The following represents the Company's sales by product line:

	Years Ended December 31,
	Net Sales				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2013	2012		%	2013	2012		%
Containerboard / Corrugated products	$1,129,623	$725,238	$404,385	55.8%	1,449,695	1,073,918	375,777	35.0%
Specialty paper	530,853	417,510	113,343	27.1%	753,363	606,547	146,816	24.2%
Other	87,686	73,889	13,797	18.7%	—	—	—	—

Product sold	$1,748,162	$1,216,637	$531,525	43.7%	2,203,058	1,680,465	522,593	31.1%

        Tons of product sold in 2013 was 2,203,058 tons compared to 1,680,465 tons in 2012. Excluding the Longview acquisition, tons of products sold in 2013 decreased by 13,897 tons or 1 percent as follows:

  •
  Domestic containerboard sales increased 14.5 percent due to higher demand for ultra performance containerboard grades.

  •
  Corrugated product sales volume increased 3.9 percent reflecting a heavier basis weight of tons shipped and product mix, new customers, and the addition of the Aurora facility.

  •
  Export containerboard sales decreased by 30.3 percent as more containerboard volume was shipped to domestic customers and used for internal consumption.

  •
  Specialty paper sales decreased by 5.7 percent, primarily due to Kraft paper sales which decreased 20.5 percent, reflecting an overall decrease in demand in the industry and lower volume of sales to a customer as it internalized its needs, partially offset by higher Durasorb® and Kraftpak® volume.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2013 was $1,186.9 million compared to $866.1 million for the year ended December 31, 2012, an increase of $320.8 million. The increase in cost of sales was mainly due to the $272.0 million impact of the Longview acquisition. Excluding the Longview acquisition, cost of sales increased by $48.8 million or 5.6 percent, mainly due to $32.5 million of inflation on labor, benefits and input costs, $6.5 million of higher planned maintenance outage costs, and other cost increases. Including Longview, annual planned maintenance outage costs during 2013 and 2012 totaled $24.9 million and $18.4 million, respectively, and were included in cost of sales for the year ended December 31, 2013 and 2012, respectively.

        Depreciation and amortization expense for the year ended December 31, 2013 totaled $95.4 million compared to $63.1 million for 2012. The increase of $32.3 million was primarily due to $27.6 million from the Longview acquisition, $2.4 million of which is amortization of identified intangibles. Excluding the Longview acquisition, depreciation and amortization expense increased $5.3 million due to the recent investments in information technology, equipment upgrades, and replacements at the paper mills.

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $110.6 million compared to $70.1 million in 2012. The increase of $40.5 million was primarily due to $26.1 million from the Longview acquisition. Excluding the Longview acquisition, selling, general, and administrative expenses increased by $14.4 million due to $8.5 million of Longview transaction fees and expenses, $5.9 million of higher compensation related expenses, $1.8 million of higher IT and consulting expenses, $1.4 million for the new manufacturing facility located in Aurora, IL, and $0.6 million of bad debt expense partially offset by $3.8 million of 2012 USC acquisition and integration related expenses. As a percentage of net sales, selling, general, and administrative expenses increased to 6.3 percent in 2013 from 5.8 percent in 2012.

        Net interest expense for the years ended December 31, 2013 and 2012 was $25.1 million and $11.8 million, respectively. Interest expense reflects interest on the Company's borrowings under its Credit Facility and amortization of debt issuance costs. Interest expense was $13.3 million higher for the year ended 2013 due to higher term loan balances used to fund the Longview acquisition and an increase in interest rates.

        Provision for income taxes for the years ended December 31, 2013 and 2012 was $67.7 million and $35.0 million, respectively, reflecting an effective income tax rate of 34.7 percent for 2013 compared to 35.9 percent for 2012. The higher provision for income taxes in 2013 primarily reflects higher pre-tax income and higher state income taxes partially offset by a $5.0 million favorable adjustment for reversal of a tax reserve for an uncertain tax position relating to alternative fuel mixture credits.

        The following table compares results of operations for the years ended December 31, 2012 and 2011:

	Years Ended December 31,			% of Net Sales
	2012	2011	% Change	2012	2011
Net sales	$1,216,637	$906,119	34.3%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	866,124	628,613	37.8%	71.2%	69.4%
Depreciation and amortization	63,124	51,036	23.7%	5.2%	5.6%
Freight and distribution expenses	108,438	79,643	36.2%	8.9%	8.8%
Selling, general and administrative expenses	70,055	41,265	69.8%	5.8%	4.6%
Other operating income	664	1,179	(43.7)%	(0.1)%	(0.1)%

Operating income	109,560	106,741	2.6%	9.0%	11.8%
Foreign exchange loss	303	319	(5.0)%	—	—
Interest expense, net	11,774	6,081	93.6%	1.0%	0.7%

Income before provision (benefit) for income taxes	97,483	100,341	(2.8)%	8.0%	11.1%
Provision (benefit) for income taxes	34,978	(23,640)	(248.0)%	2.9%	(2.6)%

Net income	$62,505	$123,981	(49.6)%	5.1%	13.7%

        Net sales for the year ended December 31, 2012 were $1,216.6 million compared to $906.1 million for the year ended December 31, 2011, an increase of $310.5 million, or 34.3 percent. The increase in net sales was driven by the USC acquisition which accounted for $330.6 million of net sales. Excluding the USC acquisition, net sales decreased by $20.1 million due to $21.4 million of lower volume of paper sales as the Company used more tons for internal consumption rather than selling to third parties, $4.8 million in lower average selling prices, $4.0 million due to the unfavorable exchange rate effect of a stronger US dollar and $2.2 million due to a less favorable product mix, partially offset by $12.3 million of higher lumber and other sales. Average selling price per ton for 2012 was $622 compared to $627 for 2011. Average selling prices decreased primarily due to a $45 per ton reduction in export containerboard prices and product mix, partially offset by the partial realization of a $50 per ton containerboard price increase late in 2012.

        The following represents the Company's sales by product line:

	Years Ended December 31,
	Net Sales				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2012	2011		%	2012	2011		%
Containerboard / Corrugated products	$725,238	$409,547	$315,691	77.1%	1,073,918	730,119	343,799	47.1%
Specialty paper	417,510	435,019	(17,509)	(4.0)%	606,547	638,979	(32,432)	(5.1)%
Other	73,889	61,553	12,336	20.0%	—	—	—	0.0%

Product sold	$1,216,637	$906,119	$310,518	34.3%	1,680,465	1,369,098	311,367	22.7%

        Tons of product sold in 2012 was 1,680,465 tons compared to 1,369,098 tons in 2011, an increase of 311,367 tons, or 22.7 percent. The increase in tons of paper sold was primarily driven by the USC acquisition. Excluding the USC acquisition, tons of paper sold decreased by 14,862 tons, or 1.1 percent.

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

  •
  Specialty paper sales decreased by 4.0 percent, primarily due to Kraft paper sales which decreased 9.1 percent reflecting an overall decrease in demand in the industry and a transfer of volumes to lightweight containerboard grades. Durasorb® sales declined 5.0 percent due to lower demand in copper clad laminate markets in Japan, Korea and Southeast Asia and in Europe due to lower demand for high pressure laminates. These decreases were partially offset by Kraftpak® sales volume which increased by 6.3 percent due to higher volume with existing accounts.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2012 was $866.1 million compared to $628.6 million for the year ended December 31, 2011, an increase of $237.5 million, or 37.8 percent. The increase in cost of sales was mainly due to the $246.4 million impact of the USC acquisition. Excluding the USC acquisition, cost of sales decreased by $8.9 million due to $19.7 million of lower sales volume and $5.4 million of productivity gains, partially offset by $12.0 million of inflation on labor, benefits and input costs. Other costs increased approximately $2.9 million due to higher lumber and other sales and by $1.3 million due to repairs and maintenance costs at the Roanoke Rapids paper mill due to a flood which occurred on August 25, 2012. The mill received 11 inches of rain in less than six hours which resulted in a loss of 707 tons of production. Annual planned maintenance outages during 2012 and 2011 totaled $18.4 million and $18.8 million, respectively.

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

        Interest expense, net for the years ended December 31, 2012 and 2011 was $11.8 million and $6.1 million, respectively. Interest expense reflects interest on borrowings under the Company's then-existing credit facilities and amortization of debt issuance costs. Interest expense was $5.7 million higher in 2012 due to a higher term loan balance to fund the USC acquisition and $1.0 million of higher debt amortization costs.

        Provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 was $35.0 million expense and $23.6 million benefit, respectively, reflecting an effective income tax rate of 35.9 percent for 2012 compared to (23.6) percent for the similar period in 2011. The higher benefit for income taxes in 2011 mainly reflects $63.0 million for the reversal of tax reserves relating to alternative fuel mixture tax credits upon completion of the 2009 IRS examination in the fourth quarter of 2011.

Liquidity and Capital Resources

Acquisition

        On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc., for $1.025 billion, plus $41.5 million of working capital adjustments. Longview is a leading manufacturer of high quality containerboard, specialty kraft papers, and corrugated containers. Longview's operations include a paper mill located in Longview, Washington equipped with five paper machines which have the capacity to produce approximately 1.3 million tons of containerboard and kraft paper annually. Longview also owns seven converting facilities located in the Pacific Northwest.

Credit Facilities

        In conjunction with the Longview acquisition, the Company entered into the Amended and Restated Credit Agreement which provides for a senior secured credit facility in the amount of $1.675 billion, consisting of a Term Loan A-1 of $805.0 million, a Term Loan A-2 of $470.0 million, and the Revolver in an initial aggregate amount of $400.0 million (including a $50.0 million letter of credit sub-facility and a $30.0 million swing line loan sub-facility). The Credit Facility also includes an "accordion" feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Revolver by up to $300.0 million. The proceeds of Term Loan A-1, Term Loan A-2, and $154.3 million borrowings under the Revolver were used to finance the Company's acquisition of Longview, pay certain transaction fees and expenses, repay certain existing indebtedness, and provide for ongoing working capital requirements and general corporate purposes.

        Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the "Unused Fee Rate"), which will initially be 0.50%.

        Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused Fee

Rate will be determined by reference to the pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

        Annual principal repayments, paid quarterly, are as follows:

Fiscal year ending (in thousands):	Total
2014	$4,950
2015	44,950
2016	55,013
2017	95,263
2018	578,262
2019	4,700
2020	440,625

Total	$1,223,763

Voluntary and Mandatory Prepayments

        For the year ended December 31, 2013, the Company made a $40.0 million voluntary prepayment on its term loans using cash generated from operations. No mandatory prepayments were required under the Amended and Restated Credit Agreement.

        For the year ended December 31, 2012, the Company made a $50.0 million voluntary prepayment on its term loan under its then-existing credit agreement using cash generated from operations.

Other Borrowing

        In 2013 and 2012, the Company entered into financing agreements of $5.1 million and $3.4 million, respectively, at an annual interest rate of 1.61 and 2.0 percent, respectively, for its annual property insurance premiums. These agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st of each year. The Company entered into a similar agreement in 2014 with similar terms and conditions.

Debt Covenants

        Under the financial covenants of the Amended and Restated Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Amended and Restated Credit Agreement. On December 31, 2013, the maximum permitted leverage ratio was 4.75 to 1.00. On December 31, 2013, the Company was in compliance with a leverage ratio of 2.73 to 1.00.

        The Amended and Restated Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing the Company's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Amended and Restated Credit Agreement through the quarter ending December 31, 2013, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On December 31, 2013, the Company was in compliance with the Amended and Restated Credit Agreement with a fixed charge coverage ratio of 5.02 to 1.00.

        As of December 31, 2013, Company was also in compliance with all other covenants in the Amended and Restated Credit Agreement.

Income Taxes

        Income taxes paid, net of refunds, were $4.0 million, $7.0 million, and $0.3 million in 2013, 2012 and 2011, respectively. The Company expects to pay significantly higher amounts of income taxes in 2014.

Sources and Uses of Cash

Years ended December 31 ($ in thousands)	2013	2012	2011
Operating activities	$298,694	$157,829	$136,376
Investing activities	(634,945)	(67,551)	(423,863)
Financing activities	332,730	(81,852)	228,191

Total change in cash and cash equivalents	$(3,521)	$8,426	$(59,296)

2013

        Cash and cash equivalents decreased by $3.5 million from December 31, 2012, reflecting $298.7 million of net cash provided by operating activities and $332.7 million of net cash provided by financing activities, offset by cash used in investing activities of $634.9 million.

        Net cash provided by operating activities was $298.7 million due to non-cash charges of $158.6 million, net income of $127.3 million, and changes in operating assets and liabilities of $12.8 million. Net cash provided by operating activities increased by $140.9 million during the year ended December 31, 2013 compared to 2012 mainly due to higher non-cash charges of $69.0 million, higher net income of $64.8 million, and $7.1 million of cash provided by changes in operating assets and liabilities.

        Net cash used in investing activities includes $538.2 million for the Longview acquisition and $96.7 million of capital expenditures. For the year ended December 31, 2013, capital expenditures included $10.2 million for the new manufacturing facility in Aurora, IL and $22.2 million for Longview. Net cash used in investing activities increased by $567.4 million in 2013 compared to 2012, primarily due to the Longview acquisition.

        Net cash provided by financing activities totaled $332.7 million, reflecting $1,275.0 million of borrowings under the Credit Facility, partially offset by the $812.8 million payoff of the Company's prior credit facility and Longview's senior notes assumed in the acquisition, $63.5 million of short-term borrowing repayments, a $40.0 million voluntary prepayment, $19.7 million of debt issuance costs for the Amended and Restated Credit Agreement, and a $11.2 million scheduled principal payment. Net cash provided by financing activities increased by $414.6 million in 2013 compared to 2012, mainly due to higher net borrowings in 2013 due to the Longview acquisition.

2012

        Cash and cash equivalents increased by $8.4 million from December 31, 2011, reflecting $157.8 million of net cash provided by operating activities offset by $67.5 million of net cash used in investing activities and $81.9 million of net cash used in financing activities.

        Net cash provided by operating activities was $157.8 million, primarily due to $62.5 million of net income, $88.1 million of non-cash charges and $7.2 million due to changes in operating assets and liabilities. Net cash provided by operating activities increased by $21.5 million during the year ended

December 31, 2012 compared to the same period in 2011 due to operating assets and liabilities using $93.6 million of less cash, offset by $61.4 million of lower net income in 2012 than 2011, and $10.7 million of lower non-cash charges.

        Net cash used in investing activities was $67.6 million, reflecting $67.2 million of capital expenditures. For the year ended December 31, 2012, capital expenditures for legacy operations were $50.5 million related to spending on equipment upgrades and replacements at the paper mills and were $16.7 million for our mill and corrugated operations acquired in the USC acquisition, primarily related to investments in information technology. Net cash used in investing activities decreased by $356.3 million in 2012 compared to 2011, mainly due to the $331.3 million paid for the USC acquisition and a $49.7 million contingent earn-out payment in 2011 for the KPB acquisition, partially offset by $24.7 million of higher capital expenditures in 2012.

        Net cash used in financing activities was $81.9 million, reflecting the $94.9 million special cash dividend payment in December 2012 and $50.0 million voluntary prepayment on the term loan in June 2012, partially offset by $63.5 million of short-term borrowings under the then-existing revolving credit facility. Net cash used in financing activities increased by $310.0 million for 2012 compared to the same period in 2011, primarily due to $375.0 million of 2011 loan proceeds and $94.9 million for the 2012 special cash dividend payment. These amounts were partially offset by $63.5 million in 2012 short-term borrowings, lower debt repayment in 2012 of $84.6 million, and $13.8 million for the 2011 debt issuance costs.

Future Cash Needs

        We expect that cash on hand at December 31, 2013 and cash generated from operating activities in 2014 and, if needed, the ability to draw from our $400.0 million Revolver and our $300.0 million accordion provision under our Credit Facility, if available, will be sufficient to meet anticipated cash needs, which primarily consists of $35.5 million payment of the current portion of long-term debt and interest on our term loans, approximately $110.0 million of expected capital expenditures, $4.0 million of pension plan funding and any additional working capital needs.

        At December 31, 2013, the Company had no borrowings under the Revolver and had $395.3 million of remaining revolver availability net of outstanding letters of credit.

        On a long term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our Revolver and accordion provision, if available, will be sufficient to meet long term obligations, which primarily consist of $1.4 billion of debt service and interest, which includes a $513.2 million final payment on our term loan A-1 in July 2018 and a final payment on our term loan A-2 in July 2020 of $438.3 million, capital expenditures of $110.0 to $125.0 million annually, annual defined benefit pension plan contributions, working capital needs and acquisitions.

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

Revenue Recognition

        The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 605, Revenue Recognition. Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership. Sales with terms designated f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate.

        The Company recognizes revenue from the sale of shaft horsepower, generated by its cogeneration facility, and energy sales on a gross basis and is included in net sales.

        Freight charged to customers is recognized in net sales.

Goodwill and Intangibles

        Certain business acquisitions have resulted in the recording of goodwill. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill is considered indefinite lived intangible assets and as such are not amortized. At December 31, 2013, we have goodwill of $528.5 million. In conjunction with the Longview acquisition the Company's goodwill increased by $302.9 million, see Note 3 "Longview Acquisition" of the Notes to Consolidated Financial Statements.

  Goodwill Valuations

        We evaluate goodwill using a qualitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. If we determine that the fair value of the reporting unit may be less than its carrying amount, we evaluate goodwill using a two-step impairment test. Otherwise, we conclude that no impairment is indicated and we do not perform the two-step impairment test.

        In conducting a qualitative assessment, the Company analyzes a variety of events or factors that may influence the fair value of the reporting unit, including, but not limited to: the results of prior quantitative tests performed; changes in the carrying amount of the reporting unit; actual and projected operating results; relevant market data for both the company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company's competitive position. Significant judgment is used to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.

        If the qualitative assessment concludes that the two-step impairment test is necessary, we first compare the book value of a reporting unit, including goodwill, with its fair value. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for KapStone to ensure that the implied control premium is reasonable. If the book value of a reporting unit exceeds its fair value, we perform the second step to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

  Evaluating Goodwill—Results and Significant Assumptions

        Based on the favorable results of the qualitative assessment conducted on October 1, 2013, there was no goodwill impairment charge recorded in 2013.

        For our three reporting units our qualitative assessment included a review of the events and factors outlined above. Significant weight was provided to the following factors, as we determined that these items have the most significant impact on the fair value of this reporting unit.

  •
  Market valuation—This factor best reflects a market participant view of KapStone. The substantial increase of approximately $1.1 billion from the prior year is directly attributable to the improved legacy performance, Longview acquisition, and is a positive indicator of no impairment.

  •
  Actual 2013 operating performance vs. expectations—KapStone's ability to execute and deliver performance in excess of projections during 2013 reflects management's ability to adapt to market conditions and deliver record operating results.

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

Pension and Postretirement Benefits

        The Company provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates. We describe these assumptions in Note 10 "Pension and Postretirement Benefits" of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis, and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

	Pension Benefits Actuarial Assumptions
	2013	2012	2011
Weighted-average discount rate assumption used to determine PBO at December 31,	5.11%	4.11%	4.64%
Weighted-average actuarial assumptions for net expense:
Discount rate	4.77%	4.64%	5.75%
Long-term rate of return on plan assets	6.98%	6.25%	6.50%

        In conjunction with the Longview acquisition, the Company acquired two defined benefit plans, with balances as of the acquisition date, consisting of a net pension asset of $112.1 million for a plan covering salaried and non-union hourly employees and an assumed net pension liability of $51.1 million for a plan covering certain union represented employees. The liabilities for the benefit obligation under the one plan are based on the collective bargaining agreements currently in effect. Future negotiations on collective bargaining agreements could have an effect on these liabilities.

        The following table summarizes the sensitivity of our December 31, 2013 retirement obligations to changes in key assumptions used to determine those results:

		Estimated increase (decrease) in
Million of dollars	Percentage Change	2014 Pension Income		PBO* At December 31, 2014
Discount rate	+ / - 1%	$(0.2)	$1.0	$(57.3)	$69.0
Expected long-term rate of return on plan assets	+ / - 1%	6.3	(6.3)	n/a	n/a

*
Projected benefit obligation ("PBO")

Income Taxes

        The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. As of December 31, 2013, the Company does not have any valuation allowances.

Recent Accounting Pronouncements

        See Note 2 in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2013, ($000s):

	Payments Due by Period
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Current portion of long-term debt	$4,950	$4,950	$—	$—	$—	$—	$—
Long-term debt(1)	1,218,813	—	44,950	55,013	95,263	578,262	445,325
Interest on long-term debt(2)	152,342	30,574	29,570	28,637	26,992	19,150	17,419
Operating lease obligations(3)	106,004	14,150	10,916	9,883	8,853	7,477	54,725
Purchase obligations(4)	232,578	44,339	32,979	31,231	24,846	21,099	78,084
Minimum pension plan funding(5)	3,974	3,974	—	—	—	—	—

Total	$1,718,661	$97,987	$118,415	$124,764	$155,954	$625,988	$595,553

(1)
These obligations are reflected on our Consolidated Balance Sheet at December 31, 2013, in long-term debt net of current portion, as appropriate. See Note 9 in the Notes to Consolidated Financial Statements.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2013. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2013.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2013. See Note 14 in the Notes to Consolidated Financial Statements.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2013. See Note 14 in the Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV.

(5)
The Company's legacy pension plan requires a minimum pension plan contribution of approximately $4.0 million in 2014 and was determined in consultation with our actuary in accordance with ERISA guidelines. See Note 10 in the Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest Rates

        Under our Amended and Restated Credit Agreement, at December 31, 2013, we have an outstanding Credit Facility consisting of two term loans and the Revolver totaling $1.6 billion.

        Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the "Unused Fee Rate"), which will initially be 0.50%.

        Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

        Changes in market rates may impact the base or LIBOR rate in our Amended and Restated Credit Agreement. For instance, if the bank's LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $12.4 million based upon our expected future monthly term loan balances per our existing repayment schedule.

Commodity Prices

        We are exposed to price fluctuations of certain commodities used in production. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber (OCC), containerboard, fuel oil, natural gas, electricity and caustic soda. We generally purchase these materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices through December 31, 2016.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign Currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros. As of December 31, 2013 and 2012 the Company did not have any foreign currency forward contracts and foreign exchange forward contracts outstanding.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting.

        Management Annual Report on Internal Control over Financial Reporting.    Our management's report on internal control over financial reporting is set forth on page F-2 of this report.

        Our management has excluded Longview Fibre Paper and Packaging, Inc. (Longview) from its assessment of internal control over financial reporting as of December 31, 2013 as it was acquired by us on July 18, 2013. Longview is a wholly-owned subsidiary whose total assets and total revenues represent 57.0 percent and 25.1 percent, respectively, of our consolidated financial statement amounts as of, and, for the year ended December 31, 2013. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about April 1, 2014 with the Securities and Exchange Commission ("SEC").

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2013 under the caption "Election of Directors," (ii) with respect to our executive officers will be contained in the Company's Proxy Statement under the caption "Executive Officers," (iii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Governance Structure—What Committees has the Board of Directors Established?," (iv) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (v) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

        KapStone adopted a code of ethics that applies to its CEO and CFO, as well as all other officers and employees of the Company and its affiliates. This code of ethics, entitled "Code of Conduct and Ethics", is posted on the Company's website at www.kapstonepaper.com under "Governance." The Code of Conduct and Ethics is administered by the Chief Compliance Officer of the Company. Any amendment to, or waiver of, a provision of the code of ethics that applies to the CEO, CFO, or persons performing similar functions will be disclosed on the Company's website under "Governance." We will also provide a copy of the Code of Conduct and Ethics without charge at the written request of any shareholder of record. Requests for copies may be directed to the Chief Compliance Office at our corporate headquarters.

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2014 under the captions "Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards," "Governance Structure," "Outstanding Equity Awards at 2013 Fiscal Year End," "Potential Payments upon Termination or Change-in-Control," and "2013 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2014 under the captions "Stock Ownership—Securities Authorized for Issuance Under Equity Compensation Plan", "Stock Ownership—Security Ownership of Management" and "Stock Ownership—Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2014 under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 1, 2014 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

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
2.2
Stock Purchase Agreement dated as of June 10, 2013, by and among KapStone Kraft Paper Corporation, Longview Fibre Paper and Packaging, Inc., Brookfield Capital Partners II (NR) L.P., Brookfield Capital Partners II (PC) L.P., Brookfield Capital Partners II L.P. and KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 10, 2013.
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
10.2	*	2006 Incentive Plan amended and restated as of May 18, 2012. Incorporated by reference to the Registrant's Annual Report on Form 10-K filed on March 4, 2013.
10.3	*	Performance Incentive Plan of KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.
10.4	*	Form of Restricted Stock Unit Agreement. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.
10.5	*	2009 Employee Stock Purchase Plan. Incorporated by reference to the Registrant's Form S-8 filed on December 11, 2009.
10.6	*	Restricted Stock Unit Agreement Amendment November 28, 2012 issued on or about May 27, 2012 between KapStone Paper and Packaging Corporation and Grantee.
10.7
Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from). Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

Exhibit No.	Description
10.8	Amended and Restated Credit Agreement dated as of July 18, 2013, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to the Registrant's Form 8-K filed on July 18, 2013.
14.0	Code of Ethics. Incorporated by reference to the Registrant's Annual Report filed on Form 10-K filed on March 4, 2013.
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Extension Presentation Linkbase.

*
Management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
February 28, 2014	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 28, 2014	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
February 28, 2014	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 28, 2014	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Operating Officer and Director
February 28, 2014	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director
February 28, 2014	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
February 28, 2014	By:	/s/ DAVID G. GABRIEL David G. Gabriel, Director

February 28, 2014	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director
February 28, 2014	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
February 28, 2014	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
February 28, 2014	By:	/s/ S. JAY STEWART S. Jay Stewart, Director
February 28, 2014	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (1992 framework)."

        Our management has excluded Longview Fibre Paper and Packaging, Inc. (Longview) from its assessment of internal control over financial reporting as of December 31, 2013 as it was acquired by us in a stock purchase business combination on July 18, 2013. Longview is a wholly-owned subsidiary whose total assets and total revenues represent 57.0 percent and 25.1 percent, respectively, of our consolidated financial statement amounts as of, and, for the year ended December 31, 2013. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

        Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Longview Fibre Paper and Packaging, Inc., which is included in the 2013 consolidated financial statements of KapStone Paper and Packaging Corporation and constituted $1,512.0 million of total assets as of December 31, 2013 and $439.6 million of revenues for the year then ended. Our audit of internal control over financial reporting of KapStone Paper and Packaging Corporation also did not include an evaluation of the internal control over financial reporting of Longview Fibre Paper and Packaging, Inc.

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2013 and 2012, and the related statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2013, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 28, 2014

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$12,967	$16,488
Trade accounts receivable, less allowance of $682 in 2013 and $96 in 2012	232,347	116,285
Other receivables	11,399	10,061
Inventories	217,382	113,511
Prepaid expenses and other current assets	6,405	9,808
Deferred income taxes	—	5,864

Total current assets	480,500	272,017

Plant, property and equipment, net	1,389,609	576,115
Other assets	129,493	4,412
Intangible assets, net	123,745	57,027
Goodwill	528,515	226,289

Total assets	$2,651,862	$1,135,860

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$4,950	$—
Short-term borrowings	—	63,500
Accounts payable	159,127	89,638
Accrued expenses	45,885	29,725
Accrued compensation costs	54,871	20,421
Deferred income taxes	5,445	—

Total current liabilities	270,278	203,284

Other liabilities:
Long-term debt, net of current portion	1,192,413	294,310
Pension and postretirement benefits	69,611	13,193
Deferred income taxes	444,672	96,459
Other liabilities	8,808	10,666

Total other liabilities	1,715,504	414,628

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 175,000,000 shares authorized; 95,706,212 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2013 and 94,950,120 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2012	10	10
Additional paid-in-capital	246,186	236,029
Retained earnings	412,349	285,011
Accumulated other comprehensive income / (loss)	7,535	(3,102)

Total stockholders' equity	666,080	517,948

Total liabilities and stockholders' equity	$2,651,862	$1,135,860

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Net sales	$1,748,162	$1,216,637	$906,119
Cost of sales, excluding depreciation and amortization	1,186,930	866,124	628,613
Depreciation and amortization	95,435	63,124	51,036
Freight and distribution expenses	135,972	108,438	79,643
Selling, general, and administrative expenses	110,612	70,055	41,265
Other operating income	675	664	1,179

Operating income	219,888	109,560	106,741
Foreign exchange gain/(loss)	232	(303)	(319)
Interest expense, net	25,130	11,774	6,081

Income before provision (benefit) for income taxes	194,990	97,483	100,341
Provision (benefit) for income taxes	67,652	34,978	(23,640)

Net income	$127,338	$62,505	$123,981

Other comprehensive income, net of tax
Defined pension and post-retirement plans:
Net actuarial gain (loss)	10,491	(909)	(2,435)
Pension and post-retirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(43)	105	235
Amortization of net gain	189	162	42

Other comprehensive income (loss), net of tax	10,637	(642)	(2,158)

Total comprehensive income	$137,975	$61,863	$121,823

Weighted average number of shares outstanding:
Basic	95,258,756	93,426,912	92,574,366

Diluted	96,739,482	95,452,878	94,975,246

Net income per share:
Basic	$1.34	$0.67	$1.34

Diluted	$1.32	$0.65	$1.31

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2010	92,203,424	$10	$224,839	$194,087	$(302)	$418,634

Stock-based compensation expense	—	—	3,985	—	—	3,985
Payment of withholding taxes on vested restricted stock awards	266,730	—	(952)	—	—	(952)
Exercise of stock options	443,946	—	1,264	—	—	1,264
Excess tax benefit from stock-based compensation	—	—	1,332	—	—	1,332
Employee Stock Purchase Plan	25,290	—	192	—	—	192
Net income	—	—	—	123,981	—	123,981
Pension and postretirement plan liability adjustments, net of tax of $1,183	—	—	—	—	(2,158)	(2,158)

Balance—December 31, 2011	92,939,390	$10	$230,660	$318,068	$(2,460)	$546,278

Stock-based compensation expense	—	—	5,242	—	—	5,242
Payment of withholding taxes on vested restricted stock awards and options exercised	404,168	—	(9,496)	—	—	(9,496)
Exercise of stock options	1,574,454	—	1,345	—	—	1,345
Excess tax benefit from stock-based compensation	—	—	8,037	—	—	8,037
Employee Stock Purchase Plan	32,108	—	241	—	—	241
Special Cash Dividend	—	—	—	(95,562)	—	(95,562)
Net income	—	—	—	62,505	—	62,505
Pension and postretirement plan liability adjustments, net of tax of $386	—	—	—	—	(642)	(642)

Balance—December 31, 2012	94,950,120	$10	$236,029	$285,011	$(3,102)	$517,948

Stock-based compensation expense	—	—	5,203	—	—	5,203
Payment of withholding taxes on vested restricted stock awards and options exercised	127,952	—	(860)	—	—	(860)
Exercise of stock options	602,900	—	1,934	—	—	1,934
Excess tax benefit from stock-based compensation	—	—	3,531	—	—	3,531
Employee Stock Purchase Plan	25,240	—	349	—	—	349
Net income	—	—	—	127,338	—	127,338
Pension and postretirement plan adjustments, net of tax of $6,281	—	—	—	—	10,637	10,637

Balance—December 31, 2013	95,706,212	$10	$246,186	$412,349	$7,535	$666,080

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income	$127,338	$62,505	$123,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,435	63,124	51,036
Stock-based compensation expense	5,203	5,242	3,985
Pension and postretirement	(3,908)	1,489	880
Excess tax benefit from stock-based compensation	(3,531)	(8,037)	(1,332)
Amortization of debt issuance costs	4,489	3,479	2,482
Loss on disposal of fixed assets	1,012	1,202	910
Deferred income taxes	59,865	23,128	41,766
Changes in assets and liabilities:
Trade accounts receivable, net	(11,133)	(1,796)	(5,778)
Other receivables	6,374	1,186	(2,722)
Inventories	2,934	(1,248)	(3,528)
Prepaid expenses and other current assets	9,488	(5,601)	(239)
Other assets	(382)	(452)	(639)
Accounts payable	(6,191)	9,163	(8,979)
Accrued expenses and other liabilities	(3,364)	10,572	(68,871)
Accrued compensation costs	15,065	(6,127)	3,424

Net cash provided by operating activities	298,694	157,829	136,376

Investing activities
Longview acquisition, net of cash acquired	(538,239)	—	—
USC acquisition, net of cash acquired	—	(314)	(331,632)
KPB acquisition earn-out payment	—	—	(49,700)
Capital expenditures	(96,706)	(67,237)	(42,531)

Net cash used in investing activities	(634,945)	(67,551)	(423,863)

Financing activities
Proceeds from revolving credit facility	321,613	142,900	7,600
Repayments on revolving credit facility	(385,113)	(79,400)	(7,600)
Proceeds from long-term debt	1,275,000	—	375,000
Repayments of long-term debt	(356,550)	(50,000)	(134,582)
Redemption of Longview senior notes	(507,520)	—	—
Special cash dividend	—	(94,910)	—
Debt issuance costs	(19,654)	—	(13,819)
Proceeds from other current borrowings	5,115	3,398	2,273
Repayments on other current borrowings	(5,115)	(3,398)	(2,273)
Payment of withholding taxes on stock awards	(860)	(9,496)	(952)
Proceeds from exercises of stock options	1,934	1,345	1,264
Proceeds from shares issued to ESPP	349	241	192
Loan amendment costs	—	(569)	(244)
Excess tax benefit from stock-based compensation	3,531	8,037	1,332

Net cash provided by (used in) financing activities	332,730	(81,852)	228,191

Net increase (decrease) in cash and cash equivalents	(3,521)	8,426	(59,296)
Change in cash equivalents-beginning of period	16,488	8,062	67,358

Change in cash equivalents-end of period	$12,967	$16,488	$8,062

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

        KapStone Paper and Packaging Corporation, or the "Company," produces and sells a variety of containerboard, corrugated products, and specialty paper products in the United States and globally. The Company was incorporated on April 15, 2005 in Delaware.

        On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc. ("Longview") and on October 31, 2011, the Company consummated the acquisition of U.S. Corrugated Acquisition Inc. ("USC") from its stockholders by merger. As a result of the Longview and USC acquisitions, the accompanying consolidated financial statements are not comparative. The accompanying consolidated financial statements include the results of Longview and USC since the date of the respective acquisitions (see Note 3—"Longview Acquisition" and Note 4—"USC Acquisition").

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

        Cost of Sales—Cost of sales includes material, labor and overhead costs but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper and packaging manufacturing process are reflected as a reduction to cost of sales. Income from sales of by-products is derived primarily from the sale of tall oil, hardwood, turpentine and waste bales to third

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

parties. During 2013, 2012 and 2011, cost of sales was reduced by $32.3 million, $23.0 million, and $16.0 million, respectively for these by-product sales.

        Freight and distribution expenses—Freight and distribution include shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Planned Maintenance Outage Costs—The Company recognizes the cost of maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. The Company performs annual planned maintenance outages at its Roanoke Rapids, Longview, and Cowpens mills. The Charleston mill has a tri-annual planned maintenance outage which occurred during the year ended December 31, 2013. Costs of approximately $24.9 million, $18.4 million, and $18.8 million related to planned maintenance outages are included in cost of sales for the years ended December 31, 2013, 2012, and 2011, respectively.

        Net Income per Common Share—Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued for the exercise of outstanding in-the-money stock options and unvested restricted stock awards and assuming the proceeds thereof were used to purchase common shares at the average market price during the period such awards were outstanding and inclusion of such shares is dilutive to net income per share.

        Concentrations of Risk—Financial instruments that potentially expose the Company to concentrations of credit and market risk consist primarily of cash and cash equivalents and trade accounts receivable from sales of product to third parties. When excess cash and cash equivalents are invested they are placed in investment grade commercial paper.

        No customer accounted for more than 10 percent of consolidated net sales in 2013, 2012 and 2011. In order to mitigate credit risk, the Company obtains letters of credit for certain export customers. For the years ended December 31, 2013, 2012 and 2011, net sales to US based customers were 80 percent, 77 percent, and 65 percent, respectively, of consolidated net sales. Net sales to foreign based customers during 2013, 2012 and 2011 were 20 percent, 23 percent, and 35 percent, respectively, of consolidated net sales. See Note 16—"Segment Information".

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2013, 2012 and 2011 changes to the allowance for doubtful accounts are summarized as follows ($000's):

Year ended:	Balance at beginning of year	Charged to Expense	Deductions	Balance at end of year
December 31, 2013	$96	$607	$(21)	$682
December 31, 2012(1)	$571	$97	$(572)	$96
December 31, 2011(2)	$1,205	$29	$(663)	$571

(1)
Deductions in 2012 include a $0.4 million valuation adjustment and $0.2 million of accounts written-off.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

(2)
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

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loan and short-term borrowings are financial liabilities with fair values that approximate their carrying value of $1.2 billion (see Note 9).

        Inventories—Inventories are valued at the lower of cost or market; whereby, cost includes all direct and indirect materials, labor, and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method for the legacy KapStone locations. Replacement parts and other supplies are stated using the average cost method. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges of inventory measured at the book value of the item exchanged.

        In conjunction with the Longview acquisition, KapStone acquired Longview's inventories which were stated at fair value. Cost for the Longview inventories is determined on a last-in, first-out method except for replacement parts and supplies inventories, which are valued using the average cost method.

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

        The Company accounts for costs incurred for the development of software for internal use in accordance with ASC 350 Intangibles—Goodwill and Other. This standard requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software.

        Goodwill and Intangible Assets— Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

Goodwill and Other, the Company evaluates goodwill using a qualitative assessment to determine whether it is more likely than not that fair value of any reporting unit is less than it carrying amount. If the Company determines that the fair value of the reporting unit may be less than its carrying amount, the Company evaluates goodwill using a two-step impairment test. Otherwise, the Company concludes that no impairment is indicated and does not perform the two-step impairment test.

        If the qualitative assessment concludes that the two-step impairment test is necessary, the first step is to compare the book value of the reporting unit, including goodwill, with its fair value. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has identified three reporting units. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for the Company to ensure that the implied control premium is reasonable. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter and did not result in an impairment charge.

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

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method. For the years ended December 31, 2013, 2012 and 2011, $4.5 million, $3.5 million, and $2.5 million, respectively, of debt issuance costs have been amortized and recognized within interest expense, net.

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

        Segment Information—The Company has one operating segment. The Company produces containerboard, corrugated products and specialty paper which are sold to customers who convert our products into end-market finished products or internally to corrugating plants that produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging.

Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-11 "Disclosures about Offsetting Assets and Liabilities", which amends certain provisions in ASC 210 "Balance Sheet". Subsequently in January 2013, the FASB issued ASU 2013-01 which amends the scope of ASU 2011-11. These provisions require additional disclosures for certain financial instruments that are presented net for financial statement presentation or are subject to a master netting arrangement, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The adoption of these provisions did not have a material impact on our consolidated financial statements.

        In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which amends certain provisions in ASC 220 "Comprehensive Income". These provisions require the disclosure of significant amounts that are reclassified out of other comprehensive income into net income in its entirety during the reporting period. These provisions are effective for fiscal and interim periods beginning after December 15, 2012.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        The Company's other comprehensive income included reclassification adjustments related to our defined benefit pension plans and other postretirement benefits for the amortization of actuarial losses and prior service costs which are included in cost of sales, excluding depreciation and amortization, in the accompanying Consolidated Statements of Comprehensive Income.

        In July 2013, the FASB issued ASU No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, "Income Taxes", to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company is required to adopt ASU No. 2013-11 beginning in the first quarter of 2014 and is currently evaluating the impact of adoption.

3. Longview Acquisition

        On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc., ("Longview") for $1.025 billion plus $41.5 million of working capital adjustments. Longview is a leading manufacturer of high quality containerboard, kraft papers, and corrugated products. Longview's operations include a paper mill located in Longview, Washington equipped with five paper machines which have the capacity to produce 1.3 million tons of containerboard and kraft paper annually. Longview also owns seven converting facilities located in the Pacific Northwest.

        The acquisition was financed by borrowings under the Amended and Restated Credit Agreement dated July 18, 2013 which provides for a Credit Facility of $1.675 billion, consisting of a Term Loan A-1 of $805.0 million, a Term Loan A-2 of $470.0 million, a $400.0 million Revolver and an accordion feature that provides for, subject to certain terms and conditions, up to $300.0 million of additional commitments. A portion of the funds borrowed under the Credit Facility were used to repay $331.1 million outstanding under the Company's then-existing Credit Facility and to pay $19.7 million of bank fees. See Note 9, "Short-term Borrowings and Long-term Debt", for more information on the Amended and Restated Credit Agreement.

        The Longview business was deemed an attractive acquisition candidate based on meeting the Company's objectives of being a North American based profitable company in the paper and packaging industry, enabling expansion of the Company's presence in the western United States and for its expected synergies with the Company's existing operations.

        Transaction fees and expenses for the Longview acquisition related to due diligence, advisory and legal services were expensed as incurred. These costs were $8.5 million for the year ended December 31, 2013 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

        The Longview acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations, and the accompanying consolidated financial statements include the results of Longview since July 18, 2013. The Company estimated the fair value of the assets and liabilities of Longview at the time of acquisition and used third-party appraisals to assist in determining the fair market value for acquired tangible and intangible assets. The appraisal process for determining the fair

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. Longview Acquisition (Continued)

value of the acquired assets included a valuation of the acquired assets with a consideration of the three traditional valuation approaches to fair value: cost, market and income. A combination of market and cost valuation approaches was used for property, plant, and equipment and the income valuation approach was used for intangible assets. In addition, the acquired pension assets and assumed pension liabilities were re-measured as of the acquisition date.

        The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary subject to final review of acquired asset valuations and related deferred income taxes.

        The following table summarizes the Longview acquisition consideration:

Purchase price (net of $20.7 million of cash acquired)	$1,004,259
Working capital adjustments	41,500

Net acquisition consideration	1,045,759
Proceeds for redemption of Longview senior notes	(507,520)

Longview acquisition, net of cash acquired	$538,239

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. Longview Acquisition (Continued)

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the Longview acquisition, as well as adjustments made during 2013 (referred to as "measurement period adjustments"):

	Amounts Recognized at Acquisition Date(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
Deposit for redemption of senior notes	$507,520	$—	$507,520
Trade accounts receivable	104,605	324	104,929
Inventories	106,493	312	106,805
Prepaid expenses and other current assets	2,569	(15)	2,554
Plant, property and equipment	791,176	9,487	800,663
Pension asset	112,141	—	112,141
Other receivables and assets	9,919	1,944	11,863
Intangible assets	78,593	(993)	77,600
Accounts payable	(71,663)	—	(71,663)
Accrued expenses	(12,968)	(4,662)	(17,630)
Accrued compensation costs	(27,102)	7,717	(19,385)
Debt	(507,520)	—	(507,520)
Pension and post retirement benefits	(72,729)	4,624	(68,105)
Deferred income taxes	(289,486)	(4,600)	(294,086)
Other noncurrent liabilities	(2,132)	(730)	(2,862)
Goodwill	315,569	(12,634)	302,935

Total acquisition consideration	$1,044,985	$774	$1,045,759

(1)
Preliminary allocation of Longview acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(2)
The measurement period adjustments include the following:

•
Property, plant and equipment were adjusted by $9.5 million to reflect updated valuation information.

•
Pension and postretirement benefits were adjusted by $5.6 million to reflect updates to the actuarial valuation report as of the acquisition date.

•
Deferred tax increase primarily due to the change in property, plant and equipment and pension.

•
The net impact of measurement period adjustments resulted in a net decrease to goodwill.

•
Certain liability amounts have been reclassified to conform to current presentation.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. Longview Acquisition (Continued)

        At closing, Longview was the obligor for a series of its senior notes with a redemption value of $507.5 million. As required by the terms of the acquisition agreement, a portion of the deal proceeds were placed in escrow with the trustee under the indenture governing the senior notes for payment of the redemption price for the senior notes which were redeemed in full in August 2013.

        The acquisition of Longview resulted in the recognition of $302.9 million of goodwill that will not be deductible for tax purposes. Goodwill represents expected synergies with the Company's existing operations which include growth of new and existing customers, geographical expansion, management expertise, and elimination of overhead redundancies.

        The following table summarizes the acquired identified intangible asset and the respective fair value and estimated useful life at the date of acquisition:

	Estimated Useful Life in Years	Fair Value
Customer relationships	15	$70,000
Definite-lived trademarks	10 - 20	7,600

Total fair value of intangible assets		$77,600

        The fair value of the acquired identified intangible assets is amortized on a straight-line basis over the remaining useful life. The estimated amortization expense for the next five years is as follows:

2014	$5,197
2015	5,197
2016	5,197
2017	5,197
2018	5,197
Thereafter	49,254

Total	$75,239

        Since the July 18, 2013 acquisition date, the Company's consolidated statement of comprehensive income for 2013 includes $439.6 million of net sales and $87.0 million of operating income from the operations acquired with the Longview acquisition.

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

3. Longview Acquisition (Continued)

necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Years Ended December 31,
	2013	2012
	(unaudited)	(unaudited)
Net sales	$2,237,677	$2,047,725
Net income	$157,367	$103,899

4. USC Acquisition

        On October 31, 2011, the Company consummated the acquisition of USC from its stockholders by merger for $330.0 million in cash plus $1.6 million of working capital adjustments. USC was a privately-held corporation which, through its subsidiaries, operated a recycled containerboard paper mill in Cowpens, South Carolina and 20 converting facilities across the eastern and Midwestern United States. Six of such converting facilities (and certain related assets) were disposed of by USC prior to closing and were not acquired by the Company. The assets acquired consisted of a recycled containerboard paper mill in Cowpens, South Carolina and fourteen box and corrugated sheet plants across the eastern and Midwestern United States.

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

        In 2011, acquisition related costs for due diligence, advisory, legal services, and other items were $2.7 million. Following the acquisition in 2012, integration related costs were $3.8 million. All costs were expensed as incurred and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

4. USC Acquisition (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed by major class of assets and liabilities as of the acquisition date:

Amounts Recognized at Acquisition Date
Trade accounts receivable	$38,377
Other receivables	5,745
Inventories	35,411
Prepaid expenses and other current assets	754
Plant, property and equipment	106,032
Other assets	634
Intangible assets	47,100
Goodwill	171,069
Deferred tax asset	2,978
Accounts payable	(33,950)
Accrued expenses	(3,771)
Accrued compensation costs	(4,894)
Deferred income taxes	(29,432)
Other liabilities	(4,107)

Total acquisition consideration	$331,946

        The USC acquisition resulted in the recognition of $171.1 million of goodwill that will not be deductible for tax purposes. The goodwill recorded represents expected synergies with the Company's existing operations with the acquired facilities including growth of new and existing customers, elimination of corporate overhead redundancies, logistical improvements and mitigation of the risk of mill downtime.

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

	Years Ended December 31,
	2011	2010
	(unaudited)	(unaudited)
Net Sales	$1,225,575	$1,141,007
Net Income	$128,047	$66,293

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

5. Inventories

        Inventories consist of the following at December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Raw materials	$83,136	$43,791
Work in process	3,293	1,987
Finished goods	58,336	39,603
Replacement parts and supplies	66,842	28,130

Inventory at FIFO costs	211,607	113,511
LIFO inventory reserves	5,775	—

Inventories	$217,382	$113,511

        At December 31, 2013 and 2012, finished goods inventory included inventory consigned to third parties totaling $8.5 million and $6.2 million, respectively.

6. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Land and land improvements	$71,931	$29,225
Buildings and leasehold improvements	146,686	51,480
Machinery and equipment	1,399,366	686,992
Construction-in-process	70,873	26,007

	1,688,856	793,704
Less accumulated depreciation and amortization	299,247	217,589

Plant, property, and equipment, net	$1,389,609	$576,115

        Depreciation expense for the years ended December 31, 2013, 2012, and 2011, was $86.1 million, $56.7 million, and $47.0 million, respectively. The increase in depreciation expense for the year ended December 31, 2013 reflects the inclusion of the Longview acquisition since July 18, 2013.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill and other intangible assets for the years 2013 and 2012:

	Goodwill	Intangible Assets, Net
Balances at December 31, 2011	$237,193	$63,715
Amortization expense	—	(8,388)
USC acquisition measurement period adjustments	(10,904)	1,700

Balances at December 31, 2012	226,289	57,027
Amortization expense	—	(10,882)
Longview acquisition	302,935	77,600
Other	(709)	—

Balances at December 31, 2013	$528,515	$123,745

        Intangible assets other than goodwill include the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived trademarks	$35,300	$(19,288)	$16,012	$27,700	$(15,584)	$12,116
Customer lists and relationships	119,204	(12,964)	106,240	49,204	(6,024)	43,180
Lease, contracts and other	15,943	(14,450)	1,493	15,943	(14,212)	1,731

Total	$170,447	$(46,702)	$123,745	$92,847	$(35,820)	$57,027

        Estimated amortization expense for the next five years, beginning with 2014, is as follows: $13.7 million, $13.7 million, $11.9 million, $10.2 million, and $10.2 million. At December 31, 2013, the weighted average remaining useful life for trademarks is 8.5 years; customer relationships is 12 years; other contractual agreements is 22 years; and for intangible assets in total is 12 years.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

8. Accrued Expenses

        Accrued expenses consist of the following at December 31, 2013 and 2012, respectively:

	December 31,
	2013	2012
Energy costs	$11,868	$8,639
Taxes other than income	5,985	2,891
Customer rebates	5,870	4,693
Current postretirement obligation	4,232	70
Capital spending	4,035	3,305
Freight	2,824	970
Worker's compensation	2,111	1,222
Other accruals	8,960	7,935

Accrued expenses	$45,885	$29,725

9. Short-term Borrowings and Long-term Debt

Amended and Restated Credit Agreement

        On July 18, 2013, in conjunction with the Longview acquisition, the Company entered into the Amended and Restated Credit Agreement which provides for a Credit Facility in an initial aggregate principal amount of $1.675 billion, consisting of a Term Loan A-1 of $805.0 million, a Term Loan A-2 of $470.0 million, and the Revolver consisting of $400.0 million (including a $50.0 million letter of credit sub-facility and a $30.0 million swing line loan sub-facility) and an "accordion" feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Credit Facility by up to $300.0 million. The proceeds of Term Loan A-1, Term Loan A-2, and $154.3 million of borrowings under the Revolver were used to finance the Company's acquisition of Longview, pay certain transaction fees and expenses, repay certain existing indebtedness, and provide for ongoing working capital requirements and general corporate purposes.

        Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the "Unused Fee Rate"), which will initially be 0.50%.

        Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Short-term Borrowings and Long-term Debt (Continued)

        Long-term debt consists of the following at December 31, 2013 and December 31, 2012, respectively:

	December 31,
	2013	2012
Term loan A-1 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 2.25% at December 31, 2013	$754,938	$—
Term loan A-2 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 2.5% at December 31, 2013	468,825	—
Term loan under Credit Agreement with interest payable monthly at LIBOR plus 1.5% at December 31, 2012	—	305,313

Total long-term debt	1,223,763	305,313
Less current portion of debt	(4,950)	—
Less unamortized debt issuance costs	(26,400)	(11,003)

Long-term debt, net of current portion and debt issuance costs	$1,192,413	$294,310

        The principal portion of long-term debt at December 31, 2013 becomes due as follows:

Fiscal year ending:
2014	$4,950
2015	44,950
2016	55,013
2017	95,263
2018	578,262
2019	4,700
2020	440,625

Total	$1,223,763

        As of December 31, 2013, the Company had no amounts outstanding under the Revolver under the Amended and Restated Credit Agreement. As of December 31, 2012, $63.5 million of short-term borrowings were outstanding under the Company's previous revolver. The Revolver's weighted average interest rate was 1.71 percent as of December 31, 2012.

        As of December 31, 2013, the Company has current availability of $395.3 million under the Revolver.

        The Company incurred approximately $19.7 million of debt issuance costs associated with the Amended and Restated Credit Agreement, which is being amortized using the effective interest method.

        Interest paid was $20.5 million, $8.3 million, and $3.8 million, in 2013, 2012 and 2011, respectively. Interest paid was higher in 2013 due to a higher average term loan balance to fund the Longview acquisition.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Short-term Borrowings and Long-term Debt (Continued)

Debt Covenants

        The Company's Amended and Restated Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

        As of December 31, 2013, the Company was in compliance with all applicable covenants in the Amended and Restated Credit Agreement.

Fair Value of Debt

        As of December 31, 2013, the fair value of the Company's debt approximates the carrying value of $1.2 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Current Borrowing

        In 2013 and 2012, the Company entered into financing agreements of $5.1 million and $3.4 million, respectively, at an annual interest rate of 1.61 and 2.0 percent, respectively, for its annual property insurance premiums. These agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st of each year.

10. Pension and Postretirement Benefits

        The Company and its subsidiaries have three defined benefit retirement plans ("Plans") for certain eligible employees. The legacy KapStone defined benefit plan provides benefits based on years of credited service and stated dollar level multipliers for each year of service. We also sponsor postretirement plans which provide certain medical and life insurance benefits ("other benefits") to qualifying employees.

        In conjunction with the Longview acquisition, the Company acquired two defined benefit plans, with balances as of the acquisition date consisting of a net pension asset of $112.1 million for a plan covering salaried and non-union hourly employees and an assumed net pension liability of $51.1 million for a plan covering certain union represented employees. The liabilities for the benefit obligation under the union plan are based on the collective bargaining agreements currently in effect. Future negotiations on collective bargaining agreements could have an effect on these liabilities.

        Effective January 1, 2009, the Longview plan covering certain salaried and non-union hourly employees with a defined benefit formula was changed to a cash balance plan. As a result, benefits under the defined benefit plan are frozen.

        Effective December 31, 2010, benefits under the plan covering a majority of union employees were frozen. Cash balance contributions were made for certain eligible employees in 2013, 2012 and 2011.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        For all three plans we recognize the funded status in the consolidated balance sheets. We also recognize as a component of accumulated other comprehensive income (loss), the net of tax results of the gains or losses and prior service costs or credits that arise during the period but are not recognized in net periodic benefit cost. These amounts will be adjusted out of accumulated other comprehensive income (loss) as they are subsequently recognized as components of net periodic benefit cost.

        The changes in benefit obligations and Plan assets at December 31, 2013 and 2012 were:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$29,140	$21,888	$1,361	$1,453
Longview acquisition	559,538	—	21,634	—
Service cost	8,274	4,094	47	36
Interest cost	13,555	1,007	354	63
Actuarial loss (gain)	(16,527)	2,390	(9)	(218)
Participant contributions	—	—	505	79
Benefits paid	(17,019)	(239)	(3,045)	(52)
Prior service cost	745	—	—	—

Benefit obligation at end of year	$577,706	$29,140	$20,847	$1,361

Change in Plan Assets
Fair value of plan assets at beginning of year	$17,414	$12,507	$—	$—
Longview acquisition	620,546	—	—	—
Actual return on plan assets	21,739	1,650	—	—
Employer contributions	2,810	3,496	2,540	(27)
Participant contributions	—	—	505	79
Benefits paid	(17,019)	(239)	(3,045)	(52)

Fair value of plan assets at end of year	$645,490	$17,414	$—	$—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The funded status and amounts recognized in our consolidated balance sheets at December 31, 2013 and 2012 were:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Funded Status at End of Year	$67,784	$(11,726)	$(20,847)	$(1,361)

Amounts Recognized in Consolidated Balance Sheets:
Other assets	$120,780	$—	$—	$—
Accrued expenses	—	—	(4,232)	(70)
Pension and postretirement benefits	(52,996)	(11,726)	(16,615)	(1,291)

Net amount recognized	$67,784	$(11,726)	$(20,847)	$(1,361)

Amounts Recognized in Accumulated Other Comprehensive (Income) Loss (Pre-tax)
Total net (gain) loss	$(11,687)	$6,016	$147	$175
Prior service cost	745	130	(1,286)	(1,486)

Total	$(10,942)	$6,146	$(1,139)	$(1,311)

Weighted-Average Discount Rate Assumption used to Determine Projected Benefit Obligations at December 31, 2013 and 2012	5.11%	4.11%	4.83%	4.11%
Rate of compensation increase(1)	3.00%	N/A	N/A	N/A

(1)
For participants in the Longview Pension Plan

        The accumulated benefit obligation for the defined benefit pension plan was $577.7 million and $29.1 million at December 31, 2013 and 2012, respectively. This year-over-year increase is a result of the Longview acquisition.

        Components of pension benefit and other postretirement benefit costs were:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Service cost	$8,274	$4,094	$3,375	$47	$36	$33
Interest cost	13,555	1,007	814	354	63	84
Expected return on plan assets	(20,851)	(934)	(740)	—	—	—
Amortization of prior service cost (benefit)	130	368	564	(200)	(200)	(200)
Amortization of net loss (gain)	289	215	—	20	45	66

Benefit cost—Company plans	1,397	4,750	4,013	221	(56)	(17)
Pension benefit cost—multi-employer plan	325	86	11	—	—	—

Total benefit cost	$1,722	$4,836	$4,024	$221	$(56)	$(17)

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        Weighted-Average actuarial assumptions used to determine benefit costs were:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.77%	4.64%	5.75%	3.26%	4.64%	5.75%
Rate of compensation increase	3.00%	—	—	—	—	—
Long-term rate of return on plan assets	6.98%	6.25%	6.50%	—	—	—

        The Company assumed health care cost trend rates for its postretirement benefits plans were as follows:

Plans	2013
Health care cost trend rate assumed for next year	6.3%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	6.4%
Year the rate reaches the ultimate trend rate	2033

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates at December 31, 2013 is summarized below:

Change in Health Care	Minus 1%	Plus 1%
Service and interest cost	$(27)	$27
Accumulated benefit obligation	$(791)	$838

        Other changes in Plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Net actuarial (gain) loss	$(17,415)	$1,673	$(9)	$(218)
Prior service sost	745	—	—	—
Amortization of prior service (cost) benefit	(130)	(368)	200	200
Amortization of net gain (loss)	(289)	(215)	(20)	(45)

Net amount recognized before tax	$(17,089)	$1,090	$171	$(63)

        The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during 2014 are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$402	$(200)
Net actuarial loss	—	19

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        As of December 31, 2013 and 2012, $7.5 million and $(3.1) million, respectively, were included net of tax in accumulated other comprehensive income (loss).

  Plan Assets

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2013 was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,194	$—	$—	$58,194
Equity securities:
Common stock	16	—	—	16
U.S. large cap	25,565	—	—	25,565
U.S mid cap	4,666	—	—	4,666
Emerging market large cap	5,121	—	—	5,121
Global real estate	50,456	—	—	50,456
Foreign large cap	72,067	—	—	72,067
Foreign mid growth	930	—	—	930
Debt Securities:
Corporate bonds and notes:
Short-term	—	144,438	—	144,438
Mid-term	5,960	136,412	—	142,372
Long-term	1,049	13,586	—	14,635
Emerging market bonds	1,465	—	—	1,465
U.S. Government and agency securities (short-term)	33,187	29,916	—	63,103
Mortgage backed securities	—	10,404	—	10,404
Real estate	—	1,092	24,412	25,504
Limited partnership investments	—	—	25,548	25,548
Other	1,006	—	—	1,006

Total assets	$259,682	$335,848	$49,960	$645,490

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The table below presents a summary of changes in the fair value of the Plans' level three assets as of December 31, 2013:

Year ended December 31, 2013	Real Estate	Limited Partnership Investments	Total
Balance, beginning of year	$—	$—	$—
Fair value at acquisition date	22,172	26,672	48,844
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Total gains or (losses):
Included in changes in net assets	3,150	4,357	7,507
Included in other comprehensive income	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	828	828
Issuances	—	—	—
Sales	(910)	(6,309)	(7,219)
Settlements	—	—	—

Balance, end of year	$24,412	$25,548	$49,960

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2012 was as follows:

	Level 1	Level 2	Level 3	Total
Equity Securities:
U.S. large cap	$—	$3,204	$—	$3,204
U.S. mid cap growth	—	389	—	389
U.S. small-cap	—	397	—	397
International funds	—	1,430	—	1,430
Debt securities:
Corporate bonds	—	11,119	—	11,119
Mortgage-backed bonds	—	875	—	875

Total assets	$—	$17,414	$—	$17,414

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        Level 3 assets are those where the fair value is determined based on unobservable inputs. Quoted market prices are not available for certain investments, including real estate and limited partnership investments. These investments are recorded at their estimated fair market value; therefore, the reported value may differ from the value that would have been used had a quoted market price existed. Investments of this nature are valued by the Company based on the nature of each investment and the information available to management at the valuation date. Such information would include statements received from the investment managers, transaction data, and other third-party information deemed reliable for the purposes of developing such an estimate. The Company believes that the reported amounts for these investments are a reasonable estimate of their fair value at December 31, 2013.

        To develop the expected long-term rate of return on plan assets assumption for the pension plans, the Company considers the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

        The Company's pension plan weighted-average asset allocations and target asset allocations at December 31, 2013 and 2012, by asset category were as follows:

	2013	2012	Target Allocation
Debt securities	58%	69%	56%
Equity securities	25%	31%	38%
Real estate	4%	—%	1%
Cash	9%	—%	—%
Other	4%	—%	5%

Total	100%	100%	100%

        The Company's investment strategy reflects the expectation that debt securities will outperform equity securities over the long term. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company's Investment Policy guidelines. The strategy is implemented utilizing assets from the categories listed.

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

        The Company currently anticipates making contributions of approximately $4.0 million in 2014. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change. The Company anticipates making contributions to the postretirement plans in 2014 as claims are submitted.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The following table presents estimated future gross benefit payments for the Company's Plans:

	Pension Benefits	Other Benefits
2014	$35,528	$4,232
2015	36,799	3,673
2016	37,672	2,991
2017	38,948	2,488
2018	40,166	1,937
Succeeding 5 years	213,417	5,344

  Postretirement Benefits Other Than Pensions

        In conjunction with the Longview acquisition, the Company assumed a liability of $21.6 million for the Longview Retiree Medical Benefits Plan. This plan provides postretirement health care insurance benefits through an indemnity plan and a health maintenance organization ("HMO") plan for certain salary and non-salary Longview employees and their dependents. Individual benefits generally continue until age 65. Effective for the majority of union employees active on June 1, 2010, the Company amended the plan such that postretirement health care insurance benefits terminated on December 31, 2013. The Company does not pre-fund these benefits, and, accordingly, there are no postretirement plan assets. The postretirement plan also includes a retiree contribution requirement for certain salaried and certain hourly employees. The retiree contribution amount is adjusted annually.

  Multiemployer Pension Plan

        In conjunction with each of the Longview and USC acquisitions, the Company assumed participation in the GCIU-Employer Retirement Fund (formerly IP&GCU—Employer Retirement Fund) (the "GCIU Fund") for hourly employees at four plant locations. The GCIU Fund is a multiemployer defined benefit retirement plan established for employers and unions in the newspaper, commercial printing, printing specialties and paper products industries that have entered into collective bargaining agreements wherein provisions are made for contributions to be made by the employers to provide retirement benefits to eligible employees or their beneficiaries.

        The risks of participating in the multiemployer plan are different from single-employer plans. Unlike single employer plans, assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other plan participants. All contributions to this plan are made solely by participating employers. As such, if a participating employer stops contributing to the plan, the Company may be liable for the related unfunded obligations. If the Company chooses to stop participating in the multiemployer plan, the Company may be required to pay the plan an amount based on the unfunded status of the plan. For more information related to the plan, the U.S. Department of Labor makes IRS filings and actuarial reports available to the public.

        The contribution schedule for the multiemployer plan is determined by the collective bargaining agreements between participating employers and participating unions. The Company does not determine the actuarial present value of accumulated plan benefits, as net assets available for benefits allocable to the individual participating employers are determined by reference to the multiemployer

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

plan's funding status as a whole. The Company makes contributions to the multiemployer plan in accordance with its contribution schedule, including employer surcharges and additional contributions resulting from the multiemployer plan's adoption of a rehabilitation plan effective November 1, 2009.

        The multiemployer plan has a fiscal year end of December 31, which may impact financial information available as of December 31, 2013. The contributions made by the Company were less than 5.0 percent of the total employers' contributions to the multiemployer plan for the plan year ended December 31, 2012, the most recent date for which information was available.

						Contributions by the Company for the period Ended December 31,
		Pension Protection Act Zone Status								Expiration Date of Collective- Bargaining Agreement
					FIP / RP Status Pending / Implemented
	Federal EIN								Surcharge Imposed
Pension Fund		2013	2012	2011		2013	2012	2011
GCIU-Employer Retirement Fund	91-6024903	Critical	Critical	Critical	Implemented	$339	$86	$11	Yes	Varies 6/16/2014 thru 10/21/2015

        According to the audited financial statements of the multiemployer plan, the net assets available for benefits were $1,063 million and $1,033 million as of December 31, 2012 and 2011, respectively. An independent actuarial valuation calculated the actuarial present value of accumulated plan benefits to be $1,654 million and $1,609 million as of January 1, 2012 and 2011, respectively. At December 31, 2013, the Company's estimated withdrawal liability is $50.1 million and would only be incurred if the Company withdrew from the multiemployer pension plan. In accordance with ASC 715, Compensation—Retirement Benefits, this potential liability is not recognized in the Company's Consolidated Balance Sheets.

  Defined Contribution Plan

        Certain employees are covered under a 401(k) defined contribution plan. The expense related to this plan was $12.3 million, $11.2 million, and $7.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

        In conjunction with the Longview acquisition, the Company acquired two additional savings plans. These savings plans allow certain employees salary deferrals in accordance with section 401(k) of the Internal Revenue Code of 1986, as amended. The Company makes a contribution equal to between 2 percent and 3 percent of the certain eligible union employee's earnings.

11. Income taxes

        The Company's U.S. federal statutory tax rate was 35.0 percent for each of 2013, 2012, and 2011. The Company's effective income tax rate for the years ended December 31, 2013, 2012, and 2011 were 34.7 percent, 35.9 percent, and (23.6) percent, respectively. Substantially all income was earned in the United States.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

        The Company's provision (benefit) for income taxes for the years ended December 31, 2013, 2012, and 2011 consists of the following:

	At Years Ended December 31,
	2013	2012	2011
Current:
Federal	$2,384	$10,213	$(52,358)
State	5,403	1,637	(13,048)

Total current	7,787	11,850	(65,406)

Deferred:
Federal	$53,404	$22,794	$40,062
State	6,461	334	1,704

Total deferred	59,865	23,128	41,766

Total provision (benefit) for income taxes	$67,652	$34,978	$(23,640)

        Income taxes paid, net of refunds, were $4.0 million, $7.0 million, and $0.3 million in 2013, 2012 and 2011, respectively.

        The Company's effective income tax rate differs from the statutory federal income tax rate as follows:

	At Years Ended December 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.9	2.1	3.3
Deferred tax adjustments due to tax rate changes	1.2	(0.7)	—
Domestic manufacturing deduction	(2.0)	(0.9)	—
Reversal of uncertain tax positions	(2.6)	—	(62.3)
Other	0.2	0.4	0.4

Effective income tax rate	34.7%	35.9%	(23.6)%

        For the years ended December 31, 2013 and 2012, respectively, the Company's effective income tax rate included a 1.2 percent deferred tax adjustment as a result of state tax rate changes due to the Longview acquisition and a (0.7) percent deferred tax benefit as a result of the USC acquisition.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012, for the Company are as follows:

	Years Ended December 31,
	2013	2012
Deferred tax assets resulting from:
Inventories	$—	$3,425
Accrued compensation costs	5,697	3,315
Acquisition transaction costs	995	1,081
Pension and postretirement benefits	—	5,960
Stock based compensation	4,571	3,330
Tax credits carry-forwards	2,982	28,724
State net operating loss carry-forwards	519	1,084
Other	2,399	2,935

Total deferred tax assets	$17,163	$49,854
Deferred tax liabilities resulting from:
Inventories	(10,767)	—
Prepaid expenses	(1,927)	(1,896)
Pension and postretirement benefits	(14,904)	—
Tax depreciation in excess of book depreciation	(397,571)	(122,152)
Intangible assets	(33,937)	(9,892)
Goodwill	(8,174)	(6,509)

Total deferred tax liabilities	$(467,280)	$(140,449)

Net deferred tax liabilities	$(450,117)	$(90,595)

        At December 31, 2013 and 2012, the Company had the following net deferred tax (liabilities) / assets on the Consolidated Balance Sheets:

	Years Ended December 31,
	2013	2012
Current deferred tax assets, net	$—	$5,864
Current deferred tax liability, net	(5,445)	—
Non-current deferred tax liabilities	(444,672)	(96,459)

Net deferred tax liabilities	$(450,117)	$(90,595)

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

        The Company has a $0.5 million state tax net operating loss carry-forward which is available to reduce future taxable income in various state jurisdictions and expires between 2015 and 2030.

        The Company has a $2.3 million cellulosic biofuel tax credit which is available to reduce future taxable income in federal and various state jurisdictions and expires in 2015. The Company expects to fully utilize the $2.3 million cellulosic biofuel tax credit in 2014. The Company has $0.7 million of other tax credits which expire between 2015 and 2033.

        The following is a reconciliation of the total amount of unrecognized tax benefits:

	Years Ended December 31,
	2013	2012
Unrecognized tax benefits at beginning of year	$4,977	$4,977
Gross increase—tax positions prior period	—	—
Gross decrease—tax positions prior period	(4,977)	—
Gross increase—tax positions current period	—	—
Longview acquisition	730	—
Lapse of statute of limitations	—	—

Unrecognized tax benefits at end of year	$730	$4,977

        In October 2013, the IRS Office of Chief Counsel released a memorandum providing guidance on the taxability of excise tax credits. The Company has interpreted this guidance to include alternative mixture fuel credits which it received in 2009 and 2010. The Company has concluded that the guidance represents sufficient evidence that excluding the alternative mixture fuel credits from taxable income meets the more likely than not recognition threshold. Accordingly, the Company reversed a $5.0 million tax reserve in the quarter ended December 31, 2013.

        In conjunction with the Longview acquisition, the Company assumed $0.7 million of unrecognized tax benefits including $0.3 million of R&D credits and $0.4 million for state income taxes.

        Total unrecognized tax benefits as of December 31, 2013 and December 31, 2012 were $0.7 million and $5.0 million, respectively. As of December 31, 2013, $0.7 million would impact the effective income tax rate if recognized. Total accrued interest and penalties as of December 31, 2013 and December 31, 2012, were less than $0.1 million. As of December 31, 2013 and December 31, 2012, unrecognized tax benefits and related accrued interest were included in other liabilities in the accompanying Consolidated Balance Sheets. Due to a lapse in the statute of limitations, the Company expects to reverse $0.7 million by the end of 2014.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax years are 2010 through 2012. Open tax years for acquired companies are 2009 through 2011 relating to the USC acquisition and 2011 through 2013 relating to the Longview acquisition. The Internal Revenue Service is currently examining the USC income tax return for 2009 and the Longview tax returns for 2011 through 2012.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stockholder's equity

Employee Stock Purchase Plan

        In December 2009, the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The ESPP allows for employees to purchase shares of Company stock at a five percent discount from market price. A total of 1,000,000 shares were reserved for future purchases under the ESPP (which reflects the stock split declared in December 2013). A total of 25,240 shares and 32,108 shares were issued under the ESPP for the years ended December 31, 2013 and 2012, respectively.

Common Stock Reserved for Issuance

        At December 31, 2013, approximately 3.0 million shares of common stock were reserved for issuance including 2.1 million shares for stock awards and 0.9 million shares for the ESPP.

Stock Split

        On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend on the Company's common stock (the "stock split"). To implement the stock split, one share of common stock for each then-outstanding share of common stock was distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013. The consolidated financial statements and related footnotes have been adjusted for all periods presented to reflect the stock split.

Special Cash Dividend

        There were no cash dividends or other cash distributions made during 2013. On November 28, 2012, the Company's board of directors approved a $1.00 per share special cash dividend payable to all shareholders of record as of December 10, 2012 (which reflects the stock split declared in December 2013). The special cash dividend of $94.9 million was paid on December 20, 2012.

13. Stock-Based Compensation

Share-Based Plan

        On May 27, 2010, stockholders approved the Amended and Restated 2006 Incentive Plan ("Incentive Plan") to increase the maximum number of common shares available for issuance under the Incentive Plan to 5.7 million shares. This amount was increased due to the Company's stock split in December 2013. As of December 31, 2013, approximately 2.1 million shares were reserved for granting additional stock options, restricted stock awards or stock appreciation rights. If any award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the common shares subject to the award shall be available for additional grants under the Incentive Plan. The number of shares available under the Incentive Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option awards granted under the Incentive

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

Plan are exercisable for a period fixed by the administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        The compensation committee of the board of directors approves all stock awards. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Years Ended December 31,
	2013	2012	2011
Stock option compensation expense	$2,830	$2,910	$2,234
Restricted stock unit compensation expense	2,373	2,332	1,751

Total stock-based compensation expense	$5,203	$5,242	$3,985

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
Unrecognized stock option compensation expense	$2,250	$1,910
Unrecognized restricted stock unit compensation expense	2,535	1,749

Total unrecognized stock-based compensation expense	$4,785	$3,659

        As of December 31, 2013, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.6 years and 1.9 years, respectively.

        ASC 718 requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow. The Company recognized excess tax benefits of $3.5 million, $8.0 million, and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Options

        In 2013, 2012, and 2011 the Company granted stock options for 604,296, 625,942, and 570,922 common shares respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50 percent after two years and the remaining 50 percent after three years. Stock options granted in 2013, 2012, and 2011 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        In December 2013, the board of directors approved a two-for-one stock split. In accordance with the Company's Amended and Restated 2008 Incentive Plan, the compensation committee of the board of directors selected to increase the number of unexercised stock options. The increase in the number of options did not result in any incremental fair value or compensation cost.

        In November 2012, the board of directors approved a special cash dividend of $1.00 per share (amount reflects the stock split announce in December 2013). In accordance with the Company's Amended and Restated 2008 Incentive Plan, the compensation committee of the board of directors selected a $1.00 reduction to the exercise price for the 2,563,856 unexercised stock options. The unexercised stock options were restated for the stock split declared in December 2013. The adjustment to the exercise price did not result in any incremental fair value or compensation cost.

        A summary of information related to stock options is as follows (amounts restated for the 2013 stock split):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2010	4,840,952	$3.31
Granted	570,922	8.31
Exercised	(443,946)	2.85
Lapsed (forfeited or cancelled)	(20,180)	3.25

Outstanding at December 31, 2011	4,947,748	3.93
Granted	625,942	9.88
Exercised	(2,989,582)	2.98
Lapsed (forfeited or cancelled)	(20,252)	8.24

Outstanding at December 31, 2012	2,563,856	5.46
Granted	604,296	14.53
Exercised	(616,406)	3.51
Lapsed (forfeited or cancelled)	(37,364)	9.43

Outstanding at December 31, 2013	2,514,382	$8.05	7.4	$49,977

Exercisable at December 31, 2013	1,050,842	$8.01	7.4	$25,040

        The total intrinsic value of options exercised during 2013, 2012, and 2011 was $10.5 million, $23.4 million, and $2.4 million, respectively.

        The weighted average fair value of the Company stock options granted in 2013, 2012 and 2011 was $5.58, $5.19, and $3.83, respectively. The fair value of awards granted in 2013, 2012 and 2011 was $3.4 million, $3.2 million, and $2.2 million, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

assumptions specific to the underlying options. Beginning in 2013, the expected life used by the Company is based on the historical average life of stock option awards. In prior years, the Company used the "simplified method", defined in SEC Staff Accounting Bulletin ("SAB") No. 107, to determine the expected life assumption for all of its options. The Company used the "simplified method", as permitted by SAB No. 110, as it did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected life due to the limited time its equity shares have been publicly traded. The expected volatility assumption is based on the volatility of the Company's common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

        The assumptions utilized for determining the fair value of stock options awarded during the years 2013, 2012 and 2011 are as follows:

	December 31,
	2013	2012	2011
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	49.39%	56.47%	45.20%
Expected life (years)	4.00	5.99	5.94
Risk-free interest rate	0.63%	1.10%	2.50%
Expected dividend yield	—%	—%	—%

Restricted Stock

        In 2013, 2012, and 2011, the Company granted restricted stock units of 233,544, 250,382, and 228,398 to executive officers, directors, and employees as compensation for service. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of the Company's common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        In November 2012, the compensation committee of the board of directors adopted a resolution directing that the Restricted Stock Unit Grant Agreements pertaining to the RSUs awarded on May 27, 2010 be amended to reflect an accelerated vesting date of November 28, 2012 except for the Company's Chief Operating Officer and certain grantees who attained the age of 65 years on or prior to November 28, 2012. Accordingly, 143,754 restricted stock units vested on November 28, 2012 (amount reflects restatement for the stock split declared in December 2013).

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        The following table summarizes non-vested restricted stock amounts and activity (amounts restated for the 2013 stock split):

	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	1,155,346	$3.50
Granted	228,398	8.31
Vested	(383,370)	3.49
Forfeited	(7,584)	3.43

Outstanding at December 31, 2011	992,790	$4.61
Granted	250,382	9.88
Vested	(577,322)	2.81
Forfeited	(14,326)	7.77

Outstanding at December 31, 2012	651,524	$8.18
Granted	233,544	14.44
Vested	(181,578)	5.73
Forfeited	(16,122)	10.19

Outstanding at December 31, 2013	687,368	$10.91

        The fair value of awards granted in 2013, 2012 and 2011 was $3.4 million, $2.5 million, and $1.9 million, respectively. The fair value of awards vested in 2013, 2012 and 2011 was $1.0 million, $1.6 million, and $1.3 million, respectively.

14. Commitments and Contingencies

Commercial Commitments

        The Company's commercial commitments as of December 31, 2013 represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. The Company had $4.7 million and $6.9 million of these commitments as of December 31, 2013 and 2012, respectively, with all expiring in 2014 if not renewed. No amounts have been drawn under these letters of credit.

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

Operating Leases

        The Company leases space for twelve of its corrugated manufacturing plants with the majority of space leased through 2032. The leases include a provision for a one percent rent increase beginning in 2020.

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ending December 31,
2014	$14,150
2015	10,916
2016	9,883
2017	8,853
2018	7,477
Thereafter	54,725

Total	$106,004

        The Company's rental expense under operating leases amounted to $14.9 million, $12.0 million, and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Purchase Obligation

        In conjunction with the 2008 CKD acquisition, the Company entered into a long-term fiber supply agreement with MWV. Pursuant to the agreement, the Company's North Charleston mill will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements for a period of 15 years and expiring in 2023. The purchases are based on market prices and are accounted for as raw materials. The Company's North Charleston mill purchased approximately $35.6 million, $42.9 million, and $45.8 million of materials in accordance with the agreement for years ended December 31, 2013, 2012 and 2011, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

15. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2013	2012	2011
Net income	$127,338	$62,505	$123,981
Weighted-average number of common shares for basic net income per share	95,258,756	93,426,912	92,574,366
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,038,293	1,489,656	1,759,180
Unvested restricted stock awards	442,433	536,310	641,700

Weighted-average number of shares for diluted net income per share	96,739,482	95,452,878	94,975,246

Net income per share—basic	$1.34	$0.67	$1.34
Net income per share— diluted	$1.32	$0.65	$1.31

        A total of 2,974 and 481 unexercised stock options were outstanding at December 31, 2013, and 2012, respectively but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

        On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend on the Company's common stock. To implement the stock split, shares of common stock were distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013. All shares and earnings per share amounts for all periods presented have been restated to reflect this change.

16. Segment Information

        The Company has one operating segment. The Company produces containerboard, corrugated products, and specialty paper which are sold to customers who convert our products into end-market finished products or internally to corrugating plants which produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging.

        The Company's identification of one operating segment is based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with ASC 805, Segment Reporting.

        Net sales for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Years Ended December 31,
Net sales by product line:	2013	2012	2011
Containerboard / Corrugated products	$1,129,623	$725,238	$409,547
Specialty paper	530,853	417,510	435,019
Other	87,686	73,889	61,553

Total	$1,748,162	$1,216,637	$906,119

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

16. Segment Information (Continued)

	Years Ended December 31,
Net sales by location:	2013	2012	2011
To customers located in the United States	$1,398,326	$942,706	$589,646
Export sales to foreign based customers	349,836	273,931	316,473

Total	$1,748,162	$1,216,637	$906,119

        For the years ended December 31, 2013, 2012, and 2011 the Company had other sales of $87.7 million, $73.9 million, and $61.6 million, respectively, from lumber, shaft horsepower generated by our cogeneration facility, and energy sales.

        No foreign country accounted for more than 10 percent of consolidated net sales in 2013, 2012, or 2011.

        All long-lived assets are located within the United States.

17. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for 2013 and 2012. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013(1)	December 31, 2013(1)
Fiscal 2013:
Net sales	$319,813	$326,321	$538,603	$563,425
Gross profit(2)	$49,723	$55,466	$118,056	$106,580
Operating income	$30,797	$34,590	$80,695	$73,806
Net income(3)	$18,459	$20,991	$44,414	$43,474
Net income per share(4):
Basic	$0.19	$0.22	$0.47	$0.45
Diluted	$0.19	$0.22	$0.46	$0.45

(1)
Results of the Longview acquisition are included above since July 18, 2013.

(2)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $10.5 million in the quarter ended December 31, 2013.

(3)
Includes $5.0 million for a reversal of a tax reserve relating to an uncertain tax position in the quarter ended December 31, 2013.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited) (Continued)

(4)
Net income per share, for all periods, has been restated for the stock split declared in December 2013.

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Fiscal 2012:
Net sales	$299,843	$306,259	$309,544	$300,991
Gross profit(1)	$44,850	$49,661	$46,903	$37,537
Operating income	$27,476	$32,455	$31,064	$18,565
Net income	$15,563	$18,404	$18,345	$10,193
Net income per share(2):
Basic	$0.17	$0.20	$0.20	$0.11
Diluted	$0.17	$0.20	$0.19	$0.11

(1)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $13.3 million in the quarter ended December 31, 2012.

(2)
Net income per share, for all periods, has been restated for the stock split declared in December 2013.

Note:    The sum of the quarters may not equal the total of the respective year's earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.