Form 10-Q
period 2014-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2014-04-30
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 95,878,370 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 23, 2014.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,949	$12,967
Trade accounts receivable, less allowance of $775 in 2014 and $682 in 2013	237,727	232,347
Other receivables	11,763	11,399
Inventories	230,840	217,382
Prepaid expenses and other current assets	13,670	6,405
Total current assets	517,949	480,500
Plant, property and equipment, net	1,395,426	1,389,609
Other assets	132,421	129,493
Intangible assets, net	120,328	123,745
Goodwill	527,896	528,515
Total assets	$2,694,020	$2,651,862
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,013	$4,950
Other current borrowings	4,627	—
Accounts payable	171,203	159,127
Accrued expenses	47,612	45,885
Accrued compensation costs	37,276	54,871
Accrued income taxes	5,009	—
Deferred income taxes	5,445	5,445
Total current liabilities	286,185	270,278
Other liabilities:
Long-term debt, net of current portion	1,182,579	1,192,413
Pension and postretirement benefits	67,225	69,611
Deferred income taxes	447,401	444,672
Other liabilities	8,504	8,808
Total other liabilities	1,705,709	1,715,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 95,872,775 shares issued and outstanding (excluding 40,000 treasury shares) at March 31, 2014 and 95,706,212 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2013	10	10
Additional paid-in-capital	250,103	246,186
Retained earnings	444,448	412,349
Accumulated other comprehensive income	7,565	7,535
Total stockholders’ equity	702,126	666,080
Total liabilities and stockholders’ equity	$2,694,020	$2,651,862

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Net sales	$548,952	$319,813
Cost of sales, excluding depreciation and amortization	383,248	224,946
Depreciation and amortization	32,709	17,224
Freight and distribution expenses	40,732	27,920
Selling, general, and administrative expenses	34,145	19,128
Other operating income	—	202
Operating income	58,118	30,797

Foreign exchange loss	24	311
Interest expense, net	9,229	2,601
Income before provision for income taxes	48,865	27,885
Provision for income taxes	16,766	9,426
Net income	$32,099	$18,459
Other comprehensive income, net of tax Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	32	(11)
Amortization of net (gain) / loss	(2)	48
Other comprehensive income, net of tax	30	37
Total comprehensive income, net of tax	$32,129	$18,496

Weighted average number of shares outstanding:
Basic	95,720,328	95,004,020
Diluted	97,315,766	96,492,418
Net income per share:
Basic	$0.34	$0.19
Diluted	$0.33	$0.19

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$32,099	$18,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,709	17,224
Stock-based compensation expense	2,918	2,345
Pension and postretirement	(4,080)	203
Excess tax benefit from stock-based compensation	(2,221)	(386)
Amortization of debt issuance costs	1,452	726
Loss on disposal of fixed assets	979	18
Deferred income taxes	3,323	4,906
Changes in assets and liabilities:
Trade accounts receivable, net	(5,380)	(25,160)
Other receivables	(364)	3,798
Inventories	(13,458)	2,812
Prepaid expenses and other current assets	(5,044)	220
Other assets	(1,278)	(136)
Accounts payable	5,497	(7,605)
Accrued expenses and other liabilities	4,305	1,854
Accrued compensation costs	(17,595)	(4,087)
Accrued income taxes	5,089	446
Net cash provided by operating activities	38,951	15,637

Investing activities
Capital expenditures	(32,420)	(16,832)
Net cash used in investing activities	(32,420)	(16,832)

Financing activities
Proceeds from revolving credit facility	56,500	49,500
Repayments on revolving credit facility	(56,500)	(60,800)
Payment on long-term debt	(1,175)	—
Proceeds from other current borrowings	6,300	3,731
Repayments on other current borrowings	(1,673)	(1,012)
Payment of withholding taxes on stock awards	(1,641)	(12)
Proceeds from exercises of stock options	214	362
Proceeds from shares issued to ESPP	205	170
Excess tax benefit from stock-based compensation	2,221	386
Net cash provided by (used in) financing activities	4,451	(7,675)

Net increase (decrease) in cash and cash equivalents	10,982	(8,870)
Cash and cash equivalents-beginning of period	12,967	16,488
Cash and cash equivalents-end of period	$23,949	$7,618

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2.                                      Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-11 Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU No. 2013-11). ASU No. 2013-11 amends the guidance within Accounting Standards Codification (ASC) Topic 740, “Income Taxes”, to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted ASU No. 2013-11 beginning in the first quarter of 2014 with no impact on the consolidated financial statements.

3.                                      Longview Acquisition

On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc., (“Longview”) for $1.025 billion plus $41.5 million of working capital adjustments.  Longview is a leading manufacturer of high quality containerboard, kraft papers, and corrugated products. Longview’s operations include a paper mill located in Longview, Washington equipped with five paper machines which have the capacity to produce 1.3 million tons of containerboard and kraft paper annually.  Longview also owns seven converting facilities located in the Pacific Northwest.

The excess of the purchase price over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary subject to final review of acquired asset valuations and related deferred income taxes and is expected to be finalized in the quarter ended June 30, 2014.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of December 31, 2013, as well as adjustments (referred to as “measurement period adjustments”):

	Amounts		Amounts
	Recognized as of	Measurement	Recognized as of
	Acquisition Date	Period	Acquisition Date
	(as Adjusted) (1)	Adjustments (2)	(as Adjusted)
Deposit for redemption of senior notes	$507,520	$—	$507,520
Trade accounts receivable	104,929	—	104,929
Inventories	106,805	—	106,805
Prepaid expenses and other current assets	2,554	—	2,554
Plant, property and equipment	800,663	(118)	800,545
Pension asset	112,141	—	112,141
Other receivables and assets	11,863	—	11,863
Intangible assets	77,600	—	77,600
Accounts payable	(71,663)	—	(71,663)
Accrued expenses	(17,630)	80	(17,550)
Accrued compensation costs	(19,385)	61	(19,324)
Debt	(507,520)	—	(507,520)
Pension and post retirement benefits	(68,105)	—	(68,105)
Deferred income taxes	(294,086)	596	(293,490)
Other noncurrent liabilities	(2,862)	—	(2,862)
Goodwill	302,935	(619)	302,316
Total acquisition consideration	$1,045,759	$—	$1,045,759

(1)         As previously reported in the Notes to Consolidated Financial Statements included in our 2013 Form 10-K.

(2)         The measurement period adjustments mostly relate to revisions of deferred income tax balances.

4.                                      Annual Planned Maintenance Outage

Annual planned maintenance outage costs for the three months ended March 31, 2014 and 2013 totaled $14.8 million and $4.7 million, respectively, and are included in cost of sales.  The increase in outage costs in the quarter ended March 31, 2014 reflect $5.6 million of outage costs at the North Charleston, South Carolina paper mill as a result of downtime incurred during the upgrade of the No. 3 paper machine and $5.1 million at the Longview, Washington paper mill.

5.                                      Inventories

Inventories consist of the following at March 31, 2014 and December 31, 2013, respectively:

	(unaudited)
	March 31,	December 31,
	2014	2013
Raw materials	$90,955	$83,136
Work in process	3,466	3,293
Finished goods	62,469	58,336
Replacement parts and supplies	68,629	66,842
Inventory at FIFO costs	225,519	211,607
LIFO inventory reserves	5,321	5,775
Inventories	$230,840	$217,382

The cost for the Longview inventories is determined on a last-in, first-out method except for replacement parts and supplies inventories, which are valued using the average cost method. As of March 31, 2014, Longview’s inventories included in the Consolidated Balance Sheets were $110.4 million.

6.                                      Short-term Borrowings and Long-term Debt

As of March 31, 2014, the Company has current availability of $395.0 million under the Revolver.

As of March 31, 2014, the Credit Facility had two term loans outstanding totaling $1.223 billion with and weighted average interest rate of 2.25%.

Debt Covenants

The Amended and Restated Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of March 31, 2014, the Company was in compliance with all applicable covenants in the Amended and Restated Credit Agreement.

Fair Value of Debt

At March 31, 2014, the fair value of the Company’s debt approximates the carrying value of $1.2 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

In 2014 and 2013, the Company entered into short-term financing agreements of $6.3 million and $3.7 million, respectively, at an annual interest rate of 1.69 and 1.56 percent, respectively, for its annual property insurance premiums. The agreements require the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st.  As of March 31, 2014 and March 31, 2013, there was $4.6 million and $2.7 million, respectively, outstanding under the current agreement which is included in “Other current borrowings” on the Consolidated Balance Sheets.

7.                                      Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2014 and 2013 was 34.3 percent and 33.8 percent, respectively. The 2013 rate included a favorable discrete adjustment for a 2012 R&D tax credit. The differences between the effective income tax rate and the federal statutory tax rate for the quarters ended March 31, 2014 and 2013 are due to the impact of state tax, net of the federal benefit and the expected domestic manufacturing deduction.

The gross unrecognized tax benefits, including interest, as of March 31, 2014 and December 31, 2013 were $0.7 million.  Unrecognized tax benefits of $0.7 million are included in “Other liabilities” on the Consolidated Balance Sheets.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2010 through 2013.  Open tax years for acquired companies are 2009 through 2011 relating to the USC acquisition and 2011 through 2013 relating to the Longview acquisition.  The Internal Revenue Service is currently examining the Company’s income tax return for 2012, the USC income tax return for 2009, and the Longview tax returns for 2011 through 2013.

8.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows (In thousands, except for share and per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$32,099	$18,459
Weighted-average number of common shares for basic net income per share	95,720,328	95,004,020
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,211,848	932,120
Unvested restricted stock awards	383,590	556,278

Weighted-average number of shares for diluted net income per share	97,315,766	96,492,418

Net income per share - basic	$0.34	$0.19
Net income per share - diluted	$0.33	$0.19

Approximately 47,000 shares of unexercised stock options were outstanding at March 31, 2014 but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend on the Company’s common stock. To implement the stock split, shares of common stock were distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013. All shares and earnings per share amounts for the three months ended March 31, 2013 have been restated to reflect this change.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension (benefit) / cost recognized for the three months ended March 31, 2014 and 2013 for the Pension Plans are as follows:

	Three Months Ended March 31,
	2014	2013
Service cost for benefits earned during the quarter	$2,449	$1,119
Interest cost on projected benefit obligations	7,180	297
Expected return on plan assets	(11,031)	(308)
Amortization of net loss	—	72
Amortization of prior service cost	101	33
Net pension (benefit) / cost - Company plan	(1,301)	1,213
Net pension cost - multi -employer plan	84	18
Total net pension (benefit) / cost	$(1,217)	$1,231

The year-over-year change in total net pension benefit is a result of an overfunded plan resulting from the Longview acquisition.

KapStone funds the Pension Plans according to IRS funding requirements. Based on those requirements, KapStone funded $1.5 million for the three months ended March 31, 2014 and expects to fund an additional $2.4 million to the Pension Plans in 2014.

Defined Contribution Plan

All full-time employees are eligible for a 401(k) Defined Contribution Plan (“Contribution Plan”).  The Company’s monthly contributions are based on the matching of employee contributions or based on a union negotiated formula.  For the three months ended March 31, 2014 and 2013, the Company recognized expense of $4.2 million and $2.9 million, respectively, for the Company contributions to these plans.

10.                               Stock-Based Compensation

In the quarter ended March 31, 2014, the compensation committee of the board of directors approved stock awards to executive officers, certain employees and directors. The 2014 awards included 441,415 stock option grants and 156,787 restricted stock units.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Stock option compensation expense	$1,524	$1,249
Restricted stock unit compensation expense	1,394	1,096
Total stock-based compensation expense	$2,918	$2,345

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
Unrecognized stock option compensation expense	$5,141	$2,250
Unrecognized restricted stock unit compensation expense	5,726	2,535
Total unrecognized stock-based compensation expense	$10,867	$4,785

As of March 31, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.2 years and 2.5 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon a grantee of such stock options attaining the age 65. The stock options awarded in 2014 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($30.40 is the weighted average price for the 2014 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the stock options granted in March 2014 and 2013 was $10.36 and $5.41, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. In the quarter ended March 31, 2014, the expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Three Months Ended March 31,
	2014	2013
Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.93%	50.19%
Expected life (years)	4.30	4.00
Risk-free interest rate	1.34%	0.57%
Expected Dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2014	2,514,382	$8.05	7.4	$49,977
Granted	441,415	30.40
Exercised	(39,302)	5.43
Forfeited	—
Outstanding at March 31, 2014	2,916,495	$11.47	7.6	$51,345
Exercisable at March 31, 2014	1,590,860	$5.56	6.4	$37,041

For the three months ended March 31, 2014 and 2013, cash proceeds from the exercise of stock options totaled $0.2 million and $0.4 million, respectively.

Restricted Stock

Restricted stock units are restricted as to transferability until they vest three years from the grant date or upon a grantee of such restricted stock units attaining the age 65. These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2014	687,368	$10.91
Granted	156,787	30.42
Vested	(225,786)	8.39
Forfeited	—
Outstanding at March 31, 2014	618,369	$16.77

11.                               Commitments and Contingencies

We are subject to various legal proceedings arising from our operations. We establish reserves for claims and proceedings when it is probable that liabilities exist and reasonable estimates of loss can be made. While it is not possible to predict the outcome of these matters, based on our assessment of the facts and circumstances now known, we do not believe that these matters, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different from those expected and could have a material effect on our results of operations or cash flows in a particular period.

There have been no material changes in any of our legal proceedings since December 31, 2013.

12.                               Segment Information

The Company has one operating segment.  The Company produces containerboard, corrugated products, and specialty paper which are sold to customers who convert our products into end-market finished products or internally to corrugating plants which produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging.

The Company’s identification of one operating segment is based on financial information regularly evaluated by the chief operating decision maker in determining resource allocation and assessing performance, in accordance with Accounting Standards Codification 805, Segment Reporting.

Net sales for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,		Increase/
Net sales by product line:	2014	2013	(Decrease)
Containerboard / Corrugated products	$336,249	$193,826	$142,423
Specialty paper	189,009	104,550	84,459
Other	23,694	21,437	2,257
Total	$548,952	$319,813	$229,139

In the three months ended March 31, 2014, the increase in net sales was driven primarily by the Longview acquisition which accounted for $227.5 million.

13.                               Subsequent Events

On April 2, 2014 the Company amended its Amended and Restated Credit Agreement.  The amendment reduces the borrowing rates for outstanding term loans and for any future borrowings under the $400 million Revolver.  The interest rates are based on LIBOR rates plus margin determined from a pricing grid based on the Company’s debt to EBITDA ratio as defined by the Amended and Restated Credit Agreement.  As of March 31, 2014, our Credit Facility had two term loans outstanding totaling $1.223 billion.  The new weighted average interest rate will be 2.0 percent, down from 2.25 percent as of March 31, 2014.  The amendment also reduces the unused commitment fees related to the Revolver by 5 to 10 basis points.

In February 2014, the Company offered a voluntary separation plan to a specific identified group of employees.  The employees were given a limited timeframe to review the offer and to communicate their acceptance.  As of April 30, 2014, the Company anticipates up to 40 employees accepting the offer during the quarter ending June 30, 2014 with an additional 10 to 15 employees accepting the offer later in 2014.

The Company expects to recognize the expense associated with this offer mainly during the second quarter of 2014 with some carryover the remainder of 2014.  The amount of the expense will be dependent, among other factors, on the actual number of employees that accept the offer.  While the Company cannot estimate the amount of the expense at this time, the Company expects the total amount of the charge to earnings before tax to be up to $5.0 million in the quarter ending June 30, 2014 with an additional $1.0 million to $2.0 million later in 2014.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Form 10-K for the fiscal year ended December 31, 2013 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligation, to update its statements as a result of new information, future events or otherwise.

The Company has one reportable segment as of March 31, 2014. The Company manufactures and sells containerboard, corrugated products, and specialty paper.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2014

and the Three Months Ended March 31, 2013

(In thousands)

	Three Months Ended March 31,		Increase/
	2014	2013	(Decrease)

Net sales	$548,952	$319,813	$229,139
Cost of sales, excluding depreciation and amortization	383,248	224,946	158,302
Depreciation and amortization	32,709	17,224	15,485
Freight and distribution expenses	40,732	27,920	12,812
Selling, general, and administrative expenses	34,145	19,128	15,017
Other operating income	—	202	(202)
Operating income	58,118	30,797	27,321
Foreign exchange loss	24	311	(287)
Interest expense, net	9,229	2,601	6,628
Income before provision for income taxes	48,865	27,885	20,980
Provision for income taxes	16,766	9,426	7,340
Net income	$32,099	$18,459	$13,640

Net sales for the quarter ended March 31, 2014 were $549.0 million compared to $319.8 million for the first quarter of 2013, an increase of $229.2 million. The increase in net sales was driven primarily by the Longview acquisition which accounted for $227.5 million of the increase.  Excluding the Longview acquisition, net sales increased by $1.7 million or 0.5 percent due to $13.7 million of higher average selling prices in the first quarter of 2014 compared to the first quarter of 2013 partially offset by $8.0 million of lower volume, $2.6 million due to extreme weather conditions in the Southeast, and $1.4 million of other. Average selling prices increased primarily due to higher domestic and export containerboard prices. Average mill selling price per ton for the quarter ended March 31, 2014 was $685 compared to $653 for the first quarter 2013.

The Company announced a $50 per ton selling price increase for domestic kraft paper in February 2014.  This price increase, if accepted by the marketplace, is estimated to increase net sales by approximately

$2.0 million for the second quarter and should be fully implemented by the third quarter with an increase to net sales of approximately $7.5 million per quarter.

The following represents the Company’s sales by product line:

	Three Months Ended March 31,
	Net Sales		Increase/		Tons Sold		Increase/
Product Line Revenue:	2014	2013	(Decrease)%		2014	2013	(Decrease)%
Containerboard / Corrugated products	$336,249	$193,826	$142,423	73.5%	405,916	268,015	137,901	51.5%
Specialty paper	189,009	104,550	84,459	80.8%	267,450	151,884	115,566	76.1%
Other	23,694	21,437	2,257	10.5%	—	—	—	—
Product sold	$548,952	$319,813	$229,139	71.6%	673,366	419,899	253,467	60.4%

Tons of product sold for the quarter ended March 31, 2014 was 673,366 tons compared to 419,899 tons for the quarter ended March 31, 2013.  Excluding the Longview acquisition, tons of products sold for the quarter ended March 31, 2014 decreased by 21,488 tons or 5.1% as follows:

•                  Containerboard / Corrugated products sales volume decreased 4.7 percent.  Containerboard sales decreased 10.6 percent reflecting volumes being redirected from outside sales to fulfill demand for internal converting.  Corrugated product sales volume increased 5.8 percent.

•                  Specialty paper sales volume decreased by 5.8 percent, primarily due to lower Durasorb sales as a key customer changed suppliers.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2014 was $383.2 million compared to $224.9 million for the first quarter of 2013, an increase of $158.3 million. The increase in cost of sales was mainly due to the $153.4 impact of the Longview acquisition.  Excluding the Longview acquisition, cost of sales increased by $4.9 million, or 2.2 percent, mainly due to $5.0 million of higher planned maintenance outage costs, $2.7 million of inflation on labor, benefits and input costs, and $2.7 million of weather related costs partially offset by lower volume.  Planned maintenance outage costs of approximately $14.8 million and $4.7 million were included in cost of sales for the quarters ended March 31, 2014 and 2013, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2014 totaled $32.7 million compared to $17.2 million for the quarter ended March 31, 2013.  The increase of $15.5 million was primarily due to the Longview acquisition and included $1.3 million of amortization expense for identified intangibles associated with the Longview acquisition.

Freight and distribution expenses for the quarter ended March 31, 2014 totaled $40.7 million compared to $27.9 million for the quarter ended March 31, 2013. The increase of $12.8 million was due to $13.3 million from the Longview acquisition.

Selling, general and administrative expenses for the quarter ended March 31, 2014 totaled $34.1 million compared to $19.1 million for the quarter ended March 31, 2013. The increase of $15.0 million was primarily due to $11.2 million from the Longview acquisition.  Excluding the Longview acquisition, selling, general, and administrative expenses increased by $3.8 million due to $2.7 million of higher compensation related expenses, $0.4 million of IT related expenses, and $0.1 million of bad debt expense.  For the quarter ended March 31, 2014, selling, general and administrative expenses as a percentage of net sales increased to 6.2 percent from 6.0 percent in the quarter ended March 31, 2013.

Net interest expense for the quarters ended March 31, 2014 and 2013 was $9.2 million and $2.6 million, respectively. Interest expense reflects interest on the Company’s Credit Facility and amortization of debt issuance costs. Interest expense was $6.6 million higher in the quarter ended March 31, 2014 due to higher term loan balances used to fund the Longview acquisition and an increase in interest rates.

Provision for income taxes for the quarters ended March 31, 2014 and 2013 was $16.8 million and $9.4 million, respectively, reflecting an effective tax rate of 34.3 percent for the quarter ended March 31, 2014 compared to 33.8 percent for the similar period in 2013. The higher provision for income taxes in 2014 primarily reflects higher pre-tax income of $21.0 million.

Liquidity and Capital Resources

Credit Facilities

The Company has $395.0 million available under the Revolver at March 31, 2014.  In addition, the Company’s Credit Facility also includes an “accordion” feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Revolver by up to $300.0 million.

On April 2, 2014, the Company amended its Amended and Restated Credit Agreement.  The amendment reduces the borrowing rates for outstanding term loans and for any future borrowings under the $400 million Revolver credit facility.  The interest rates are based on LIBOR rates plus margin determined from a pricing grid based on the Company’s debt to EBITDA ratio as defined by the agreement.  As of March 31, 2014, the Credit Facility had two term loans outstanding totaling $1.223 billion.  The new weighted average interest rate will be 2.0 percent, a reduction from 2.25 percent as of March 31, 2014.  The amendment also reduces the unused commitment fees related to the Revolver by 5 to 10 basis points.

Voluntary and Mandatory Prepayments

For the three months ended March 31, 2014, the Company made no voluntary prepayments on its term loans under the Amended and Restated Credit Agreement. No mandatory prepayments were required under the Amended and Restated Credit Agreement.

Other Borrowing

In January 2014, the Company entered into short-term financing agreements of $6.3 million at an annual interest rate of 1.69 for its annual property insurance premiums. The agreements require the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st. As of March 31, 2014, there was $4.6 million outstanding under the current agreement.

Debt Covenants

As of March 31, 2014, under the financial covenants of the Amended and Restated Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Amended and Restated Credit Agreement. On March 31, 2014, the maximum permitted leverage ratio was 4.50 to 1.00. On March 31, 2014, the Company was in compliance with a leverage ratio of 2.72 to 1.00.

The Amended and Restated Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing the Company’s twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Amended and Restated Credit Agreement through the quarter ending March 31, 2014, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On March 31, 2014, the Company was in compliance with the Amended and Restated Credit Agreement with a fixed charge coverage ratio of 5.78 to 1.00.

As of March 31, 2014, KapStone was also in compliance with all other covenants in the Amended and Restated Credit Agreement.

Income taxes

The Company’s effective income tax rate excluding discrete items for 2014 is projected to be 34.5 percent. The cash tax rate for 2014 is projected to be 35 percent.

Sources and Uses of Cash

Three months ended March 31 (in thousands)	2014	2013
Operating activities	$38,951	$15,637
Investing activities	(32,420)	(16,832)
Financing activities	4,451	(7,675)
Total change in cash and cash equivalents	$10,982	$(8,870)

Cash and cash equivalents increased by $11.0 million from December 31, 2013, reflecting $39.0 million of net cash provided by operating activities, $32.4 million of net cash used in investing activities, and $4.5 million of net cash provided by financing activities in the first three months of 2014.

Net cash provided by operating activities was $39.0 million primarily due to net income for the quarter of $32.1 million and non-cash charges of $35.1 million. Changes in operating assets and liabilities used $28.2 million of cash. Net cash provided by operating activities increased by $23.3 million in the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013, mainly due to a $13.6 million increase in net income, higher non-cash charges of $10.1 million, and $0.4 million of cash used in changes in operating assets and liabilities.

Net cash used in investing activities was $32.4 million for capital expenditures. For the quarter ended March 31, 2014, capital expenditures included $12.8 million for our Longview operations acquired on July 18, 2013 and $5.5 million for the completion of the North Charleston, South Carolina paper mill No. 3 paper machine upgrade.

Net cash provided by financing activities was $4.5 million and reflects $4.6 million of other current borrowings and repayments for our annual property insurance premiums and $1.0 million of proceeds from share transactions, partially offset by $1.2 million for payment on long-term debt. Net cash provided by financing activities increased by $12.1 million in the quarter ended March 31, 2014, compared to the quarter ended March 31, 2013, primarily due to higher short-term borrowings and repayments under the Revolver in the first quarter of 2013.

Future Cash Needs

We expect that cash generated from operating activities and, if needed, the ability to draw from our $400.0 million Revolver and our $300.0 million accordion provision under our Revolver, if available, will be sufficient to meet anticipated 2014 cash needs.  Our 2014 cash needs primarily consists of $34.1 million to pay the current portion of long-term debt and interest on our term loans, a range of $78 million to $88 million for capital expenditures for the balance of 2014, funding an additional $2.4 million contribution to our pension plans and any additional working capital needs.

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

Under our Amended and Restated Credit Agreement, at March 31, 2014, we have an outstanding Credit Facility consisting of two term loans totaling $1.2 billion and the Revolver with commitments of $400 million.

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

Commencing with the delivery of the financial statements for the fiscal quarter ending December 31, 2013, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans and the Unused Fee Rate will range from 0.30% to 0.50%. The applicable margins for Term Loan A-2 will range from 1.50% to 2.50% for Eurodollar loans and from 0.50% to 1.50% for base rate loans.

Changes in market rates may impact the base or LIBOR rate in our Amended and Restated Credit Agreement. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $12.4 million based upon our expected future monthly term loan balances per our existing repayment schedule.

We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, old corrugated containers (“OCC”), fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices with all expiring on December 31, 2014.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2014. No such contracts were outstanding at March 31, 2014.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2013.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2013.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
10.8

First Amendment to Amended and Restated Credit Agreement dated as of April 2, 2014, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to the Registrant’s Form 8-K filed on April 4, 2014.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

April 30, 2014	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)