Form 10-Q
period 2014-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2014-07-30
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 95,924,136 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 25, 2014.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,352	$12,967
Trade accounts receivable, less allowance of $285 in 2014 and $682 in 2013	263,240	232,347
Other receivables	8,829	11,399
Inventories	225,020	217,382
Prepaid expenses and other current assets	9,404	6,405
Total current assets	555,845	480,500
Plant, property and equipment, net	1,395,987	1,389,609
Other assets	132,904	129,493
Intangible assets, net	116,911	123,745
Goodwill	533,851	528,515
Total assets	$2,735,498	$2,651,862
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$25,075	$4,950
Other current borrowings	2,898	—
Accounts payable	161,173	159,127
Accrued expenses	49,436	45,885
Accrued compensation costs	46,896	54,871
Accrued income taxes	3,103	—
Deferred income taxes	1,096	5,445
Total current liabilities	289,677	270,278

Long-term debt, net of current portion	1,172,073	1,192,413
Pension and postretirement benefits	66,168	69,611
Deferred income taxes	443,576	444,672
Other liabilities	8,513	8,808
Total other liabilities	1,690,330	1,715,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 95,924,136 shares issued and outstanding (excluding 40,000 treasury shares) at June 30, 2014 and 95,706,212 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2013	10	10
Additional paid-in-capital	251,980	246,186
Retained earnings	495,907	412,349
Accumulated other comprehensive income	7,594	7,535
Total stockholders’ equity	755,491	666,080
Total liabilities and stockholders’ equity	$2,735,498	$2,651,862

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$590,449	$326,321	$1,139,401	$646,134
Cost of sales, excluding depreciation and amortization	392,245	225,753	775,493	450,699
Depreciation and amortization	33,874	17,253	66,583	34,477
Freight and distribution expenses	44,924	27,849	85,656	55,769
Selling, general, and administrative expenses	34,093	21,072	68,238	40,200
Other operating income	—	196	—	398
Operating income	85,313	34,590	143,431	65,387

Foreign exchange gain / (loss)	125	89	101	(222)
Interest expense, net	7,971	2,636	17,200	5,237
Income before provision for income taxes	77,467	32,043	126,332	59,928
Provision for income taxes	26,008	11,052	42,774	20,478
Net income	$51,459	$20,991	$83,558	$39,450
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	30	(10)	62	(21)
Amortization of net (gain) / loss	(1)	48	(3)	96
Other comprehensive income, net of tax	29	38	59	75
Total comprehensive income, net of tax	$51,488	$21,029	$83,617	$39,525

Weighted average number of shares outstanding:
Basic	95,892,033	95,140,852	95,806,181	95,072,436
Diluted	97,418,941	96,475,670	97,367,354	96,484,044
Net income per share:
Basic	$0.54	$0.22	$0.87	$0.41
Diluted	$0.53	$0.22	$0.86	$0.41

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$83,558	$39,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,583	34,477
Stock-based compensation expense	4,229	3,299
Pension and postretirement	(6,834)	709
Excess tax benefit from stock-based compensation	(2,612)	(1,730)
Amortization of debt issuance costs	2,933	1,453
Loss on disposal of fixed assets	1,016	142
Deferred income taxes	2,179	13,426
Changes in assets and liabilities:
Trade accounts receivable, net	(30,851)	(27,680)
Other receivables	2,570	3,872
Inventories	(9,664)	(554)
Prepaid expenses and other current assets	(2,999)	2,447
Other assets	(110)	(165)
Accounts payable	(638)	(8,168)
Accrued expenses and other liabilities	5,144	7,429
Accrued compensation costs	(7,975)	453
Accrued income taxes	2,125	1,812
Net cash provided by operating activities	108,654	70,672

Investing activities
Capital expenditures	(73,676)	(32,713)
Net cash used in investing activities	(73,676)	(32,713)

Financing activities
Proceeds from revolving credit facility	97,900	91,400
Repayments on revolving credit facility	(97,900)	(141,200)
Repayments on long-term debt	(2,350)	—
Proceeds from other current borrowings	6,300	3,731
Repayments on other current borrowings	(3,402)	(2,028)
Payment of withholding taxes on stock awards	(1,641)	(860)
Proceeds from exercises of stock options	389	1,014
Proceeds from shares issued to ESPP	205	170
Loan amendment costs	(706)	—
Excess tax benefit from stock-based compensation	2,612	1,730
Net cash provided by (used in) financing activities	1,407	(46,043)

Net increase (decrease) in cash and cash equivalents	36,385	(8,084)
Cash and cash equivalents-beginning of period	12,967	16,488
Cash and cash equivalents-end of period	$49,352	$8,404

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

2.                                      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”.  The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts).  The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”.  For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The ASU allows for full or modified retrospective adoption.  Early application is not permitted.  The Company is currently evaluating the expected impact of adopting this standard.

In July 2013, the FASB issued ASU No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  ASU No. 2013-11 amends the guidance within ASC Topic 740, “Income Taxes”, to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted ASU No. 2013-11 beginning in the first quarter of 2014 with no impact on the consolidated financial statements.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed by major category of assets and liabilities as of December 31, 2013, as well as adjustments (referred to as “measurement period adjustments”):

	Amounts		Amounts
	Recognized as of	Measurement	Recognized as of
	Acquisition Date	Period	Acquisition Date
	(as Adjusted) (1)	Adjustments (2)	(as Adjusted)
Deposit for redemption of senior notes	$507,520	$—	$507,520
Trade accounts receivable	104,929	42	104,971
Inventories	106,805	(2,026)	104,779
Prepaid expenses and other current assets	2,554	—	2,554
Plant, property and equipment	800,663	(7,446)	793,217
Pension asset	112,141	—	112,141
Other receivables and assets	11,863	—	11,863
Intangible assets	77,600	—	77,600
Accounts payable	(71,663)	—	(71,663)
Accrued expenses	(17,630)	80	(17,550)
Accrued compensation costs	(19,385)	61	(19,324)
Debt	(507,520)	—	(507,520)
Pension and post retirement benefits	(68,105)	—	(68,105)
Deferred income taxes	(294,086)	3,953	(290,133)
Other noncurrent liabilities	(2,862)	—	(2,862)
Goodwill	302,935	5,336	308,271
Total acquisition consideration	$1,045,759	$—	$1,045,759

(1)         As previously reported in the Notes to Consolidated Financial Statements included in our 2013 Form 10-K.

(2)         The measurement period adjustments include the following:

•                  Property, plant, and equipment were adjusted downward by $7.4 million to reflect the change in fair value estimates for certain acquired equipment.

•                  Inventories were adjusted downward to reflect better estimates for spare parts inventory.

•                  Deferred income taxes decreased primarily due to the change in property, plant, and equipment and inventories.

4.                                      Annual Planned Maintenance Outage

Annual planned maintenance outage costs for the three months ended June 30, 2014 and 2013 totaled $5.2 million and $8.5 million, respectively, and are included in cost of sales.  Outage costs for the three months ended June 30, 2014 included $4.3 million primarily for downtime and maintenance costs incurred during a paper machine upgrade at Longview with a related 4,064 reduction in tons produced.  Outage costs for the three months ended June 30, 2013 included $5.0 million and a 9,432 reduction in tons produced for the tri-annual planned maintenance outage at the Charleston, South Carolina mill.

Annual planned maintenance outage costs for the six months ended June 30, 2014 and 2013 totaled $20.0 million and $13.2 million, respectively.

5.                                      Inventories

Inventories consist of the following at June 30, 2014 and December 31, 2013, respectively:

	(unaudited)
	June 30,	December 31,
	2014	2013
Raw materials	$90,092	$83,136
Work in process	4,305	3,293
Finished goods	57,948	58,336
Replacement parts and supplies	67,809	66,842
Inventory at FIFO costs	220,154	211,607
LIFO inventory reserves	4,866	5,775
Inventories	$225,020	$217,382

The cost for the Longview inventories is determined on a last-in, first-out method except for replacement parts and supplies inventories, which are valued using the average cost method.  As of June 30, 2014, Longview’s inventories included in the Consolidated Balance Sheets were $110.3 million.

6.                                      Short-term Borrowings and Long-term Debt

First Amendment to Amended and Restated Credit Agreement

In April 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement dated as of July 18, 2013 (the “First Amendment”).  The First Amendment reduces the borrowing rates under our senior secured credit facility (the “Credit Facility”) for both term loans under the Credit Facility and for any future borrowings under the $400 million revolving credit facility (the “Revolver”) portion of the Credit Facility.  The interest rates are based on LIBOR rates plus margin determined from a pricing grid based on the Company’s debt to EBITDA ratio as defined in our Amended and Restated Credit Agreement, as amended by the First Amendment (the “Credit Agreement).  Accordingly, the weighted average interest rate on borrowings under the Credit Facility as of June 30, 2014 is 2.0 percent, compared to 2.25 percent as of March 31, 2014.  The First Amendment also reduced the unused commitment fees related to the Revolver by 5 to 10 basis points.

The Company incurred approximately $0.7 million of loan amendment costs associated with the First Amendment, which is being amortized using the effective interest method.

Credit Facility

As of June 30, 2014, the Company has current availability of $395.0 million under the Revolver.

As of June 30, 2014, the Credit Facility had two term loans outstanding totaling $1.221 billion with a weighted average interest rate of 2.0 percent.

Debt Covenants

The Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of June 30, 2014, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of June 30, 2014, the fair value of the Company’s debt approximates the carrying value of $1.2 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

In 2014 and 2013, the Company entered into short-term financing agreements of $6.3 million and $3.7 million, respectively, at an annual interest rate of 1.69 and 1.56 percent, respectively, for its annual property insurance premiums. The agreements require the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st.  As of June 30, 2014 and June 30, 2013, there was $2.9 million and $1.7 million, respectively, outstanding under these agreements which is included in “Other current borrowings” on the Consolidated Balance Sheets.

7.                                      Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2014 and 2013 was 33.9 percent and 34.2 percent, respectively.  Our tax rate is affected by recurring items such as state income taxes. It is also affected by discrete items that may occur in any given period, but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective tax rate for both years.

The Company is subject to examination by taxing authorities. The Company’s federal tax years are open beginning with 2010.  The Internal Revenue Service is currently examining the Company’s income tax return for 2012. For acquired companies, U.S. Corrugated Acquisition Inc.’s federal tax years 2009 through 2011 are open and are currently under examination. The Internal Revenue Service recently concluded their examination of Longview’s tax returns for 2011, 2012 and the period ending with our acquisition in July 2013. Accordingly, in the quarter ended June 30, 2014, the Company reversed a $0.3 million reserve for an uncertain tax position.  State income tax years are generally open beginning with 2010.

8.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows (In thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$51,459	$20,991	$83,558	$39,450
Weighted-average number of common shares for basic net income per share	95,892,033	95,140,852	95,806,181	95,072,436
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,186,789	959,708	1,199,319	945,914
Unvested restricted stock awards	340,119	375,110	361,854	465,694
Weighted-average number of shares for diluted net income per share	97,418,941	96,475,670	97,367,354	96,484,044

Net income per share - basic	$0.54	$0.22	$0.87	$0.41
Net income per share - diluted	$0.53	$0.22	$0.86	$0.41

Approximately 78,000 shares and 10,000 of unexercised stock options were outstanding at June 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend on the Company’s common stock. To implement the stock split, shares of common stock were distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013. All shares and earnings per share amounts for the three and six month periods ended June 30, 2013 have been restated to reflect this change.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension (benefit) / cost recognized for the three and six months ended June 30, 2014 and 2013 for the Pension Plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost for benefits earned during the quarter	$2,449	$1,119	$4,898	$2,238
Interest cost on projected benefit obligations	7,180	297	14,360	594
Expected return on plan assets	(11,030)	(306)	(22,061)	(614)
Amortization of net loss	—	72	—	144
Amortization of prior service cost	100	32	201	65
Net pension (benefit) / cost - Company plans	(1,301)	1,214	(2,602)	2,427
Net pension cost - multi -employer plan	81	12	165	30
Total net pension (benefit) / cost	$(1,220)	$1,226	$(2,437)	$2,457

The year-over-year change in total net pension benefit is a result of two pension plans acquired as part of the Longview acquisition.

KapStone funds the Pension Plans according to IRS funding requirements. Based on those requirements, KapStone funded $2.3 million for the six months ended June 30, 2014 and expects to fund an additional $1.6 million to the Pension Plans in 2014.

Defined Contribution Plan

We offer a 401(k) Defined Contribution Plan (“Contribution Plan”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula.  For the three months ended June 30, 2014 and 2013, the Company recognized expense of $4.0 million and $2.9 million, respectively, for the Company contributions to these plans.  For the six months ended June 30, 2014 and 2013, the Company recognized expense of $8.2 million and $5.8 million, respectively, for the Company contributions to these plans.

10.                               Stock-Based Compensation

On May 15, 2014, stockholders of the Company approved the 2014 Incentive Plan (“2014 Plan”).

A maximum of 8,500,000 shares of our common stock will initially be available for all awards, subject to adjustment in the event of certain corporate transactions described in the 2014 Plan. Stock options, stock appreciation rights (“SAR”), restricted stock and restricted stock units may be granted under the 2014 Plan. To the extent the Company grants a stock option or SAR under the 2014 Plan, the number of shares of common stock that remain available for future grants will be reduced by an amount equal to the number of shares subject to such stock option or SAR. To the extent the Company grants restricted stock or a restricted stock unit (collectively, “Stock Awards”) under the 2014 Plan, the number of shares of common stock that remain available for future grants will be reduced by an amount equal to two times the number of shares subject to such Stock Award.

Under the 2014 Plan, awards may be granted to employees, officers and directors of, and consultants and advisors to, the Company.

In the quarter ended March 31, 2014, the compensation committee of the board of directors approved stock-based awards to executive officers, certain employees and directors. The 2014 awards included 441,415 stock option grants and 156,787 restricted stock units.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock option compensation expense	$674	$528	$2,198	$1,777
Restricted stock unit compensation expense	637	426	2,031	1,522
Total stock-based compensation expense	$1,311	$954	$4,229	$3,299

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Unrecognized stock option compensation expense	$4,495	$2,250
Unrecognized restricted stock unit compensation expense	5,064	2,535
Total unrecognized stock-based compensation expense	$9,559	$4,785

As of June 30, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.0 years and 2.3 years, respectively.

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

	Six Months Ended June 30,
	2014	2013
Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.93%	50.19%
Expected life (years)	4.30	4.00
Risk-free interest rate	1.34%	0.57%
Expected Dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2014	2,514,382	$8.05	7.4	$49,977
Granted	441,415	30.40
Exercised	(87,384)	4.97
Forfeited	(1,007)	30.41
Outstanding at June 30, 2014	2,867,406	$11.58	7.4	$61,792
Exercisable at June 30, 2014	1,547,198	$5.63	6.1	$42,546

For the three and six months ended June 30, 2014, cash proceeds from the exercise of stock options totaled $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2013, cash proceeds from the exercise of stock options totaled $0.6 million and $1.0 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2014	687,368	$10.91
Granted	156,787	30.42
Vested	(225,786)	8.39
Forfeited	(343)	30.40
Outstanding at June 30, 2014	618,026	$16.76

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

Net sales for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
Net sales by product line:	2014	2013	(Decrease)	2014	2013	(Decrease)
Containerboard / Corrugated products	$373,223	$208,923	$164,300	$709,468	$403,902	$305,566
Specialty paper	193,077	96,409	96,668	382,086	199,805	182,281
Other	24,149	20,989	3,160	47,847	42,427	5,420
Total	$590,449	$326,321	$264,128	$1,139,401	$646,134	$493,267

In the three and six months ended June 30, 2014, the increase in net sales was driven primarily by the Longview acquisition which accounted for $239.7 million and $467.2 million, respectively.

13.                               Voluntary Separation Plan

In February 2014, the Company offered a voluntary separation plan to a specific identified group of employees.  The employees were given a limited timeframe to review the offer and to communicate their acceptance.  As of June 30, 2014, 32 employees have accepted the offer and the Company has reserved $4.8 million with respect to this separation plan.  Payments charged against the reserve during the quarter ended June 30, 2014 totaled $0.4 million.

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

The Company has one reportable segment as of June 30, 2014. The Company manufactures and sells containerboard, corrugated products, and specialty paper.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended June 30, 2014 and 2013

(In thousands)

	Three Months Ended June 30,		Increase/
	2014	2013	(Decrease)

Net sales	$590,449	$326,321	$264,128
Cost of sales, excluding depreciation and amortization	392,245	225,753	166,492
Depreciation and amortization	33,874	17,253	16,621
Freight and distribution expenses	44,924	27,849	17,075
Selling, general, and administrative expenses	34,093	21,072	13,021
Other operating income	—	196	(196)
Operating income	85,313	34,590	50,723
Foreign exchange gain	125	89	36
Interest expense, net	7,971	2,636	5,335
Income before provision for income taxes	77,467	32,043	45,424
Provision for income taxes	26,008	11,052	14,956
Net income	$51,459	$20,991	$30,468

Net sales for the quarter ended June 30, 2014 were $590.4 million compared to $326.3 million for the second quarter of 2013, an increase of $264.1 million. The increase in net sales was driven primarily by the Longview acquisition which accounted for $239.7 million of the increase.  Excluding the Longview acquisition, net sales increased by $24.4 million, or 7.5 percent, due to $13.9 million of higher sales volume, $9.6 million of higher average selling prices, and $0.9 million of other factors. Average selling prices increased primarily due to the realization of 2013 containerboard and corrugated products price increases along with 2013 specialty paper price increases and the 2014 kraft paper price increase. Average mill selling price per ton for the quarter ended June 30, 2014 was $685 compared to $664 for the second quarter 2013.

In February 2014, the Company announced a $50 per ton selling price increase for domestic kraft paper, which the Company expects to be fully implemented by the end of the third quarter of 2014.

The following represents the Company’s sales by product line:

	Three Months Ended June 30,
	Net Sales		Increase/		Tons Sold		Increase/
Product Line Revenue:	2014	2013	(Decrease)%		2014	2013	(Decrease)%
Containerboard / Corrugated products	$373,223	$208,923	$164,300	78.6%	450,525	278,328	172,197	61.9%
Specialty paper	193,077	96,409	96,668	100.3%	269,224	139,522	129,702	93.0%
Other	24,149	20,989	3,160	15.1%	—	—	—	—
Product sold	$590,449	$326,321	$264,128	80.9%	719,749	417,850	301,899	72.3%

Tons of product sold for the quarter ended June 30, 2014 was 719,749 tons compared to 417,850 tons for the quarter ended June 30, 2013.  Excluding the Longview acquisition, tons of products sold for the quarter ended June 30, 2014 increased by 15,715 tons or 3.8 percent as follows:

•                  Containerboard / Corrugated products sales volume decreased 0.4 percent.  Containerboard sales decreased 4.0 percent reflecting volumes being redirected from outside sales to fulfill demand for internal converting.  Corrugated product sales volume increased 5.9 percent.

•                  Specialty paper sales volume increased by 12.2 percent, primarily due to higher kraft paper shipments prior to the domestic kraft paper price increase.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2014 was $392.2 million compared to $225.8 million for the second quarter of 2013, an increase of $166.4 million. The increase in cost of sales was mainly due to the $155.0 million impact of the Longview acquisition.  Excluding the Longview acquisition, cost of sales increased by $11.4 million, or 5.0 percent, mainly due to $7.8 million of higher sales volume, $6.8 million of inflation on labor, benefits and input costs, and $4.5 million of voluntary severance plan charges, partially offset by lower planned maintenance outage costs of $7.7 million.  Planned maintenance outage costs, including Longview, of approximately $5.2 million and $8.5 million were included in cost of sales for the quarters ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2014 totaled $33.9 million compared to $17.3 million for the quarter ended June 30, 2013.  The increase of $16.6 million was primarily due to the Longview acquisition and included $1.3 million of amortization expense for identified intangibles associated with the Longview acquisition.

Freight and distribution expenses for the quarter ended June 30, 2014 totaled $44.9 million compared to $27.8 million for the quarter ended June 30, 2013. The increase of $17.1 million was primarily due to $14.6 million associated with the Longview acquisition.  In addition, $2.5 million of additional expenses were driven by the 3.8 percent sales volume increase.

Selling, general and administrative expenses for the quarter ended June 30, 2014 totaled $34.1 million compared to $21.1 million for the quarter ended June 30, 2013. The increase of $13.0 million was primarily due to $11.7 million from the Longview acquisition.  Excluding the Longview acquisition, selling, general, and administrative expenses increased by $1.3 million due to $1.0 million of higher compensation related expenses, $0.3 million of voluntary severance plan charges, $0.4 million of IT related expenses, $0.6 million of higher professional fees, and $0.4 million of 2014 Longview integration related expenses, partially offset by $1.4 million of 2013 Longview acquisition related expenses.  For the quarter ended June 30, 2014, selling, general and administrative expenses as a percentage of net sales decreased to 5.8 percent from 6.5 percent in the quarter ended June 30, 2013.

Net interest expense for the quarters ended June 30, 2014 and 2013 was $8.0 million and $2.6 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and amortization of debt issuance costs. Interest expense was $5.4 million higher in the quarter ended June 30, 2014 due to higher term loan balances used to fund the Longview acquisition and an increase in interest rates.

Provision for income taxes for the quarters ended June 30, 2014 and 2013 was $26.0 million and $11.1 million, respectively, reflecting an effective tax rate of 33.6 percent for the quarter ended June 30, 2014 compared to 34.5 percent for the similar period in 2013. The higher provision for income taxes in 2014 primarily reflects higher pre-tax income of $45.4 million offset by $0.7 million of favorable discrete tax adjustments.

Comparison of Results of Operations for the Six Months Ended June 30, 2014 and 2013

(In thousands)

	Six Months Ended June 30,		Increase/
	2014	2013	(Decrease)

Net sales	$1,139,401	$646,134	$493,267
Cost of sales, excluding depreciation and amortization	775,493	450,699	324,794
Depreciation and amortization	66,583	34,477	32,106
Freight and distribution expenses	85,656	55,769	29,887
Selling, general, and administrative expenses	68,238	40,200	28,038
Other operating income	—	398	(398)
Operating income	143,431	65,387	78,044
Foreign exchange gain / (loss)	101	(222)	323
Interest expense, net	17,200	5,237	11,963
Income before provision for income taxes	126,332	59,928	66,404
Provision for income taxes	42,774	20,478	22,296
Net income	$83,558	$39,450	$44,108

Net sales for the six months ended June 30, 2014 were $1,139.4 million compared to $646.1 million for the six months of 2013, an increase of $493.3 million. The increase in net sales was driven primarily by the Longview acquisition which accounted for $467.2 million of the increase.  Excluding the Longview acquisition, net sales increased by $26.1 million, or 4.0 percent, due to $23.3 million of higher average selling prices in the first half of 2014 compared to the first half of 2013 and $2.8 million of volume and mix changes. Average selling prices increased primarily due to the realization of 2013 containerboard and corrugated products price increases along with 2013 specialty paper price increases and the 2014 kraft paper price increase. Average mill selling price per ton for the six months ended June 30, 2014 was $685 compared to $658 for the prior year period.

The following represents the Company’s sales by product line:

	Six Months Ended June 30,
	Net Sales		Increase/		Tons Sold		Increase/
Product Line Revenue:	2014	2013	(Decrease)%		2014	2013	(Decrease)%
Containerboard / Corrugated products	$709,468	$403,902	$305,566	75.7%	856,442	546,342	310,100	56.8%
Specialty paper	382,086	199,805	182,281	91.2%	536,674	291,407	245,267	84.2%
Other	47,847	42,427	5,420	12.8%	—	—	—	—
Product sold	$1,139,401	$646,134	$493,267	76.3%	1,393,116	837,749	555,367	66.3%

Tons of product sold for the six months ended June 30, 2014 were 1,393,116 tons compared to 837,749 tons for the six months ended June 30, 2013.  Excluding the Longview acquisition, tons of products sold for the six months ended June 30, 2014 decreased by 5,770 tons or 0.7 percent as follows:

•                  Containerboard / Corrugated products sales volume decreased 3.3 percent.  Containerboard sales decreased 8.5 percent reflecting volumes being redirected from outside sales to fulfill demand for internal converting.  Corrugated product sales volume increased 5.8 percent.

•                  Specialty paper sales volume increased by 4.3 percent, primarily due to higher kraft paper shipments prior to the domestic kraft paper price increase.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2014 was $775.5 million compared to $450.7 million for the six months of 2013, an increase of $324.8 million. The increase in cost of sales was mainly due to the $308.4 impact of the Longview acquisition.

Excluding the Longview acquisition, cost of sales increased by $16.4 million, or 3.6 percent, mainly due to $9.5 million of inflation on labor, benefits and input costs, $4.5 million of voluntary severance plan charges, $2.7 million of weather related costs, and $2.4 million of other cost changes, partially offset by $2.7 million of lower planned maintenance outage costs.  Planned maintenance outage costs of approximately $20.0 million and $13.2 million were included in cost of sales for the six months ended June 30, 2014 and 2013, respectively.  The increase in maintenance outage costs from the prior year were primarily due to the Longview operations.

Depreciation and amortization expense for the six months ended June 30, 2014 totaled $66.6 million compared to $34.5 million for the six months ended June 30, 2013.  The increase of $32.1 million was primarily due to the Longview acquisition and included $2.6 million of amortization expense for identified intangibles associated with the Longview acquisition.

Freight and distribution expenses for the six months ended June 30, 2014 totaled $85.7 million compared to $55.8 million for the six months ended June 30, 2013. The increase of $29.9 million was primarily due to $27.9 million from the Longview acquisition.

Selling, general and administrative expenses for the six months ended June 30, 2014 totaled $68.3 million compared to $40.2 million for the six months ended June 30, 2013. The increase of $28.1 million was primarily due to $22.9 million from the Longview acquisition.  Excluding the Longview acquisition, selling, general, and administrative expenses increased by $5.2 million due to $3.8 million of higher compensation related expenses, $0.8 million of IT related expenses, $0.6 million of higher professional fees, $0.5 million of 2014 Longview integration related expenses, $0.3 million of voluntary severance plan charges, and $0.1 million of bad debt expense, partially offset by $1.4 million of 2013 Longview acquisition related expenses.  For the six months ended June 30, 2014, selling, general and administrative expenses as a percentage of net sales decreased to 6.0 percent from 6.2 percent in the first six months of 2013.

Net interest expense for the six months ended June 30, 2014 and 2013 was $17.2 million and $5.2 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and amortization of debt issuance costs. Interest expense was $12.0 million higher in the first six months of 2014 due to higher term loan balances used to fund the Longview acquisition and an increase in interest rates.

Provision for income taxes for the six months ended June 30, 2014 and 2013 was $42.8 million and $20.5 million, respectively, reflecting an effective tax rate of 33.9 percent for the six months of 2014 compared to 34.2 percent for the similar period in 2013. The higher provision for income taxes in 2014 primarily reflects higher pre-tax income of $66.4 million.

Liquidity and Capital Resources

Credit Facilities

In April 2014, the Company entered into the First Amendment, which reduced the borrowing rates for both term loans under the Credit Facility and for any future borrowings under the $400 million Revolver.  The interest rates are based on LIBOR rates plus margin determined from a pricing grid based on the Company’s debt to EBITDA ratio as defined in the Credit Agreement.  Accordingly, the average weighted interest rate on borrowings under the Credit Facility, as of June 30, 2014, is 2.0 percent, compared to 2.25 percent as of March 31, 2014.  The First Amendment also reduced the unused commitment fees related to the Revolver by 5 to 10 basis points.

The Company has $395.0 million available under the Revolver at June 30, 2014.  In addition,  the Credit Facility also includes an “accordion” feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Revolver by up to $300.0 million.

Voluntary and Mandatory Prepayments

For the six months of 2014, the Company made no voluntary prepayments on its term loans under the Credit Facility. No mandatory prepayments were required under the Credit Agreement.

Other Borrowing

In January 2014, the Company entered into short-term financing agreement of $6.3 million at an annual interest rate of 1.69 for its annual property insurance premiums. The agreement requires the Company to pay consecutive monthly payments through the term of the financing agreement ending on December 1st. As of June 30, 2014, there was $2.9 million outstanding under the current agreement.

Debt Covenants

As of June 30, 2014, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On June 30, 2014, the maximum permitted leverage ratio was 4.50 to 1.00. On June 30, 2014, the Company was in compliance with a leverage ratio of 2.67 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the First Amendment through the quarter ending June 30, 2014, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On June 30, 2014, the Company was in compliance with the Credit Agreement with a fixed charge coverage ratio of 5.80 to 1.00.

As of June 30, 2014, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2014, is projected to be 34.5 percent. The cash tax rate for 2014 is projected to be 35 percent.

Sources and Uses of Cash

Three months ended June 30 (in thousands)	2014	2013	Incr / (Dcr)
Operating activities	$108,654	$70,672	$37,982
Investing activities	(73,676)	(32,713)	(40,963)
Financing activities	1,407	(46,043)	47,450
Total change in cash and cash equivalents	$36,385	$(8,084)	$44,469

Cash and cash equivalents increased by $36.4 million from December 31, 2013, reflecting $108.7 million of net cash provided by operating activities, $73.7 million of net cash used in investing activities, and $1.4 million of net cash provided by financing activities in the first six months of 2014.

Net cash provided by operating activities was $108.7 million, comprised primarily of net income for the first six months of $83.6 million and non-cash charges of $67.5 million.  Changes in operating assets and liabilities used $42.4 million of cash. Net cash provided by operating activities increased by $38.0 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, mainly due to a $44.1 million increase in net income, and higher non-cash charges of $15.7 million, partially offset by $21.8 million of cash used for working capital.

Net cash used in investing activities was $73.7 million for capital expenditures. For the six months ended June 30, 2014, capital expenditures included $25.7 million for our Longview operations acquired on July

18, 2013 and $5.5 million for the completion of the North Charleston, South Carolina paper mill No. 3 paper machine upgrade.

Net cash provided by financing activities was $1.4 million and reflects $2.9 million of net borrowings and repayments for our annual property insurance premiums and $1.6 million of proceeds from share transactions, partially offset by $2.4 million for payment on long-term debt and $0.7 of loan amendment costs. Net cash provided by financing activities increased by $47.5 million in the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to repayments under the Revolver in the first half of 2013.

Future Cash Needs

We expect that cash generated from operating activities and, if needed, the ability to draw from our $400.0 million Revolver and our $300.0 million accordion provision under our Revolver, if available, will be sufficient to meet anticipated 2014 cash needs.  Our remaining 2014 cash needs primarily consists of $15.9 million to pay the remaining quarterly debt repayments and interest on our term loans, approximately $50.0 million for capital expenditures for the balance of 2014, funding an additional $1.6 million contribution to our pension plans and any additional working capital needs.

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

Under our Credit Agreement, at June 30, 2014 we have an outstanding Credit Facility consisting of two term loans totaling $1.2 billion and the Revolver totaling $400 million.  Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver will also be subject to an unused fee that will be calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.0% to 2.0% for Eurodollar loans and from 0.0% to 1.0% for base rate loans and the Unused Fee Rate will range from 0.25% to 0.40%. The applicable margins for Term Loan A-2 will range from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans. At June 30, 2014 the weighted average interest rate of the term loans was 2.0%.

Changes in market rates may impact the base or LIBOR rate under our Credit Facility. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $12.3 million based upon our expected future monthly term loan balances per our existing repayment schedule.

We are exposed to price fluctuations of certain commodities used in production. Key raw materials and energy used in the production process include roundwood and woodchips, old corrugated containers, fuel oil, electricity and caustic soda. We purchase these raw materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have three contracts to purchase coal at fixed prices with all expiring on December 31, 2014.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2014. No such contracts were outstanding at June 30, 2014.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

July 30, 2014	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)