Form 10-Q
period 2014-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2014-10-29
CIK 1325281

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 96,000,356 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 23, 2014.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,649	$12,967
Trade accounts receivable, less allowance of $364 in 2014 and $682 in 2013	256,658	232,347
Other receivables	10,400	11,399
Inventories	232,578	217,382
Prepaid expenses and other current assets	8,865	6,405
Total current assets	614,150	480,500
Plant, property and equipment, net	1,399,309	1,389,609
Other assets	135,443	129,493
Intangible assets, net	113,494	123,745
Goodwill	533,851	528,515
Total assets	$2,796,247	$2,651,862
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$4,950
Other current borrowings	1,162	—
Accounts payable	154,703	159,127
Accrued expenses	52,897	45,885
Accrued compensation costs	58,928	54,871
Accrued income taxes	930	—
Deferred income taxes	115	5,445
Total current liabilities	268,735	270,278

Long-term debt, net of current portion	1,200,278	1,192,413
Pension and postretirement benefits	64,759	69,611
Deferred income taxes	441,317	444,672
Other liabilities	9,105	8,808
Total other liabilities	1,715,459	1,715,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 95,993,771 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2014 and 95,706,212 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2013	10	10
Additional paid-in-capital	254,259	246,186
Retained earnings	550,161	412,349
Accumulated other comprehensive income	7,623	7,535
Total stockholders’ equity	812,053	666,080
Total liabilities and stockholders’ equity	$2,796,247	$2,651,862

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$598,106	$538,603	$1,737,507	$1,184,737
Cost of sales, excluding depreciation and amortization	388,641	352,346	1,164,134	803,045
Depreciation and amortization	34,997	28,522	101,580	62,999
Freight and distribution expenses	46,173	39,679	131,829	95,448
Selling, general, and administrative expenses	34,133	37,538	102,371	77,738
Other operating income	—	177	—	575
Operating income	94,162	80,695	237,593	146,082

Foreign exchange gain / (loss)	(960)	359	(859)	137
Loss on debt extinguishment	2,963	—	2,963	—
Interest expense, net	8,099	9,585	25,299	14,822
Income before provision for income taxes	82,140	71,469	208,472	131,397
Provision for income taxes	27,886	27,055	70,660	47,533
Net income	$54,254	$44,414	$137,812	$83,864
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	31	(11)	93	(33)
Amortization of net (gain) / loss	(2)	48	(5)	145
Other comprehensive income, net of tax	29	37	88	112
Total comprehensive income	$54,283	$44,451	$137,900	$83,976

Weighted average number of shares outstanding:
Basic	95,958,877	95,457,816	95,857,079	95,200,896
Diluted	97,515,901	96,997,140	97,416,869	96,655,076
Net income per share:
Basic	$0.57	$0.47	$1.44	$0.88
Diluted	$0.56	$0.46	$1.41	$0.87

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$137,812	$83,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,580	62,999
Stock-based compensation expense	5,630	4,271
Pension and postretirement	(9,939)	1,216
Excess tax benefit from stock-based compensation	(2,960)	(2,547)
Amortization of debt issuance costs	4,415	3,004
Loss on debt extinguishment	2,963	—
Loss on disposal of fixed assets	1,203	390
Deferred income taxes	(1,059)	34,513
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable, net	(24,269)	(21,081)
Other receivables	999	200
Inventories	(17,222)	(3,769)
Prepaid expenses and other current assets	(2,462)	4,123
Other assets	(716)	(1,841)
Accounts payable	(3,510)	(16,336)
Accrued expenses and other liabilities	9,227	6,523
Accrued compensation costs	4,057	9,173
Accrued income taxes	300	4,181
Net cash provided by operating activities	206,049	168,883

Investing activities
Longview acquisition, net of cash acquired	—	(537,465)
Capital expenditures	(112,367)	(56,271)
Net cash used in investing activities	(112,367)	(593,736)

Financing activities
Proceeds from revolving credit facility	97,900	289,113
Repayments on revolving credit facility	(97,900)	(316,113)
Proceeds from receivables credit facility	175,000	—
Proceeds from long-term debt	—	1,275,000
Repayments on long-term debt	(178,525)	(305,313)
Redemption of Longview senior notes	—	(507,520)
Payment of loan amendment and debt issuance costs	(1,081)	(19,654)
Proceeds from other current borrowings	6,300	5,115
Repayments on other current borrowings	(5,138)	(3,739)
Payment of withholding taxes on stock awards	(1,755)	(860)
Proceeds from exercises of stock options	639	1,627
Proceeds from shares issued to ESPP	600	349
Excess tax benefit from stock-based compensation	2,960	2,547
Net cash provided by (used in) financing activities	(1,000)	420,552

Net increase (decrease) in cash and cash equivalents	92,682	(4,301)
Cash and cash equivalents-beginning of period	12,967	16,488
Cash and cash equivalents-end of period	$105,649	$12,187

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

•                  Inventories were adjusted by $2.0 million downward to reflect better estimates for replacement parts and supplies.

•                  Deferred income taxes decreased primarily due to the change in property, plant, and equipment and inventories.

4.                                      Annual Planned Maintenance Outages

Annual planned maintenance outage costs for the three months ended September 30, 2014 and 2013 totaled $5.2 million and $1.1 million, respectively, and are included in cost of sales.

Annual planned maintenance outage costs for the nine months ended September 30, 2014 and 2013 totaled $25.1 million and $14.3 million, respectively.  Outage costs for the nine months ended September 30, 2014 included $5.6 million at the North Charleston, South Carolina paper mill for downtime incurred during the upgradge of the No. 3 paper machine and $10.0 million at the Longview, Washington mill for the upgrade of the No. 10 paper machine and other outages.   As a result of these outages, production tons were reduced by 19,700 tons and 9,400 tons, respectively, for the nine months ended September 30, 2014 and 2013.

Outage costs for the nine months ended September 30, 2013 included $5.0 million for the tri-annual planned maintenance outage at the North Charleston, South Carolina mill.

5.                                      Inventories

Inventories consist of the following at September 30, 2014 and December 31, 2013, respectively:

	(unaudited)
	September 30,	December 31,
	2014	2013
Raw materials	$90,329	$83,136
Work in process	3,648	3,293
Finished goods	66,651	58,336
Replacement parts and supplies	68,829	66,842
Inventory at FIFO costs	229,457	211,607
LIFO inventory reserves	3,121	5,775
Inventories	$232,578	$217,382

The cost for the Longview inventories is determined on a last-in, first-out method except for replacement parts and supplies inventories, which are valued using the average cost method.  As of September 30, 2014, Longview’s inventories included in the Consolidated Balance Sheets were $112.6 million.

6.                                      Short-term Borrowings and Long-term Debt

Receivables Credit Facility

In September 2014, certain wholly-owned subsidiaries of the Company (“Originators”) entered into a one-year agreement to sell all domestic receivables (the “Receivables”) on a non-recourse basis (subject to purchase price credits for breaches of certain representations and warranties with respect to the Receivables), to a wholly-owned subsidiary of the Company that is a bankruptcy remote special purpose entity (the “SPE”).  Sales of Receivables to the SPE occur daily and are settled on a monthly basis. The SPE finances its purchases of the Receivables in part with proceeds of draws under a one-year facility (“Receivables Credit Facility”), subject to a maximum of $175 million. The actual amount available to draw upon varies based on eligible receivables (as defined in the documents establishing the Receivables Credit Facility).  The SPE pays a fee for the drawn and undrawn portions of the Receivables Credit Facility, respectively.

The SPE’s sole business consists of the purchase of the Receivables from the Originators, through a combination of draws under the Receivables Credit Facility, draws on subordinated notes payable to the Originators and capital contributions from one of the Originators, and the subsequent sale of undivided ownership interests in, or granting of a security interest in, such Receivables to the bank agent under the Receivables Credit Facility.  In addition, the SPE is a separate legal entity with its own separate creditors who will be entitled, upon liquidation, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or the Company, and the assets of the SPE are not available to pay creditors of the Company or any of its affiliates (other than the SPE).

The Company will service the Receivables in exchange for a servicing fee and guarantees the performance by the Originators of their payment obligations in respect of purchase price credits under the Receivables Credit Facility. At September 30, 2014, $175.0 million was outstanding and included in Long-term debt on the Consolidated Balance Sheets. All of the Receivables at September 30, 2014 have been sold to the SPE and are included in Trade accounts receivable, net of allowance on the Consolidated Balance Sheets.

This transaction created an on-balance sheet securitization program for KapStone’s trade accounts receivables that is accounted for as a secured borrowing under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.”

The Company included the Receivables Credit Facility in Long-term debt on the Consolidated Balance Sheets based on management’s intent to continue to refinance this agreement until the maturity of the Term loan A-1 which is July 18, 2018.  In addition, the Company also has the ability to refinance this short-term obligation on a long-term basis using its Revolving Credit Facility.  There are no additional requirements as to when borrowings under the Revolver would need to be repaid.  The Revolver’s maturity date is July 18, 2018.

The Company incurred approximately $0.4 million of fees associated with the Receivable Credit Facility, which have been deferred and will be amortized as interest expense using the effective interest method.

Proceeds from the Receivables Credit Facility were used to prepay $175.0 million of the term loans and as a result, $3.0 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Long-term debt consists of the following at September 30, 2014 and December 31, 2013, respectively:

	(unaudited)
	September 30,	December 31,
	2014	2013
Term loan A-1 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 1.75% at Septemer 30, 2014	$704,938	$754,938
Term loan A-2 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 2.0% at September 30, 2014	340,300	468,825
Receivables Credit Facility with interest payable monthly at LIBOR plus 0.75% at September 30, 2014	175,000	—
Total long-term debt	1,220,238	1,223,763
Less current portion of debt	—	(4,950)
Less unamortized debt issuance costs	(19,960)	(26,400)
Long-term debt, net of current portion and debt issuance costs	$1,200,278	$1,192,413

The Company’s weighted average interest rate on all borrowings was 1.83 percent as of September 30, 2014.

Amendments to the Amended and Restated Credit Agreement

In April 2014, the Company entered into a First Amendment (the “First Amendment”) to the Amended and Restated Credit Agreement dated as of July 18, 2013 (as amended; the “Credit Agreement”).  The First Amendment reduced the borrowing rates under our senior secured credit facility (the “Credit Facility”) for both term loans under the Credit Facility and for any future borrowings under the $400 million revolving credit facility (the “Revolver”) portion of the Credit Facility.  The interest rates are based on LIBOR rates plus a margin determined from a pricing grid based on the Company’s debt to EBITDA ratio as defined in our Credit Agreement.  Accordingly, the weighted average interest rate on borrowings under the Credit Facility as of September 30, 2014 is 2.0 percent, compared to 2.25 percent as of March 31, 2014.  The First Amendment also reduced the unused commitment fees related to the Revolver by 5 to 10 basis points.

The Company incurred approximately $0.7 million of fees associated with the First Amendment, which have been deferred and are being amortized as interest expense using the effective interest method.

In August 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, which included certain technical amendments to the Credit Agreement in connection with the Receivables program and the related Receivables Credit Facility.

Revolver

As of September 30, 2014, the Company has current availability of $395.0 million under the Revolver.

Debt Covenants

The Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

As of September 30, 2014, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of September 30, 2014, the fair value of the Company’s debt approximates the carrying value of $1.2 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Borrowing

In 2014 and 2013, the Company entered into short-term financing agreements of $6.3 million and $5.1 million, respectively, at an annual interest rate of 1.69 and 1.61 percent, respectively, for its annual property insurance premiums. The agreements require the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st.  As of September 30, 2014 and September 30, 2013, there was $1.2 million and $1.4 million, respectively, outstanding under these agreements which is included in “Other current borrowings” on the Consolidated Balance Sheets.

7.                                      Income Taxes

The Company’s effective income tax rate for both the three and nine months ended September 30, 2014 was 33.9 percent, compared to 37.9 percent and 36.2 percent for the three and nine months ended September 30, 2013, respectively.  Our tax rate is affected by recurring items such as state income taxes and discrete items that may occur in any given period, but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective income tax rate for both years.  The effective income tax rate in the third quarter of 2014 includes a $0.5 million favorable discrete adjustment relating to filing the 2013 federal income tax return, whereas the tax return filing adjustment was unfavorable in the prior year. The effective income tax rate for the nine months ended September 30, 2014 includes $1.3 million of favorable discrete adjustments from the resolution of tax audits, the effects from tax legislation and a favorable tax return filing adjustment.

In the normal course of business, the Company is subject to examination by taxing authorities. The Internal Revenue Service (IRS) recently completed their examination of the Company’s income tax return for 2012. An IRS examination of U.S. Corrugated’s (a business acquired by the Company in October 2011) tax returns for 2009 through 2011 is nearing completion.  No adjustments are anticipated from these examinations.  State income tax years are generally open beginning with 2010.

8.                                      Net Income per Share

Basic and diluted net income per share is calculated as follows (In thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$54,254	$44,414	$137,812	$83,864
Weighted-average number of common shares for basic net income per share	95,958,877	95,457,816	95,857,079	95,200,896
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,196,617	1,131,430	1,198,418	1,007,752
Unvested restricted stock awards	360,407	407,894	361,372	446,428
Weighted-average number of shares for diluted net income per share	97,515,901	96,997,140	97,416,869	96,655,076

Net income per share - basic	$0.57	$0.47	$1.44	$0.88
Net income per share - diluted	$0.56	$0.46	$1.41	$0.87

Approximately 42,000 and 23,000 of unexercised stock options were outstanding at September 30, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend on the Company’s common stock. To implement the stock split, shares of common stock were distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013. All shares and earnings per share amounts for the three and nine month periods ended September 30, 2013 have been restated to reflect this change.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension (benefit) / cost recognized for the three and nine months ended September 30, 2014 and 2013 for the Pension Plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost for benefits earned during the quarter	$2,448	$2,845	$7,346	$5,083
Interest cost on projected benefit obligations	7,180	5,918	21,540	6,512
Expected return on plan assets	(11,030)	(9,227)	(33,091)	(9,841)
Amortization of net loss	—	73	—	217
Amortization of prior service cost	101	33	302	98
Net pension (benefit) / cost - Company plans	(1,301)	(358)	(3,903)	2,069
Net pension cost - multi -employer plan	82	66	247	96
Total net pension (benefit) / cost	$(1,219)	$(292)	$(3,656)	$2,165

The year-over-year change in total net pension benefit is a result of two pension plans acquired as part of the Longview acquisition.

KapStone funds the Pension Plans according to IRS funding requirements. Based on those requirements, KapStone funded $3.2 million for the nine months ended September 30, 2014 and expects to fund an additional $0.4 million to the Pension Plans in 2014.

Defined Contribution Plan

We offer a 401(k) Defined Contribution Plan (“Contribution Plan”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula.  For the three months ended September 30, 2014 and 2013, the Company recognized expense of $3.6 million and $3.3 million, respectively, for the Company contributions to the Contribution Plan.  For the nine months ended September 30, 2014 and 2013, the Company recognized expense of $11.8 million and $9.1 million, respectively, for the Company contributions to this plan.

10.                               Stock-Based Compensation

On May 15, 2014, stockholders of the Company approved the 2014 Incentive Plan (“2014 Plan”).  The major changes included in the 2014 Plan are:

•                  An increase in the maximum number of shares to 8,500,000 of our common stock which will initially be available for all awards, subject to adjustment in the event of certain corporate transactions described in the 2014 Plan.

•                  To the extent the Company grants a stock option or SAR under the 2014 Plan, the number of shares of common stock that remain available for future grants will be reduced by an amount equal to the number of shares subject to such stock option or SAR.

•                  To the extent the Company grants restricted stock or a restricted stock unit (collectively, “Stock Awards”) under the 2014 Plan, the number of shares of common stock that remain available for future grants will be reduced by an amount equal to two times the number of shares subject to such Stock Award.

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

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock option compensation expense	$740	$535	$2,938	$2,312
Restricted stock unit compensation expense	661	437	2,692	1,959
Total stock-based compensation expense	$1,401	$972	$5,630	$4,271

Total unrecognized stock-based compensation cost related to the stock option grants and restricted stock units as of September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
Unrecognized stock option compensation expense	$3,694	$2,250
Unrecognized restricted stock unit compensation expense	4,306	2,535
Total unrecognized stock-based compensation expense	$8,000	$4,785

As of September 30, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.8 years and 2.0 years, respectively.

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

The weighted average fair value of the stock options granted in March 2014 and 2013 was $10.36 and $5.41, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. For the nine months ended September 30, 2014, the expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options. The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Nine Months Ended September 30,
	2014	2013
Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.93%	49.39%
Expected life (years)	4.30	4.00
Risk-free interest rate	1.34%	0.63%
Expected Dividend yield	—%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2014	2,514,382	$8.05	7.4	$49,977
Granted	441,415	30.40
Exercised	(129,316)	5.22
Forfeited	(15,645)	17.99
Outstanding at September 30, 2014	2,810,836	$11.64	7.0	$46,966
Exercisable at September 30, 2014	1,539,808	$5.87	5.8	$34,061

For the three and nine months ended September 30, 2014, cash proceeds from the exercise of stock options totaled $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2013, cash proceeds from the exercise of stock options totaled $0.6 million and $1.6 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2014	687,368	$10.91
Granted	156,787	30.42
Vested	(244,247)	8.91
Forfeited	(7,471)	16.03
Outstanding at September 30, 2014	592,437	$16.83

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

Net sales by product line for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
Net sales by product line:	2014	2013	(Decrease)	2014	2013	(Decrease)
Containerboard / Corrugated products	$392,886	$348,412	$44,474	$1,102,046	$753,182	$348,864
Specialty paper	180,725	167,392	13,333	562,811	366,330	196,481
Other	24,495	22,799	1,696	72,650	65,225	7,425
Total	$598,106	$538,603	$59,503	$1,737,507	$1,184,737	$552,770

In the three and nine months ended September 30, 2014, the increase in net sales was driven primarily by the Longview acquisition which accounted for $43.0 million and $510.2 million of net sales, respectively.

13.                              Voluntary Separation Plan

In February 2014, the Company offered a voluntary separation plan to a specific identified group of employees.  The employees were given a limited timeframe to review the offer and to communicate their acceptance.  As of September 30, 2014, 41 employees have accepted the offer and the Company has reserved $6.3 million with respect to this separation plan.  Payments charged against the reserve for the three and nine months ended September 30, 2014 totaled $1.0 million and $1.4 million, respectively.

14.                               Subsequent Event

The Company’s paper mill in Roanoke Rapids, North Carolina completed its annual planned maintenance outage in October 2014. The outage lasted approximately 9 days with an estimated cost of $8.5 million primarily for annual maintenance and inspections, and the fixed cost impact associated with lost paper production and a 11,200 reduction in tons produced. In October 2013, the annual planned maintenance outage lasted 9 days with a cost of $8.0 million primarily for annual maintenance and inspections, and the fixed cost impact associated with lost paper production and a 10,500 reduction in tons produced.

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

The Company has one reportable segment as of September 30, 2014. The Company manufactures and sells containerboard, corrugated products, and specialty paper.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended September 30, 2014 and 2013

(In thousands)

	Three Months Ended September 30,		Increase/
	2014	2013	(Decrease)

Net sales	$598,106	$538,603	$59,503
Cost of sales, excluding depreciation and amortization	388,641	352,346	36,295
Depreciation and amortization	34,997	28,522	6,475
Freight and distribution expenses	46,173	39,679	6,494
Selling, general, and administrative expenses	34,133	37,538	(3,405)
Other operating income	—	177	(177)
Operating income	94,162	80,695	13,467
Foreign exchange gain / (loss)	(960)	359	(1,319)
Loss on debt extinguishment	2,963	—	2,963
Interest expense, net	8,099	9,585	(1,486)
Income before provision for income taxes	82,140	71,469	10,671
Provision for income taxes	27,886	27,055	831
Net income	$54,254	$44,414	$9,840

Net sales for the quarter ended September 30, 2014 were $598.1 million compared to $538.6 million for the third quarter of 2013, an increase of $59.5 million or 11.0 percent. The increase in net sales was primarily driven by the benefit of a full quarter of owning Longview in 2014 as compared to a partial quarter in 2013, which accounted for approximately $43.0 million of the increase.  In addition to the Longview acquisition, net sales increased due to $11.7 million of higher sales volume, $3.5 million of higher average selling prices, and $1.3 million of other increases.  Average selling prices increased primarily due to the partial realization of the 2014 kraft paper price increase partially offset by lower export containerboard prices.  Average mill selling price per ton for the quarter ended September 30, 2014 was $689 compared to $682 for the prior year’s quarter.

The following represents the Company’s sales by product line:

	Three Months Ended September 30,
	Net Sales (in thousands)		Increase/ (Decrease)		Tons Sold		Increase/
Product Line Revenue:	2014	2013	(in thousands)%		2014	2013	(Decrease)%
Containerboard / Corrugated products	$392,886	$348,412	$44,474	12.8%	470,099	427,293	42,806	10.0%
Specialty paper	180,725	167,392	13,333	8.0%	244,986	234,815	10,171	4.3%
Other	24,495	22,799	1,696	7.4%	—	—	—	—
Product sold	$598,106	$538,603	$59,503	11.0%	715,085	662,108	52,977	8.0%

Tons of product sold for the quarter ended September 30, 2014 was 715,085 tons compared to 662,108 tons for the quarter ended September 30, 2013 an increase of 52,977 tons, or 8.0 percent, as follows:

•                  Containerboard / Corrugated products sales volume increased 10.0 percent.  Containerboard sales decreased 0.3 percent reflecting volumes being redirected from outside sales to fulfill demand for internal converting.  Corrugated product sales volume increased 23.1 percent.

•                  Specialty paper sales volume increased by 4.3 percent, primarily due to Kraft paper.

•                  These increases were primarily driven by a full quarter of owning Longview in 2014, which represented an additional 17 days, as compared to 2013 and approximately 51,000 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2014 was $388.6 million compared to $352.3 million for the third quarter of 2013, an increase of $36.3 million, or 10.3 percent.  Cost of sales increased primarily due to the full quarter of owning Longview in 2014; as compared to a partial quarter in 2013, which accounted for approximately $29.2 million of the increase.  In addition to the Longview acquisition, cost of sales increased due to $7.3 million of higher sales volume, $4.1 million of higher planned maintenance outage costs, $3.6 million of inflation on labor, benefits and input costs, $1.5 million of voluntary severance plan charges, and $0.5 million of other cost changes partially offset by $9.9 million of productivity gains primarily resulting from higher production and benefits from the voluntary severance plan.  Planned maintenance outage costs of approximately $5.2 million and $1.1 million were included in cost of sales for the quarters ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2014 totaled $35.0 million compared to $28.5 million for the quarter ended September 30, 2013.  The increase of $6.5 million was primarily due to increased capital spending in 2014 and $2.6 million for the full quarter of owning Longview in 2014; as compared to a partial quarter in 2013.

Freight and distribution expenses for the quarter ended September 30, 2014 totaled $46.2 million compared to $39.7 million for the quarter ended September 30, 2013. The increase of $6.5 million was primarily due to $2.5 million for the full quarter of owning Longview in 2014; as compared to a partial quarter in 2013, $3.5 million for the increase in sales volume and mix, and $0.5 million of inflation.

Selling, general and administrative expenses for the quarter ended September 30, 2014 totaled $34.1 million compared to $37.5 million for the quarter ended September 30, 2013. The decrease of $3.4 million, or 9.1 percent, was primarily due to $5.2 million of 2013 Longview acquisition related expenses not incurred in 2014 partially offset by $1.3 million higher compensation and benefit related expenses and $0.5 million for higher franchise taxes.  For the quarter ended September 30, 2014, selling, general and administrative expenses as a percentage of net sales decreased to 5.7 percent from 7.0 percent in the quarter ended September 30, 2013.

Loss on debt extinguishment was $3.0 million due to the $175.0 million prepayment on the term loans under the Credit facility.

Net interest expense for the quarters ended September 30, 2014 and 2013 was $8.1 million and $9.6 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facilities and amortization of debt issuance costs. Interest expense was $1.5 million lower in the quarter ended September 30, 2014 due to lower interest rates on the term loans.

Provision for income taxes for the quarters ended September 30, 2014 and 2013 was $27.9 million and $27.1 million, respectively, reflecting an effective income tax rate of 33.9 percent for the quarter ended September 30, 2014 compared to 37.9 percent for the similar period in 2013. The higher provision for income taxes in 2014 primarily reflects higher pre-tax income of $10.7 million, partially offset by $0.5 million of favorable discrete tax adjustments in 2014.

Comparison of Results of Operations for the Nine Months Ended September 30, 2014 and 2013

(In thousands)

	Nine Months Ended September 30,		Increase/
	2014	2013	(Decrease)

Net sales	$1,737,507	$1,184,737	$552,770
Cost of sales, excluding depreciation and amortization	1,164,134	803,045	361,089
Depreciation and amortization	101,580	62,999	38,581
Freight and distribution expenses	131,829	95,448	36,381
Selling, general, and administrative expenses	102,371	77,738	24,633
Other operating income	—	575	(575)
Operating income	237,593	146,082	91,511
Foreign exchange gain / (loss)	(859)	137	(996)
Loss on debt extinguishment	2,963	—	2,963
Interest expense, net	25,299	14,822	10,477
Income before provision for income taxes	208,472	131,397	77,075
Provision for income taxes	70,660	47,533	23,127
Net income	$137,812	$83,864	$53,948

Net sales for the nine months ended September 30, 2014 were $1,737.5 million compared to $1,184.7 million for the nine months of 2013, an increase of $552.8 million. The increase in net sales was primarily driven by the Longview acquisition which accounted for $510.2 million of the increase.  In addition to the Longview acquisition, net sales increased primarily due to $29.3 million of higher average selling prices in the first nine months of 2014 compared to the first nine months of 2013, and $15.1 million of volume and mix changes. Average selling prices increased primarily due to the realization of 2013 containerboard and corrugated products price increases, along with 2013 specialty paper price increases and the 2014 kraft paper price increase. Average mill selling price per ton for the nine months ended September 30, 2014 was $686 compared to $668 for the prior year period.

The following represents the Company’s sales by product line:

	Nine Months Ended September 30,
	Net Sales (in thousands)		Increase/ (Decrease)		Tons Sold		Increase/
Product Line Revenue:	2014	2013	(in thousands)%		2014	2013	(Decrease)%
Containerboard / Corrugated products	$1,102,046	$753,182	$348,864	46.3%	1,326,539	973,992	352,547	36.2%
Specialty paper	562,811	366,330	196,481	53.6%	781,660	525,865	255,795	48.6%
Other	72,650	65,225	7,425	11.4%	—	—	—	—
Product sold	$1,737,507	$1,184,737	$552,770	46.7%	2,108,199	1,499,857	608,342	40.6%

Tons of product sold for the nine months ended September 30, 2014 were 2,108,199 tons compared to 1,499,857 tons for the nine months ended September 30, 2013.  Excluding the Longview acquisition, tons of products sold for the nine months ended September 30, 2014 decreased by 12,777 tons or 1.0 percent as follows:

•                  Containerboard / Corrugated products sales volume decreased 6.4 percent.  Containerboard sales decreased 7.8 percent reflecting volumes being redirected from outside sales to fulfill demand for internal converting.  Corrugated product sales volume increased 7.6 percent.

•                  Specialty paper sales volume increased by 1.4 percent, primarily due to higher kraft paper shipments.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2014 was $1,164.1 million compared to $803.0 million for the nine months of 2013, an increase of $361.1 million. The increase in cost of sales was primarily due to the $337.5 impact of the Longview acquisition.  In addition to the Longview acquisition, cost of sales increased due to $13.1 million of inflation on labor, benefits and input costs, $12.3 million of higher sales volume, $6.0 million of voluntary severance plan charges, $3.2 million of other cost changes, and $2.7 million of weather related costs during the first quarter of 2014 partially offset by $13.7 million of productivity gains primarily resulting from higher production and cost savings.  Planned maintenance outage costs of approximately $25.1 million and $14.3 million were included in cost of sales for the nine months ended September 30, 2014 and 2013, respectively.  The increased maintenance outage costs from the prior year were primarily due to $10.0 million for Longview’s operations.

Depreciation and amortization expense for the nine months ended September 30, 2014 totaled $101.6 million compared to $63.0 million for the nine months ended September 30, 2013.  The increase of $38.6 million was primarily due to $34.1 million from the Longview acquisition, which included $3.9 million of amortization expense for identified intangibles associated with the Longview acquisition, and $4.5 million from higher capital spending.

Freight and distribution expenses for the nine months ended September 30, 2014 totaled $131.8 million compared to $95.4 million for the nine months ended September 30, 2013. The increase of $36.4 million was primarily due to $30.5 million from the Longview acquisition, $5.0 million higher sales volumes and mix, and $0.7 million of inflation.

Selling, general and administrative expenses for the nine months ended September 30, 2014 totaled $102.4 million compared to $77.7 million for the nine months ended September 30, 2013. The increase of $24.7 million was primarily due to $25.2 million from the Longview acquisition.  In addition to the Longview acquisition, selling, general, and administrative expenses increased due to $5.1 million of higher compensation and benefit related expenses, $1.3 million of 2014 Longview integration related expenses, $0.6 million for higher franchise taxes and other items, and $0.3 million of voluntary severance plan charges, partially offset by $6.8 million of nonrecurring 2013 Longview acquisition related expenses.  For the nine months ended September 30, 2014, selling, general and administrative expenses as a percentage of net sales decreased to 5.9 percent from 6.6 percent in the first nine months of 2013.

Loss on debt extinguishment was $3.0 million due to the $175.0 million prepayment on the term loans under the Credit facility.

Net interest expense for the nine months ended September 30, 2014 and 2013 was $25.3 million and $14.8 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facilities and amortization of debt issuance costs. Interest expense was $10.5 million higher in the first nine months of 2014 due to higher term loan balances used to fund the Longview acquisition, partially offset by lower interest rates in 2014.

Provision for income taxes for the nine months ended September 30, 2014 and 2013 was $70.7 million and $47.5 million, respectively, reflecting an effective income tax rate of 33.9 percent for 2014 compared to 36.2 percent for 2013. The higher provision for income taxes in 2014 primarily reflects higher pre-tax income of $77.1 million, partially offset by $1.3 million favorable discrete tax adjustments in 2014.

Liquidity and Capital Resources

Receivables Credit Facility

In September 2014, certain wholly-owned subsidiaries of the Company entered into a one-year agreement to sell all Receivables on a non-recourse basis (subject to purchase price credits for breaches of certain representations and warranties with respect to the Receivables), to the SPE.  The SPE finances its purchases of the Receivables in part with proceeds of draws under the Receivables Credit Facility, subject to a maximum of $175 million. The actual amount available to draw upon varies based on eligible receivables as defined in the agreement establishing the Receivables Credit Facility.  The proceeds from the initial sales of the Receivables were used to pay down the term loans under the Credit Agreement. As of September 30, 2014, the interest rate was 0.9 percent.

Amendments to the Amended and Restated Credit Agreement

In April 2014, the Company entered into the First Amendment.  The First Amendment reduces the borrowing rates under the Credit Facility for both term loans and for any future borrowings under the Revolver.  The interest rates are based on LIBOR rates plus margin determined from a pricing grid based on the Company’s debt to EBITDA ratio as defined in our Credit Agreement.  Accordingly, the weighted average interest rate on borrowings under the Credit Facility as of September 30, 2014 was 2.0 percent, compared to 2.25 percent as of March 31, 2014.  The First Amendment also reduced the unused commitment fees related to the Revolver by 5 to 10 basis points.

In August 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, which included certain technical amendments to the Credit Agreement in connection with the Receivables program and the related Receivables Credit Facility.

The Company has $395.0 million available under the Revolver at September 30, 2014.  In addition, the Credit Facility also includes an “accordion” feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Revolver by up to $300.0 million.

Other Borrowing

In January 2014, the Company entered into short-term financing agreement of $6.3 million at an annual interest rate of 1.69 for its annual property insurance premiums. The agreement requires the Company to pay consecutive monthly payments through the term of the financing agreement ending on December 1, 2014. As of September 30, 2014, there was $1.2 million outstanding under the current agreement.

Debt Covenants

As of September 30, 2014, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On September 30, 2014, the maximum permitted leverage ratio was 4.25 to 1.00. On September 30, 2014, the Company was in compliance with a leverage ratio of 2.65 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the First Amendment through the quarter ending September 30, 2014, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On September 30, 2014, the Company was in compliance with the Credit Agreement with a fixed charge coverage ratio of 5.21 to 1.00.

As of September 30, 2014, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2014, is projected to be 34.5 percent. The cash tax rate for 2014 is projected to be 35 percent.

Sources and Uses of Cash

Nine months ended September 30 (in thousands)	2014	2013	Incr / (Dcr)
Operating activities	$206,049	$168,883	$37,166
Investing activities	(112,367)	(593,736)	481,369
Financing activities	(1,000)	420,552	(421,552)
Total change in cash and cash equivalents	$92,682	$(4,301)	$96,983

Cash and cash equivalents increased by $92.7 million from December 31, 2013, reflecting $206.0 million of net cash provided by operating activities, $112.4 million of net cash used in investing activities, and $1.0 million of net cash used by financing activities in the first nine months of 2014.

Net cash provided by operating activities was $206.0 million, comprised primarily of net income for the first nine months of $137.8 million and non-cash charges of $101.8 million.  Changes in operating assets and liabilities used $33.6 million of cash. Net cash provided by operating activities increased by $37.2 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, mainly due to a $53.9 million increase in net income partially offset by $14.7 million of cash used for working capital and lower non-cash charges of $2.0 million.

Net cash used in investing activities was $112.4 million for capital expenditures. For the nine months ended September 30, 2014, capital expenditures included $43.3 million for our Longview operations acquired on July 18, 2013 and $5.6 million for the completion of the North Charleston, South Carolina paper mill No. 3 paper machine upgrade.  Capital expenditures increased by $56.0 million in 2014 compared to 2013 due to the Longview acquisition.

Net cash used in financing activities was $1.0 million and reflects $175.0 million of Receivables Credit Facility borrowing entirely offset by a $175.0 million prepayment on the term loans under the Credit Facility, $3.5 million for principal payments on the term loans and $1.1 million of fees paid for the Receivables Credit Facility and the First Amendment, partially offset by $2.4 million of proceeds from share transactions and $1.2 million of net borrowings and repayments for our annual property insurance premiums.  Net cash provided by financing activities decreased by $421.6 million in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to higher net borrowings in 2013 as a result of the Longview acquisition.

Future Cash Needs

We expect that cash generated from operating activities will be sufficient to meet remaining 2014 cash needs consisting of $5.7 million of interest on our term loans and Receivable Credit Facility, a range of $13.0 million to $18.0  million for capital expenditures for the balance of 2014, funding an additional $0.4 million contribution to our Pension Plan and any additional working capital needs.

Should the need arise, we have the ability to draw from our $400.0 million Revolver and our $300.0 million accordion provision under our Revolver, if available,

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.  The Company established a special purpose entity in connection with the Receivables Credit Facility. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under our Credit Agreement, at September 30, 2014 we have an outstanding Credit Facility consisting of two term loans totaling approximately $1.0 billion and the Revolver totaling $400 million.  Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.0% to 2.0% for Eurodollar loans and from 0.0% to 1.0% for base rate loans and the Unused Fee Rate ranges from 0.25% to 0.40%. The applicable margins for Term Loan A-2 ranges from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans.  At September 30, 2014 the weighted average interest rate of the term loans was 2.0 percent.

Under our Receivables Credit Facility, at September 30, 2014 we have $175.0 million outstanding. The outstanding capital of each investment in the receivable interests shall accrue yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin.  At September 30, 2014 the interest rate of the Receivables Credit Facility was 0.9 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $12.4 million based upon our expected future monthly term loan balances per our existing repayment schedule.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2014. No such contracts were outstanding at September 30, 2014.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated By-laws. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 19, 2014.

10.1

Receivables Purchase Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A., as Administrative Agent. Incorporated by reference to the Registrant’s Form 8-K filed on October 1, 2014.

10.2

Receivables Sale Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston LLC and Longview Fibre Paper and Packaging, Inc., as Originators. Incorporated by reference to the Registrant’s Form 8-K filed on October 1, 2014.

10.3

Second Amendment to Amended and Restated Credit Agreement dated as of August 15, 2014, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of KapStone Paper and Packaging Corporation named therein, as Guarantors, the lenders named therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

October 29, 2014	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)