Form 10-K
period 2014-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2015-02-27
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the 83,731,109 shares of Common Stock held by non-affiliates of the registrant on June 30, 2014, was $2,774,011,641. This calculation was made using a price per share of Common Stock of $33.13; the closing price of the Common Stock on the New York Stock Exchange on June 30, 2014 the last day of the registrant's most recently completed second fiscal quarter of 2014. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

         On February 18, 2015, there were 96,085,557 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

INDEX

Part I

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

        On January 2, 2007, we acquired from International Paper Company substantially all of the assets and assumed certain liabilities of the Kraft Papers Business ("KPB") for $155.0 million, less $7.8 million of working capital adjustments. The KPB assets consisted of an unbleached kraft paper manufacturing facility in Roanoke Rapids, North Carolina, Ride Rite® Converting, an inflatable dunnage bag manufacturer located in Fordyce, Arkansas, trade accounts receivable and inventories. We subsequently paid an aggregate of $53.7 million additional purchase price pursuant to contingent earn-out payments based upon achieving certain EBITDA targets.

        On July 1, 2008, we acquired from MeadWestvaco Corporation ("MWV") substantially all of the assets and assumed certain liabilities of the Charleston Kraft Division ("CKD") for $485.0 million (net of cash acquired of $10.6 million), less $8.9 million of working capital adjustments. The CKD assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina (including a cogeneration facility), chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina, a lumber mill located in Summerville, South Carolina, trade accounts receivable and inventories.

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

        The Company operates in one segment, the integrated manufacture and sale of containerboard, corrugated products, and specialty paper for industrial and consumer markets.

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

General

        KapStone produces containerboard, corrugated products, and specialty paper. In 2014, we produced 2.7 million tons, of which nearly 80 percent was sold to third party converters or shipped to our corrugated products manufacturing plants based in the United States, and 20 percent of which was sold to foreign based customers. In 2014, our corrugating plants produced and sold about 851 thousand tons or 12.9 billion square feet (BSF) of corrugated products in the U.S. Our net sales in 2014 totaled $2.3 billion, which was comprised of $1.5 billion of containerboard and corrugated products and $0.8 billion of specialty paper.

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

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. containerboard market is as follows:

(In millions)	2014	2013	2012
Total U.S. sales	31.7 tons	30.8 tons	30.7 tons
U.S. production	35.4 tons	34.8 tons	34.4 tons
Imports	1.0 tons	0.8 tons	0.6 tons
Exports	4.7 tons	4.2 tons	4.3 tons
U.S. operating rates	96%	96%	95%

        The primary markets for our containerboard are our corrugated products manufacturing plants and independent corrugated and laminated products customers who focus on specialty niche packaging.

Corrugated Products

        According to the Fibre Box Association's most recent annual report dated April 2014, the value of industry shipments of corrugated products was $28.4 billion, an increase of $2.0 million, or 7.0 percent.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent Fibre Box Association annual report dated April 2014):

Food, beverages and agricultural products	40%
General retail and wholesale trade	21%
Paper products	17%
Miscellaneous manufacturing	12%
Petroleum, plastic, synthetic, and rubber products	7%
Appliances, vehicles, and metal products	3%

        Corrugated products manufacturing plants tend to be located in close proximity to customers to minimize freight costs and shipping times. The Fibre Box Association estimates that the U.S. corrugated products industry consists of approximately 570 companies and over 1,200 plants.

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

  •
  Specialty products has a large variety of uses within coating and laminating applications that requires a smooth surface. Specialty products are also used to produce shingle wrap, end caps, roll wrap and dunnage bags. Our specialty paper products are designed to meet the unique needs of a variety of customers and end uses. We modify a range of specialty paper products for our specialty paper grades, such as sizing, smoothness, porosity, wet strength, pH and others. Our specialty paper products are manufactured for a variety of converters, including laminators, coaters, insulation manufacturers, agricultural product processors and food product packaging producers.

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

        The AF&PA's estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2014	2013	2012
Total U.S. sales	1.40 tons	1.34 tons	1.34 tons
U.S. production	1.34 tons	1.27 tons	1.28 tons
Imports	0.17 tons	0.18 tons	0.16 tons
Exports	0.21 tons	0.21 tons	0.22 tons
U.S. operating rates	90%	77%	76%

        Over the last two decades, unbleached kraft paper production capacity has declined. This decline was primarily driven by plastic bags replacing paper at most grocery stores across North America. The multiwall shipping sack market also contributed to the decrease in capacity resulting from conversion to plastic and woven poly in certain end-use markets, primarily pet food, chemicals and seed and feed markets.

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

  Unbleached Folding Carton Board

        Unbleached folding carton board is a low density virgin fiber board. Applications are widely spread throughout end uses in the general folding carton segment of the paperboard packaging market. This product can replace the use of more expensive coated recycled board, coated natural kraft board and solid bleached sulfate board which are currently much larger markets. There is no published data we are aware of reporting the size of the unbleached, uncoated folding carton market.

Manufacturing

        We operate four paper mills, three in the Southeastern region and one in the Pacific Northwest region of the United States. In 2014, we produced 2.7 million tons of containerboard and specialty paper at our mills in North Charleston, South Carolina; Roanoke Rapids, North Carolina; Cowpens, South Carolina and Longview, Washington. Our mills generally operate 24 hours a day, seven days a week. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers, and then stored prior to the paper making process. OCC is used to make recycled containerboard at our Cowpens mill and is a component of certain grades of kraft paper and containerboard at our Longview mill. The Company processes pulp using eleven paper machines at our facilities. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        As of December 31, 2014, we operated 21 corrugated products manufacturing plants, comprised of twelve box plants, seven sheet plants and two sheet feeder plants. Box plants operate as combining operations that manufacture corrugated sheets and finished corrugated products. Sheet feeder plants have a corrugator machine and manufacture corrugated sheets which are shipped to sheet or box plants. Sheet plants have various machines which convert corrugated sheets, purchased either from our operations or third parties, into finished corrugated products. Plants with a corrugating machine have total capacity of approximately eighteen billion square feet ("BSF").

        Our corrugated products manufacturing plants operate in fourteen states in the U.S., with no manufacturing facilities outside of the continental U.S. Each plant, for the most part, serves a market radius that typically averages 200 miles. Our sheet plants are generally located in close proximity to our larger corrugated plants, which enables us to offer additional services and converting capabilities, such as small volume and quick turnaround items.

        We produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging. We also have multi-color printing capabilities to make high-impact graphics boxes and displays that offer customers such as consumer products companies more attractive packaging.

        We have dedicated personnel who coordinate and execute all containerboard buy/sell arrangements with other containerboard manufacturers. As is industry practice, we also "trade" among industry participants who are located more closely to converting plants in order to reduce freight costs.

Distribution

        Containerboard and specialty paper produced in our mills is shipped by rail or truck to customers in the U.S. and is shipped by truck to nearby ports and then by ocean vessel to our export customers. Domestic rail shipments represent about 40 percent of the tons shipped and the remaining 60 percent is shipped by truck.

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

Customers and Products

        The following represents the Company's sales by product line:

	Years Ended December 31,
	Net Sales (in thousands)				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2014	2013		%	2014	2013		%
Containerboard / Corrugated products	$1,463,670	$1,108,545	$355,125	32.0%	1,764,628	1,403,797	360,831	25.7%
Specialty paper	741,601	551,931	189,670	34.4%	1,031,024	799,261	231,763	29.0%
Other	95,649	87,686	7,963	9.1%	—	—	—	—

Product sold	$2,300,920	$1,748,162	$552,758	31.6%	2,795,652	2,203,058	592,594	26.9%

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

        Specialty paper is sold to both domestic and export converters who produce multiwall bags for food grade agricultural products, pet food, cement and chemicals, grocery bags and specialty conversion products, such as wrapping paper products, dunnage bags and roll wrap.

        Our saturating kraft paper, sold under the trade name Durasorb®, has a customer base which is split among three geographic regions the Americas, Europe and Asia. Approximately 86 percent of our sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 40 years. Some customers have consolidated to form a greater presence in their end-use markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position with our Durasorb® product through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products.

        Our unbleached folding carton board sold under the Kraftpak® trade name has a customer base which consists primarily of integrated and independent converters in the folding carton industry. Our unbleached folding carton board product is a unique, low-density virgin fiber board. KapStone believes that the best growth opportunities for Kraftpak® are in consumer brands that are changing their images to promote environmental friendliness and sustainability. Kraftpak® and similar products replace the use of coated recycled board, coated natural kraft board and solid bleached sulfate board, which are currently much larger markets.

        No customer accounts for more than 10 percent of consolidated net sales. Our business is not dependent upon a single customer or upon a small number of major customers. We do not believe the loss of any one customer would have a material adverse effect on our business.

Seasonality and Backlog

        Demand for our major product lines is relatively constant throughout the year, and seasonal fluctuations in marketing, production, shipments and inventories are not significant. Slight seasonal fluctuations are largely driven by the agricultural market within the western United States. Backlogs are a factor in the industry, as they allow paper mills to run more efficiently. However, most orders are placed for delivery within 30 days.

Major Raw Materials Used

        Fiber is the single largest cost in the manufacture of containerboard and specialty paper. KapStone consumes both wood fiber and recycled fiber in its paper mills. Our mills in North Charleston and Roanoke Rapids use primarily virgin fiber. The fiber needs in 2014 of our Longview, Washington mill were supplied by approximately 68 percent of virgin fiber and 32 percent recycled fiber. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. We rely on supply agreements and open-market purchases to supply these mills with roundwood and wood chips. Fiber resources are generally available within economic proximity to these mills and we have not experienced any significant difficulty in obtaining our mill fiber needs.

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

        Our corrugated manufacturing plants consume containerboard produced at our mills or from third parties and through buy/sell arrangements. We use third-party mills which are closer to our corrugated manufacturing plants to realize freight savings. Containerboard, which includes both linerboard and corrugating medium, is the principal raw material used to manufacture corrugated products. Linerboard is used as the inner and outer facings, or liners, of corrugated products. Corrugating medium is fluted and laminated to linerboard in corrugated plants to produce corrugated sheets. The sheets are subsequently printed, cut, folded and glued to produce corrugated products.

Energy

        Energy at the mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, natural gas, oil, bark, and by-products of the manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, fuel oil has exhibited higher costs per thermal unit and more price volatility than natural gas and coal. During 2014, approximately 65 percent of our North Charleston, South Carolina and Roanoke Rapids, North Carolina mills purchased fuel needs were from coal, historically our lowest cost purchased fuel. A substantial portion of our Longview mill electricity requirements are satisfied by hydroelectric power, which has relatively stable pricing.

        In 2014, we purchased coal under two contracts that ended on December 31, 2014. In 2015, the Company has one coal contract for all of its needs with contracted pricing through December 31, 2015.

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

        Our principal competitors with respect to sales of our containerboard and specialty paper are a number of large, diversified paper companies, including International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Rock-Tenn Company and Packaging Corporation of America, all of which have greater financial resources than we do. We also compete with other regional manufacturers of these products. Our specialty paper products (other than our Durasorb® and Kraftpak® products) are each generally considered a commodity-type product that can be purchased from numerous suppliers and competition is based primarily on price, product specification, service and quality.

        Corrugated products businesses seek to differentiate themselves through pricing, quality, service and product design and innovation. We compete for both local and national account business, and we compete against producers of other types of packaging products. On a national level, our primary competitors include International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), Rock-Tenn Company and Packaging Corporation of America. However, with our strategic focus on local and regional accounts, we also compete with the smaller independent converters.

Intellectual Property

        The Company owns patents, licenses, trademarks and trade names on products. However, we do not believe that our intellectual property is material to our business and the loss of any or our intellectual property rights would not have a material adverse effect on our operations or financial condition.

Employees

        As of December 31, 2014, we had 4,628 employees. Of these, 1,380 employees are salaried and 3,248 are hourly. Approximately 2,500 of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers (USW).

        Currently, there is a collective bargaining agreement in place with trade union employees at our mills in North Charleston through June 2015 and Roanoke Rapids through August 2016. The Company is engaged in negotiations with its union employees in Longview. The mill is operating under the terms of a contract that expired in June 2014. We expect to begin negotiations to renew the North Charleston union contract in early 2015.

        We did not experience any work stoppages in 2014 and have not experienced any work stoppages in the eight years prior to 2014. We believe we have good relations with our employees.

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

  1.
  Resource Conservation and Recovery Act (RCRA);

  2.
  Clean Water Act (CWA);

  3.
  Clean Air Act (CAA);

  4.
  The Emergency Planning and Community Right-to-Know-Act (EPCRA);

  5.
  Toxic Substance Control Act (TSCA); and

  6.
  Safe Drinking Water Act (SDWA).

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

        The Company's subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the "Site"). The U.S. Environmental Protection Agency ("EPA") asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision ("ROD") for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. At least 40 potentially responsible parties, including Longview, have entered into an Allocation Agreement. Pursuant to the Allocation Agreement, the parties will attempt to determine each party's portion of the cost to remediate the site. The allocation process in not expected to be completed until 2017. Based on available information provided to the Company to date, the Company cannot reasonably estimate its potential liability. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles, self-insurance amounts, and retrospective premiums).

        We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. We are not aware of any material claims of this type currently pending against us.

        While legislation regarding the regulation of greenhouse gas emissions has been proposed from time to time at the federal level, it is uncertain whether such legislation will be passed and, if so, what the breadth and scope of such legislation will be. The EPA has begun to propose and / or adopt regulations regulating certain aspects of greenhouse gas emissions. To the extent such regulations become applicable to our operations, they could potentially adversely affect the Company. The result of a broader regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, through caps, taxes or additional capital expenditures to modify facilities, which may be material. However, climate change legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy is encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation or regulation will be and how our business and industry will be affected.

        In 2004, EPA published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations have been subject to a series of legal challenges and have been repurposed and / or amended by EPA several times since the initial rules were published. A final reconsidered regulation was issued in January 2013 but legal challenges have been filed and it remains uncertain as to whether the rule as currently promulgated will be further revised. Based upon the Company's current understandings of the rules, it is unclear what the total cost of compliance will be, if any.

        In addition to Boiler MACT and greenhouse gas standards, the EPA has recently finalized a number of other environmental rules, which may impact the pulp and paper industry. The EPA also is revising existing environmental standards and developing several new rules that may apply to the industry in the future. We cannot currently predict with certainty how any future changes in environmental laws and regulations (or their interpretation) and/or enforcement practices will affect our business; however, it is possible that our compliance, capital expenditure requirements and operating costs could increase materially.

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

Financial Information About Segments and Geographic Areas

        We operate as one segment and our revenues are generated primarily in one geographic region. See "Segment Information" of Note 2—Summary of Significant Accounting Policies and Note 15—Segment Information contained in the "Notes to Consolidated Financial Statements."

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

        Our actual results, performance or achievement could differ materially from those expressed in, or implied by, these forward-looking statements, and, accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our results of operations or financial condition. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward looking statements that have been made to reflect the occurrence of events after the date hereof.

Risks associated with our business

We rely on key customers and a loss of one or more of our key customers could adversely affect our business, results of operations, cash flows and financial position.

        During the year ended December 31, 2014, no customer accounted for more than 10 percent of consolidated net sales. However, losses of key customers could significantly impact our business, results of operations, cash flows and financial position.

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

        As of December 31, 2014, we had approximately $1.1 billion of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A significant portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness incurred by us under our senior secured credit facility (the "Credit Facility") under our Amended and Restated Credit Agreement bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Credit Facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

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

        In the event of a default under our Amended and Restated Credit Agreement, the lenders generally would be able to declare all outstanding indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the Credit Facility are secured by a first priority lien on substantially all of our assets and, in the event of a default under that facility, the lenders generally would be entitled to seize the collateral. A default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business, liquidity and financial condition.

If we fail to extend or renegotiate the collective bargaining agreements as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 875 employees at various corrugating manufacturing plants, 700 employees at the Longview mill, 560 employees at the North Charleston mill, and 365 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to North Charleston through June 2015 and Roanoke Rapids through August 2016. The Longview union contract expired in June 2014 and remains under negotiations. If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our results of operations.

We sell some of our products internationally, and, accordingly, our business, results of operations, cash flows and financial position could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 20 percent of our revenues in 2014 and 2013 were derived from export sales. Our international operations and activities face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

  •
  Changes in foreign currency exchange rates which could adversely affect selling prices for our products, and therefore our competitive position in a particular market.

  •
  Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over us.

  •
  Changes generally in political, regulatory or economic conditions in the countries in which we sell our products.

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

        We rely on our enterprise resource planning (ERP) systems to support such critical business operations as processing sales orders and invoicing, inventory control, purchasing and supply chain management, payroll and human resources and financial reporting. We periodically implement upgrades to such systems or migrate one or more of our affiliates, facilities or operations from one system to another. If we are unable to adequately maintain such systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have a material adverse impact on our business, internal controls over financial reporting, financial results or our ability to timely and accurately report such results.

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

We may incur business disruptions.

        We take measures to minimize the risks of disruptions at our manufacturing facilities. However, the occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire or other unanticipated problems, such as labor difficulties, equipment failure or unscheduled maintenance, could cause operational disruptions and could materially adversely affect our earnings and cash flows. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

Environmental regulations could materially adversely affect our results of operations and financial position and require us to make unexpected capital expenditures.

        We are subject to environmental regulation by federal, state and local authorities in the United States, including requirements that regulate discharge into the environment, waste management and remediation of environmental contamination. Maintaining compliance with existing and new environmental laws may require material additional capital expenditures.

        Due to past history of industrial operations at the Roanoke Rapids mill, North Charleston mill, Longview mill and some of our corrugating manufacturing plants, the possibility of on-site and off-site environmental impact to the soil and groundwater may present a heightened risk of contamination. If we are required to make significant expenditures for remediation, the costs of such efforts may have a significant negative impact on our results of operations, cash flows and financial position.

Our operations are dependent upon certain operating agreements for fiber.

        We rely on certain supply arrangements to provide us roundwood and woodchips. If one of these suppliers failed to deliver quality roundwood or woodchips in the quantities we require, KapStone's supply may not be adequate to cover customer needs, which could have an adverse effect on our results of operations, cash flows and financial position.

Our pension costs are subject to a variety of factors and assumptions that could cause these costs to change.

        We have a defined benefit pension plan that covers 54 percent of our employees. Our pension costs are dependent upon a variety of factors and assumptions based upon past experience. Fluctuations in market returns, interest rates, mortality rates, the number of retirees and longer life-expectancy may result in increased pension costs. Similarly, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also change pension costs. Material adverse changes in these factors could have a negative impact on our results of operations, cash flows, and financial position.

Risks Associated with KapStone's Common Stock

The market price for our common stock may be highly volatile.

        The market price of our common stock may be volatile due to certain factors, including, but not limited to: quarterly fluctuations in our financial and operating results; general conditions in the paper and packaging industries; or changes in earnings estimates.

Our executive officers and directors control a substantial percentage, approximately 11 percent, of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2014, our named executive officers and directors owned 11.0 million shares of our common stock, or approximately 11 percent of our total outstanding common stock. Accordingly, our named executive officers and directors may have some influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have some influence regarding the outcome of the election.

Risks associated with the paper, packaging, forest products and related industries

The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices of and the demand for products could result in smaller profit margins and lower sales volumes.

        Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for products in the paper, packaging, forest products and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most paper products and many wood products used in the packaging industry are commodities that are widely available from many producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for these commodity products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets (including Europe, Asia, and Central and South America), as well as foreign currency exchange rates. The foregoing factors could materially and adversely impact our sales, cash flows, profitability and results of operations.

An increase in the cost or a reduction in the availability of wood fiber, other raw materials, energy and transportation may have an adverse effect on our profitability and results of operations.

        Wood fiber (including OCC) is the principal raw material in many parts of the paper and packaging industry. Wood fiber is a commodity, and prices historically have been cyclical and have varied on a regional basis. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other causes, thereby reducing supply and increasing prices. Demand for OCC, especially from China, could result in shortages or spikes in the cost of OCC.

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

Disruptions in transportation could adversely affect our supply of raw materials and/or our ability to distribute our products and could have an adverse effect on our results of operations, profitability and liquidity.

        Since we distribute our products by truck, rail, and ship, the reduced availability of those modes of transportation could limit our ability to promptly deliver products to our customers. The delay or failure to deliver our products to customers in a timely manner may require us to offer price concessions, discounts or other financial incentives to any affected customer in compensation for such delay or failure or could result in lost sale(s) and, ultimately, if the delay or failure is not promptly remedied, the loss of affected customers. Reduced availability of transportation could also affect our ability to receive adequate supplies of raw materials in a timely manner; which could have an adverse effect on our operations; financial condition and liquidity. In addition, the increased costs of transportation may reduce our profitability if we are not able to recover those costs through price increases for our products.

        Our business in the past has been and in the future could be adversely affected by strikes and labor renegotiations affecting seaports, labor disputes between railroads or trucking companies and their union employees, or by a work stoppage at one or more seaports, railroads or local trucking companies servicing the areas in which we operate or with whom we do business.

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

        Companies in the paper and packaging industry are subject to a wide range of general and industry specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, hazardous substance reporting, hazardous substance release notification, site remediation, forestry operations and endangered species habitats. We may incur substantial expenditures to maintain compliance with applicable environmental laws and regulations (or new interpretations thereof), which could adversely affect our results of operations. Failure to comply with applicable environmental laws and regulations could expose us to civil or criminal fines or penalties or enforcement actions, including orders limiting operations or requiring corrective measures, installation of pollution control equipment or other remedial actions.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below provides a summary of our paper mills, the principal products produced and each mill's annual practical maximum capacity based upon all of our paper machines' production capabilities, as reported to the AF&PA:

Location	Products	Capacity (tons)
Longview, WA	Containerboard / Specialty Paper	1,300,000
North Charleston, SC	Containerboard / Specialty Paper	910,000
Roanoke Rapids, NC	Containerboard / Specialty Paper	460,000
Cowpens, SC	Recycled containerboard	240,000

Total		2,910,000

        We have granted mortgages on all of our owned real property, including our paper mills, to secure our obligations under our Credit Facility.

        As of December 31, 2014, our corrugated products production facilities included:

Corrugated Products Manufacturing Plants	Approx. Sq. Ft.	Property Leased(1)/ Owned
Full-Line Box Plants
Amsterdam, NY	227,000	Leased
Bowling Green, KY	306,000	Leased
Cedar Rapids, IA	386,000	Leased
College Park, GA	183,000	Owned
Longview, WA	241,000	Owned
Mesquite, TX	275,000	Leased
Minneapolis, MN	275,000	Leased
Oakland, CA	216,000	Owned
Seattle, WA	132,000	Owned
Spanish Fork, UT	519,000	Owned
Twin Falls, ID	446,000	Owned
Yakima,WA	420,000	Owned
Sheet Plants
Atlanta, GA	113,000	Leased
Aurora, IL	198,000	Leased
Cedar City UT	143,000	Owned
Grand Forks, ND	85,000	Leased
Seward, NE	85,000	Leased
Somerset, KY	87,000	Leased
Springfield, MA	235,000	Owned
Sheet Feeders
Atlanta, GA	133,000	Leased
Fort Worth, TX	100,000	Owned

(1)
Of the leased property 1.4 million square feet expire in 2032. The equipment in the leased facilities is, in virtually all cases, owned by KapStone, except for forklifts, trailers and other rolling stock which are leased.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.0001 per share, trades on the New York Stock Exchange ("NYSE") under the symbol "KS". As of December 31, 2014, there were 8 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

        On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend (the "Stock Split"). To implement the stock split, one share of common stock for each then outstanding share of common stock was distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013.

        The following table sets forth the high and low sales price information for the Company's common stock from January 1, 2013 through December 31, 2014, as reported by the NYSE. All amounts for 2013 have been restated for the 2014 Stock Split (defined below).

	2014		2013
Quarter Ended	Low	High	Low	High
March 31	$26.71	$32.59	$11.28	$13.93
June 30	$24.74	$33.34	$13.18	$20.42
September 30	$28.13	$33.35	$20.72	$24.68
December 31	$24.46	$31.56	$21.74	$28.53

        At December 31, 2014, the closing share price on the NYSE was $29.31.

        In December 2014, our board of directors approved the initiation of a regular quarterly dividend of $0.10 per share, indicating a current annualized dividend of $0.40 per share. The timing and amount of future dividends are subject to the determination of the Company's board of directors.

        There were no cash dividends or other cash distributions made during 2013.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in our common stock on December 31, 2009 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on December 31, 2009. The graph portrays total return, 2009-2014, assuming reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2014, 2013, 2012, 2011 and 2010.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

	Years Ended December 31,
In thousands, except per share amounts	2014	2013(1)	2012	2011(1)	2010
Statement of Income Data:
Net sales	$2,300,920	$1,748,162	$1,216,637	$906,119	$782,676
Operating income(2)	$299,931	$219,888	$109,560	$106,741	$68,703
Net income(3)	$171,915	$127,338	$62,505	$123,981	$65,041
Basic net income per share(4)	$1.79	$1.34	$0.67	$1.34	$0.71
Diluted net income per share(4)	$1.76	$1.32	$0.65	$1.31	$0.69
Cash dividends declared per common share(5)	$0.10	$—	$1.00	$—	$—
Balance Sheet Data:
Cash and cash equivalents	$28,467	$12,967	$16,488	$8,062	$67,358
Total assets	$2,556,274	$2,651,862	$1,135,860	$1,130,147	$723,421
Long-term liabilities	$1,499,338	$1,715,504	$414,628	$442,269	$185,539
Total stockholders' equity	$778,127	$666,080	$517,948	$546,278	$418,634

(1)
2013 results reflect the results of the Longview acquisition on July 18, 2013 while 2011 results and later reflect the USC acquisition on October 31, 2011.

(2)
2009 and 2010 operating income includes $164.0 million and $22.2 million, respectively, of income from alternative fuel mixture credits.

(3)
2013 and 2011 net income includes a $5.0 million and $63.0 million benefit, respectively, from the reversal of the tax reserves for alternative fuel mixture credits. 2010 net income includes a $21.0 million cellulosic biofuel producers' tax credit.

(4)
Earnings per share for all periods have been restated for the stock split declared in December 2013.

(5)
In December 2014, the Company declared a regular dividend that will be paid in January 2015. In December 2012, the Company paid a special cash dividend.

        See Note 3 in the Notes to Consolidated Financial Statements for a discussion of the Longview acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

        Net sales of $2.3 billion and earnings of $171.9 million in 2014 were both a record high for the Company reflecting 2.8 million tons of product sold. In 2014, the average mill selling price per ton increased by $15 to $684 per ton. This increase was primarily due to the realization of 2013 containerboard and corrugated products price increases, along with 2013 specialty paper price increases, and the 2014 kraft paper price increase. Our mill operations had a strong year in 2014, producing a record 2.7 million tons of containerboard and specialty paper compared to 2.1 million tons in 2013.

        Some key highlights for 2014 include:

  •
  In February the Company completed a $29 million investment at our North Charleston mill. The primary project in this investment was the replacement of the press section on No. 3 Paper Machine, which is designed to improve the capability and efficiency of producing Ultra High Performance (UPL) lightweight linerboard grades.

  •
  In March the Company announced a $50 per ton selling price increase for kraft paper. This price increase was fully realized by the end of the third quarter of 2014.

  •
  In July the Company released its 2013 sustainability report, which showed significant progress toward its 2020 sustainability goals. These goals, which were set based on our commitment to social responsibility, extend well beyond applicable laws and regulations mandated by federal, state and local governmental entities.

  •
  In September the Company entered into an accounts receivable securitization arrangement ("Securitization") with Wells Fargo Bank, N.A. and PNC Bank, N.A. The Securitization generated proceeds of $175 million which were used to partially prepay our existing term loans. Due to a lower interest rate on the Securitization, our gross annual interest expense is expected to be reduced by approximately $2.0 million.

  •
  In December the Company's board of directors approved the initiation of a regular quarterly dividend of $0.10 per share which was paid on January 12, 2015.

  •
  As of December the Company merged its three defined benefit pension plans into one.

  •
  We believe we are the 5th largest manufacturer of containerboard in the United States.

Results of Operations for the Years Ended December 31, 2014, 2013, and 2012

        The following table compares results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,			% of Net Sales
	2014	2013	% Change	2014	2013
Net sales	$2,300,920	$1,748,162	31.6%	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,551,531	1,186,930	30.7%	67.4%	67.9%
Depreciation and amortization	136,548	95,435	43.1%	5.9%	5.5%
Freight and distribution expenses	175,901	135,972	29.4%	7.6%	7.8%
Selling, general and administrative expenses	137,009	110,612	23.9%	6.0%	6.3%
Other operating income	—	675	(100.0)%	—	—

Operating income	299,931	219,888	36.4%	13.0%	12.6%
Foreign exchange gain/(loss)	(1,222)	232	626.7%	(0.1)%	—
Loss on debt extinguishment	5,617	—	100.0%	0.2%	—
Interest expense, net	32,491	25,130	29.3%	1.4%	1.4%

Income before provision for income taxes	260,601	194,990	33.6%	11.3%	11.2%
Provision for income taxes	88,686	67,652	31.1%	3.9%	3.9%

Net income	$171,915	$127,338	35.0%	7.6%	7.3%

        Net sales for the year ended December 31, 2014 were $2,300.9 million compared to $1,748.2 million for the year ended December 31, 2013, an increase of $552.7 million. The increase in net sales was driven primarily by the Longview acquisition which accounted for $510.2 million. In addition to the Longview acquisition, net sales increased by $29.5 million due to higher average selling prices and product mix changes and $11.1 million of higher sales volume. Average mill selling price per ton for 2014 was $684 compared to $669 for 2013. Average mill selling prices increased primarily due to the realization of 2013 containerboard and corrugated products price increases, along with 2013 specialty paper price increases, and the $50 per ton 2014 kraft paper selling price increase.

        The following represents the Company's sales by product line:

	Years Ended December 31,
	Net Sales (in thousands)				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2014	2013		%	2014	2013		%
Containerboard / Corrugated products	$1,463,670	$1,108,545	$355,125	32.0%	1,764,628	1,403,797	360,831	25.7%
Specialty paper	741,601	551,931	189,670	34.4%	1,031,024	799,261	231,763	29.0%
Other	95,649	87,686	7,963	9.1%	—	—	—	—

Product sold	$2,300,920	$1,748,162	$552,758	31.6%	2,795,652	2,203,058	592,594	26.9%

        Tons of product sold in 2014 was 2,795,652 tons compared to 2,203,058 tons in 2013. Excluding the Longview acquisition, tons of products sold in 2014 decreased by 14,738 tons or 0.9 percent as follows:

  •
  Containerboard / Corrugated product sales volume decreased 1.3 percent. Containerboard sales decreased 5.8 percent reflecting volumes being redirected from outside sales to fulfill demand for internal converting. Corrugated product sales volume increased 6.5 percent.

  •
  Specialty paper sales decreased by 0.1 percent, primarily due to lower Durasorb® sales, which decreased 5.8 percent, partially offset by a kraft paper volume increase of 3.2 percent.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2014 was $1,551.5 million compared to $1,186.9 million for the year ended December 31, 2013, an increase of $364.6 million. The increase in cost of sales was mainly due to the $337.5 million impact of the Longview acquisition. In addition to the Longview acquisition, cost of sales increased mainly due to $21.5 million of inflation on labor, benefits and input costs, $18.7 million of higher sales volume, $11.2 million of higher planned maintenance outage costs, $6.6 million of voluntary severance plan charges and $4.4 million of other cost increases. These cost increases were partially offset by $35.3 million of productivity gains, primarily resulting from higher production and cost savings. Including Longview, annual planned maintenance outage costs during 2014 and 2013 totaled $36.1 million and $24.9 million, respectively, and were included in cost of sales for those years.

        Depreciation and amortization expense for the year ended December 31, 2014 totaled $136.5 million compared to $95.4 million for 2013. The increase of $41.1 million was primarily due to $34.1 million from the Longview acquisition, $5.2 million of which reflected amortization of identified intangibles, and $7.0 million was the result of higher capital spending.

        Freight and distribution expenses for the year ended December 31, 2014 totaled $175.9 million compared to $136.0 million for 2013. The increase of $39.9 million was primarily due to $30.5 million from the Longview acquisition, $7.5 million from higher sales volumes and mix and $1.9 million of inflation and other cost increases.

        Selling, general and administrative expenses for the year ended December 31, 2014 totaled $137.0 million compared to $110.6 million in 2013. The increase of $26.4 million was primarily due to $25.2 million from the Longview acquisition. In addition to the Longview acquisition, selling, general, and administrative expenses increased due to $3.9 million of higher compensation and benefit related expenses, $4.2 million of 2014 Longview integration related expenses, $0.9 million higher legal expenses and $0.3 million of voluntary severance plan charges, partially offset by $8.5 million of 2013 Longview acquisition related expenses that did not occur in 2014. As a percentage of net sales, selling, general, and administrative expenses decreased to 6.0 percent in 2014 from 6.3 percent in 2013.

        Loss on debt extinguishment for the year ended December 31, 2014, was $5.6 million due to the $325.0 million of voluntary prepayments on the term loans under the Credit Facility.

        Net interest expense for the years ended December 31, 2014 and 2013 was $32.5 million and $25.1 million, respectively. Interest expense reflects interest on the Company's borrowings under its Credit Facility, Receivables Credit Facility and amortization of debt issuance costs. Interest expense was $7.4 million higher for the year ended 2014 due to higher term loan balances used to fund the Longview acquisition and an increase in variable interest rates.

        Provision for income taxes for the years ended December 31, 2014 and 2013 was $88.7 million and $67.7 million, respectively, reflecting an effective income tax rate of 34.0 percent for 2014 compared to 34.7 percent for 2013. The higher provision for income taxes in 2014 primarily reflects higher pre-tax income. In addition, 2013 included a $5.0 million favorable adjustment for reversal of a tax reserve for an uncertain tax position relating to alternative fuel mixture credits.

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

        Net sales for the year ended December 31, 2013 were $1,748.2 million compared to $1,216.6 million for the year ended December 31, 2012, an increase of $531.6 million. The increase in net sales was driven primarily by the Longview acquisition, which accounted for $439.6 million. Excluding the Longview acquisition, net sales increased by $92.0 million or 7.6 percent. Net sales (excluding Longview) increased by $77.3 million due to higher average selling prices, $9.2 million of other sales and $5.5 million due to volume and product mix changes. Average mill selling price per ton for 2013 was $669 compared to $622 for 2012. Average mill selling prices increased primarily due to the full realization of the 2012 and 2013 price increases for domestic containerboard and corrugated products.

        The following represents the Company's sales by product line:

	Years Ended December 31,
	Net Sales (in thousands)				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2013	2012		%	2013	2012		%
Containerboard / Corrugated products	$1,108,545	$714,085	$394,460	55.2%	1,403,797	1,046,500	357,297	34.1%
Specialty paper	551,931	428,663	123,268	28.8%	799,261	633,965	165,296	26.1%
Other	87,686	73,889	13,797	18.7%	—	—	—	0.0%

Product sold	$1,748,162	$1,216,637	$531,525	43.7%	2,203,058	1,680,465	522,593	31.1%

        Tons of product sold in 2013 was 2,203,058 tons compared to 1,680,465 tons in 2012. Excluding the Longview acquisition, tons of products sold in 2013 decreased by 13,897 tons or 1 percent as follows:

  •
  Domestic containerboard sales increased 14.5 percent due to higher demand for ultra performance containerboard grades.

  •
  Corrugated product sales volume increased 3.9 percent reflecting a heavier basis weight of tons shipped and product mix, new customers and the addition of the Aurora manufacturing facility.

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

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2013 was $1,186.9 million compared to $866.1 million for the year ended December 31, 2012, an increase of $320.8 million. The increase in cost of sales was mainly due to the $272.0 million impact of the Longview acquisition. Excluding the Longview acquisition, cost of sales increased by $48.8 million, or 5.6 percent, mainly due to $32.5 million of inflation on labor, benefits and input costs, $6.5 million of higher planned maintenance outage costs and other cost increases. Including Longview, annual planned maintenance outage costs during 2013 and 2012 totaled $24.9 million and $18.4 million, respectively, and were included in cost of sales for those years.

        Depreciation and amortization expense for the year ended December 31, 2013 totaled $95.4 million compared to $63.1 million for 2012. The increase of $32.3 million was primarily due to $27.6 million from the Longview acquisition, $2.4 million of which was amortization of identified intangibles. Excluding the Longview acquisition, depreciation and amortization expense increased $5.3 million due to the recent investments in information technology, equipment upgrades, and replacements at the paper mills.

        Selling, general and administrative expenses for the year ended December 31, 2013 totaled $110.6 million compared to $70.1 million in 2012. The increase of $40.5 million was primarily due to $26.1 million from the Longview acquisition. Excluding the Longview acquisition, selling, general, and administrative expenses increased by $14.4 million due to $8.5 million of Longview transaction fees and expenses, $5.9 million of higher compensation related expenses, $1.8 million of higher IT and consulting expenses, $1.4 million for the Aurora, IL manufacturing facility, and $0.6 million of bad debt expense, partially offset by $3.8 million of 2012 USC acquisition and integration related expenses. As a percentage of net sales, selling, general, and administrative expenses increased to 6.3 percent in 2013 from 5.8 percent in 2012.

        Net interest expense for the years ended December 31, 2013 and 2012 was $25.1 million and $11.8 million, respectively. Interest expense reflects interest on the Company's borrowings under its Credit Facility and amortization of debt issuance costs. Interest expense was $13.3 million higher for the year ended 2013 due to higher term loan balances used to fund the Longview acquisition and an increase in variable interest rates.

        Provision for income taxes for the years ended December 31, 2013 and 2012 was $67.7 million and $35.0 million, respectively, reflecting an effective income tax rate of 34.7 percent for 2013 compared to 35.9 percent for 2012. The higher provision for income taxes in 2013 primarily reflects higher pre-tax income and higher state income taxes, partially offset by a $5.0 million favorable adjustment for reversal of a tax reserve for an uncertain tax position relating to alternative fuel mixture credits.

Liquidity and Capital Resources

Receivables Credit Facility

        In September 2014, certain wholly-owned subsidiaries of the Company ("Originators") entered into a one-year agreement to sell all eligible trade receivables (the "Receivables") on a non-recourse basis (subject to purchase price credits for breaches of certain representations and warranties with respect to the Receivables), to KapStone Receivable, LLC ("KAR"), a wholly-owned subsidiary of the Company that is a bankruptcy remote variable interest entity (the "VIE"). KAR is a variable interest entity as it receives subordinated financing from the Originators from time to time to finance its activities. The Company continues to services the receivables after they have been sold to KAR and makes the primary decisions regarding the collateral in KAR and is therefore the primary beneficiary and will consolidate the account balances of KAR. KAR finances its purchases of the Receivables in part with proceeds of draws under a one-year facility ("Receivables Credit Facility"), subject to a maximum of $175 million. The actual amount available to draw upon varies based on eligible receivables (as defined in the agreement establishing the Receivables Credit Facility). The proceeds from the initial sales of the Receivables were used to pay down the term loans under our Amended and Restated Credit Agreement. As of December 31, 2014, $167.0 million was outstanding with an interest rate of 0.9 percent.

Amendments to the Amended and Restated Credit Agreement

        In April 2014, the Company entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement dated as of July 18, 2013 (as amended from time to time, the "Amended and Restated Credit Agreement"). The First Amendment reduced the borrowing rates under our Credit Facility for both term loans under the Credit Facility and for any future borrowings under the $400 million revolving credit facility (the "Revolver") portion of the Credit Facility. The interest rates are based on LIBOR rates plus a margin determined from a pricing grid based on the Company's debt to EBITDA ratio as defined in our Amended and Restated Credit Agreement. Accordingly, the weighted average interest rate on borrowings under the Credit Facility as of December 31, 2014 is 1.98 percent, compared to 2.25 percent as of March 31, 2014. The First Amendment also reduced the unused commitment fees related to the Revolver by 5 to 10 basis points.

        In August 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, which included certain technical amendments to the Amended and Restated Credit Agreement in connection with the Receivables program and the related Receivables Credit Facility.

        In December 2014, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement. The modification of the Amended and Restated Credit Agreement will enable the Company, subject to certain conditions and limitations, to pay dividends on, or make repurchases of, the Company's common stock.

Voluntary and Mandatory Prepayments

        For the year ended December 31, 2014, the Company made $325.0 million of voluntary prepayments on its term loans under its credit facility using $175.0 million of cash from the Receivables Credit Facility and $150.0 million of cash generated from operations.

        For the year ended December 31, 2014, the Company made an $8.0 million mandatory payment on the Receivable Credit Facility based on the Company's eligible receivables. No mandatory prepayments were required under the Amended and Restated Credit Agreement.

        For the year ended December 31, 2013, the Company made a $40.0 million voluntary prepayment on its term loan under its then-existing credit agreement using cash generated from operations.

Other Borrowing

        In 2014 and 2013, the Company entered into financing agreements of $6.3 million and $5.1 million, respectively, at an annual interest rate of 1.69 and 1.61 percent, respectively, for its annual property insurance premiums. These agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st of each year. The Company entered into a similar agreement in 2015 with quarterly payment terms ending on October 15th.

Debt Covenants

        Under the financial covenants of the Amended and Restated Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company's debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Amended and Restated Credit Agreement. On December 31, 2014, the maximum permitted leverage ratio was 4.25 to 1.00. On December 31, 2014, the Company was in compliance with a leverage ratio of 2.38 to 1.00.

        The Amended and Restated Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing the Company's twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. From the closing date of the Amended and Restated Credit Agreement through the quarter ending December 31, 2014, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On December 31, 2014, the Company was in compliance with the Amended and Restated Credit Agreement with a fixed charge coverage ratio of 7.53 to 1.00.

        As of December 31, 2014, Company was also in compliance with all other covenants in the Amended and Restated Credit Agreement.

Income Taxes

        Income taxes paid, net of refunds, were $77.5 million, $4.0 million and $7.0 million in 2014, 2013 and 2012, respectively. The increase in 2014 is primarily due to higher pre-tax income following the 2013 Longview acquisition, significant tax credit carry-forwards and net operating losses fully utilized through 2013 and bonus depreciation claimed in 2013. The Company expects its 2015 cash tax rate to be approximately 35 percent.

Sources and Uses of Cash

Years ended December 31 ($ in thousands)	2014	2013	2012
Operating activities	$313,198	$298,694	$157,829
Investing activities	(137,232)	(634,945)	(67,551)
Financing activities	(160,466)	332,730	(81,852)

Total change in cash and cash equivalents	$15,500	$(3,521)	$8,426

2014

        Cash and cash equivalents increased by $15.5 million from December 31, 2013, reflecting $313.2 million of net cash provided by operating activities, $137.2 million of net cash used in investing activities and $160.5 million of net cash used by financing activities.

        Net cash provided by operating activities was $313.2 million, comprised primarily of net income of $171.9 million and non-cash charges of $147.4 million. Changes in operating assets and liabilities used $6.1 million of cash. Net cash provided by operating activities increased by $14.5 million during the year ended December 31, 2014 compared to 2013 mainly due to a $44.6 million increase in net income, which was partially offset by $18.9 million of cash used for working capital and lower non-cash charges of $11.2 million.

        Net cash used in investing activities was $137.2 million for capital expenditures. For the year ended December 31, 2014, capital expenditures included $49.5 million for our Longview operations acquired on July 18, 2013 and $5.6 million for the completion of the North Charleston, South Carolina paper mill No. 3 paper machine upgrade. Capital expenditures increased by $40.5 million in 2014 compared to 2013 due to the Longview acquisition and higher strategic capital spending.

        Net cash used in financing activities was $160.5 million and reflects $325.0 million of voluntary prepayments on the term loans under the Credit Facility, $8.0 million repayment on the Receivables Credit Facility as a result of a reduction in the Company's eligible receivables, $3.5 million for principal payments on the term loans, $1.1 million of fees paid for the Receivables Credit Facility and the First Amendment, and $0.2 million for cash dividends paid. These amounts were partially offset by $175.0 million of initial proceeds from Receivables Credit Facility and $2.4 million of proceeds from share transactions. Net cash provided by financing activities decreased by $493.2 million in 2014 compared to 2013, primarily due to higher net borrowings in 2013 as a result of the Longview acquisition.

2013

        Cash and cash equivalents decreased by $3.5 million from December 31, 2012, reflecting $298.7 million of net cash provided by operating activities and $332.7 million of net cash provided by financing activities, offset by cash used in investing activities of $634.9 million.

        Net cash provided by operating activities was $298.7 million due to non-cash charges of $158.6 million, net income of $127.3 million and changes in operating assets and liabilities of $12.8 million. Net cash provided by operating activities increased by $140.9 million during the year ended December 31, 2013 compared to 2012 mainly due to higher non-cash charges of $69.0 million, higher net income of $64.8 million and $7.1 million of cash provided by changes in operating assets and liabilities.

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

        Net cash provided by financing activities totaled $332.7 million, reflecting $1,275.0 million of borrowings under the Credit Facility, partially offset by the $812.8 million payoff of the Company's prior credit facility and Longview's senior notes assumed in the acquisition, $63.5 million of short-term borrowing repayments, a $40.0 million voluntary prepayment, $19.7 million of debt issuance costs for the Amended and Restated Credit Agreement and a $11.2 million scheduled principal payment. Net cash provided by financing activities increased by $414.6 million in 2013 compared to 2012, mainly due to higher net borrowings in 2013 due to the Longview acquisition.

Future Cash Needs

        We expect that cash on hand at December 31, 2014 and cash generated from operating activities in 2015 and, if needed, the ability to draw from our $400.0 million Revolver and our $300.0 million accordion provision under our Credit Facility, if available, will be sufficient to meet anticipated cash needs, which primarily consists of $21.2 million of interest payments on our term loans, approximately $135.0 million of expected capital expenditures, $38.4 million of dividends, $1.1 million of pension plan funding and any additional working capital needs.

        At December 31, 2014, the Company had no borrowings under the Revolver and had $395.7 million of remaining revolver availability net of outstanding letters of credit.

        On a long term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our Revolver and accordion provision, if available, will be sufficient to meet long term obligations. Our long term obligations primarily consist of $1.1 billion of debt service and interest (which includes a $513.2 million final payment on our term loan A-1 and $167.0 million on our Receivable Credit Facility in July 2018 and a final payment on our term loan A-2 in July 2020 of $231.1 million), capital expenditures of $110.0 to $125.0 million annually, annual defined benefit pension plan contributions, dividends, and working capital needs and acquisitions.

Off-Balance Sheet Arrangements

        We have not entered into any off-balance sheet financing arrangements. The Company established a variable interest entity in connection with the Receivables Credit Facility. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe our critical accounting policies are those described below. The Company's audit committee has reviewed the policies listed below. For a detailed discussion of these and other accounting policies, see Note 2 "Significant Accounting Policies" of the Notes to the Consolidated Financial Statements.

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

Goodwill and Intangibles

        Certain business acquisitions have resulted in the recording of goodwill. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill is considered an indefinite lived intangible asset and as such is not amortized. At December 31, 2014, we have goodwill of $533.9 million. In conjunction with the Longview acquisition the Company's goodwill increased by $308.3 million, see Note 3 "Longview Acquisition" of the Notes to Consolidated Financial Statements.

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

Evaluating Goodwill—Results and Significant Assumptions

        Based on the favorable results of the qualitative assessment conducted as of October 1, 2014, there was no goodwill impairment charge recorded in 2014.

        For our three reporting units our qualitative assessment included a review of the events and factors outlined above. Significant weight was provided to the following factors, as we determined that these items have the most significant impact on the fair value of this reporting unit.

  •
  Market valuation—This factor best reflects a market participant view of the Company. The substantial increase of approximately $500 million from the prior year is directly attributable to the improved legacy performance, Longview integration, and is a positive indicator of no impairment.

  •
  Actual 2014 operating performance vs. expectations—the Company's ability to execute and deliver performance in excess of projections during 2014 reflects management's ability to adapt to market conditions and deliver record operating results.

  •
  The discount rate used for the last performed quantitative assessment in 2012 was 10.5 percent. Since then the Company estimates that the discount rate has decreased to 9.0 percent in 2014 based on analysis prepared with the assistance of a third party. An overall decrease in the discount rate has a favorable impact to fair values of the reporting units.

  •
  Better expected future performance partially due to a full year realization of the $50 per ton 2014 kraft paper selling price increase and productivity improvements from the Company's 2014 strategic capital expenditures.

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

Pension Benefits

        The Company provides pension benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, assumptions are developed through consultations with investment advisors and actuaries for expected long-term rate of return on plan assets, discount rates and mortality rates. There is authoritative guidance on how to select most of these assumptions, however, management exercises judgment when deciding on the final assumptions used for valuation purposes. We evaluated the assumptions for the year ended December 31, 2014 and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on future recorded obligations and reported net earnings. A summary of key assumptions for 2014, 2013 and 2012 is as follows:

	Pension Benefits Actuarial Assumptions
	2014	2013	2012
Weighted-average discount rate assumption used to determine PBO at December 31,	4.24%	5.11%	4.11%
Weighted-average actuarial assumptions for net expense:
Discount rate	5.11%	4.77%	4.64%
Long-term rate of return on plan assets	6.98%	6.25%	6.50%

        The measurement date for our plan is year-end as of December 31. Accordingly, at the end of each year; we determine the discount rate to be used to discount pension liabilities to its present value. This rate is adjusted to match the duration of the liabilities associated with the pension plan. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The Company's estimate of its projected benefit obligation ("PBO") is highly dependent on changes in market interest rates. In estimating this rate at the end of 2014, we reviewed rates of return on relevant market indices and concluded that the Fidelity Bond Modeler is consistent with observable market conditions and industry standards for developing spot rate curves. The impact of the change in market interest rates during 2014 from the prior year resulted in a $66.3 million increase to our December 31, 2014 projected benefit obligation ("PBO") and was recorded through "Accumulated other comprehensive income / (loss)," a component of "Stockholders' Equity" in the Consolidated Balance Sheets.

        A significant element in determining our net periodic benefit income is the expected return on plan assets. For 2014, we had assumed that the expected long-term rate of return on plan assets would be 6.98 percent, or $44.1 million. This expected return on plan assets is included in the net periodic benefit income for the year ended December 31, 2014. As a result of the combined effect of valuation changes in both the equity and bond markets, the actual return on plan assets was approximately 5.8 percent, or $37.9 million in 2014. The difference between the expected return and the actual return on plan assets is reflected on the Consolidated Balance Sheets through charges to "Accumulated other comprehensive income / (loss)." As of December 31, 2014 and 2013, the fair value of plan assets is $647.5 million and $645.5 million, respectively.

        In addition to the change from the prior year in discount rates, we adopted new U.S. mortality tables in 2014 for purposes of determining our mortality assumption used in the defined benefit plan's liability calculation. The new assumptions were based on the Society of Actuary's recent mortality experience study and reflect future mortality improvement. Based on our experience and in consultation with our actuaries, we utilized a base RP-2014 with MP-2014 projection scale and appropriate collar adjustments. In 2013, we utilized the RP-2000 mortality tables. The updated mortality assumption resulted in an increase to the projected benefit obligation of $27.8 million as of the end of 2014 and was recorded through "Accumulated other comprehensive income / loss," a component of "Stockholders' Equity" in the Consolidated Balance Sheets.

        As of December 31, 2014 and 2013, we determined the discount rate for our plan to be 4.24 percent and 5.11 percent, respectively, and used these rates to measure the PBO at the end of each respective year end. The decrease in the discount rate, the change to the updated mortality assumption, and overall plan experience has increased the PBO, by $91.5 million to $669.2 million as of December 31, 2014 from $577.7 million as of December 31, 2013. The Plan's unfunded status was $21.7 million as of December 31, 2014 compared to a surplus of $67.8 million as of December, 31 2013.

        We recognized net periodic pension income of $5.0 million in 2014, compared to $1.3 million of net periodic pension expense in 2013. For the year ended December 31, 2015, we estimate net periodic pension income to approximate $6.1 million reflecting a discount rate of 4.24 percent and an expected return on plan assets of 6.5 percent.

Income Taxes

        The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. As of December 31, 2014, the Company does not have any valuation allowances.

Recent Accounting Pronouncements

        See Note 2 "Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2014, ($000s):

	Payments Due by Period
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt(1)	$895,238	$—	$—	$90,563	$573,563	$—	$231,112
Receivable credit facility(1)	167,000	—	—	—	167,000	—	—
Interest on long-term debt(2)	83,679	21,156	21,208	20,643	12,738	5,163	2,771
Operating lease obligations(3)	89,227	12,219	15,708	13,365	8,273	7,463	32,199
Purchase obligations(4)	201,552	36,063	31,289	28,183	24,097	19,665	62,255
Minimum pension plan funding(5)	1,108	1,108	—	—	—	—	—

Total	$1,437,804	$70,546	$68,205	$152,754	$785,671	$32,291	$328,337

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2014, in long-term debt net of current portion, as appropriate. See Note 9 "Pension and Postretirement Benefits" in the Notes to Consolidated Financial Statements.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2014. These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2014.

(3)
These obligations are not reflected on our Consolidated Balance Sheet at December 31, 2014. See Note 13 in the Notes to Consolidated Financial Statements.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2014. See Note 13 in the Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply with MWV/Plum Creek.

(5)
The Company's defined benefit retirement plans requires a minimum pension plan contribution of approximately $1.1 million in 2015 and was determined in consultation with our actuary in accordance with ERISA guidelines. See Note 9 in the Notes to Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest Rates

        Under our Amended and Restated Credit Agreement, at December 31, 2014 we had an outstanding Credit Facility consisting of two term loans totaling approximately $895.2 million and the Revolver totaling $400 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the "Unused Fee Rate").

        The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.0% to 2.0% for Eurodollar loans and from 0.0% to 1.0% for base rate loans and the Unused Fee Rate ranges from 0.25% to 0.40%. The applicable margins for Term Loan A-2 ranges from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans. At December 31, 2014 the weighted average interest rate of the term loans was 1.98 percent.

        Under our Receivables Credit Facility, at December 31, 2014 we have $167.0 million outstanding. The outstanding capital of each investment in the Receivables interests shall accrue yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At December 31, 2014 the interest rate of the Receivables Credit Facility was 0.9 percent.

        Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the bank's LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $10.8 million based upon our expected future monthly term loan balances per our existing repayment schedule.

Commodity Prices

        We are exposed to price fluctuations of certain commodities used in production. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber (OCC), containerboard, fuel oil, natural gas, electricity and caustic soda. We generally purchase these materials and energy at market prices, and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have one contract to purchase coal at fixed prices through December 31, 2015.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign Currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros. As of December 31, 2014 and 2013 the Company did not have any foreign currency forward contracts and foreign exchange forward contracts outstanding.

        As of December 31, 2014, trade accounts receivable denominated in Euros totaled $5.8 million.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about March 31, 2015 with the Securities and Exchange Commission ("SEC").

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about March 31, 2015 under the caption "Proposal 1—Election of Directors," (ii) with respect to our executive officers will be contained in the Company's Proxy Statement under the caption "Executive Officers," (iii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Governance Structure—What Committees has the Board Established?," (iv) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and (v) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics," and is incorporated herein by this reference.

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

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about March 31, 2015 under the captions "Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards," "Governance Structure," "Outstanding Equity Awards at 2014 Fiscal Year End," "Potential Payments upon Termination or Change-in-Control," and "2014 Director Compensation" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about March 31, 2015 under the captions "Stock Ownership—Securities

Authorized for Issuance Under Equity Compensation Plan", "Stock Ownership—Security Ownership of Management" and "Stock Ownership—Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about March 31, 2015 under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about March 31, 2015 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

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

(b)
Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of September 22, 2011, by and among KapStone Kraft Paper Corporation, U.S. Corrugated Acquisition Inc., Pine Merger Corp., Dennis Dorian Mehiel, for purposes of Section 10.3, and Dennis Mehiel, for purposes of Section 10.3 and as the Representative. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on September 22, 2011.

2.2	Stock Purchase Agreement dated as of June 10, 2013, by and among KapStone Kraft Paper Corporation, Longview Fibre Paper and Packaging, Inc., Brookfield Capital Partners II (NR) L.P., Brookfield Capital Partners II (PC) L.P., Brookfield Capital Partners II L.P. and KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 10, 2013.

3.1	Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007). Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2009, filed on March 10, 2010.

3.2	Amended and Restated By-laws. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 19, 2014.

4.1	Specimen Common Stock Certificate. Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.

Exhibit No.		Description
10.1	*	2006 Incentive Plan amended and restated as of May 18, 2012. Incorporated by reference to the Registrant's Annual Report filed on Form 10-K filed on March 4, 2013.

10.2	*	Performance Incentive Plan of KapStone Paper and Packaging Corporation. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

10.3	*	Form of Restricted Stock Unit Agreement. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 14, 2008.

10.4	*	Restricted Stock Unit Agreement Amendment November 28, 2012 issued on or about May 27, 2012 between KapStone Paper and Packaging Corporation and Grantee. Incorporated by reference to the Registrant's Form 10-K filed on March 4, 2013.

10.5	*	2014 Incentive Plan. Incorporated by reference to Annex A to Registrant's Definitive Proxy Statement filed on April 1, 2014.

10.6	*	KapStone Paper and Packaging Corporation Deferred Compensation Plan and the Adoption Agreement for the KapStone Paper and Packaging Corporation Deferred Compensation Plan. Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 16, 2014.

10.7		Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted there from). Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

10.8		Amended and Restated Credit Agreement dated as of July 18, 2013, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to the Registrant's Form 8-K filed on July 18, 2013.

10.9		First Amendment to Amended and Restated Credit Agreement, dated as of April 2, 2014, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation and the other Guarantors party thereto, the Lenders party thereto and Bank of America N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to the Registrant's Form 8-K filed on April 4, 2014.

10.10		Second Amendment to Amended and Restated Credit Agreement dated as of August 15, 2014, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of KapStone Paper and Packaging Corporation named therein, as Guarantors, the lenders named therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. Incorporated by reference to the Registrant's Form 10-Q filed on October 29, 2014.

10.11		Third Amendment to Amended and Restated Credit Agreement dated as of December 16, 2014, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of KapStone Paper and Packaging Corporation named therein, as Guarantors, the lenders named therein and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

Exhibit No.	Description
10.12	Receivables Purchase Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A., as Administrative Agent. Incorporated by reference to the Registrant's Form 8-K filed on October 1, 2014.

10.13	Receivables Sale Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston LLC and Longview Fibre Paper and Packaging, Inc., as Originators. Incorporated by reference to the Registrant's Form 8-K filed on October 1, 2014.

14.0	Code of Ethics. Incorporated by reference to the Registrant's Annual Report filed on Form 10-K filed on March 4, 2013.

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.l	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

*
Management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
February 27, 2015	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 27, 2015	By:	/s/ ROGER W. STONE Roger W. Stone, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
February 27, 2015	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 27, 2015	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Operating Officer and Director
February 27, 2015	By:	/s/ ROBERT J. BAHASH Robert J. Bahash, Director
February 27, 2015	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director

February 27, 2015	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
February 27, 2015	By:	/s/ DAVID G. GABRIEL David G. Gabriel, Director
February 27, 2015	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director
February 27, 2015	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
February 27, 2015	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
February 27, 2015	By:	/s/ MAURICE S. REZNIK Maurice S. Reznik, Director
February 27, 2015	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (2013 Framework)."

        Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2014 and 2013, and the related statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2014, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$28,467	$12,967
Trade accounts receivable (Includes $225,577 at December 31, 2014, associated with the securitization facility)	228,740	232,347
Other receivables	12,833	11,399
Inventories	238,329	217,382
Prepaid expenses and other current assets	7,172	6,405

Total current assets	515,541	480,500

Plant, property and equipment, net	1,386,670	1,389,609
Other assets	10,135	129,493
Intangible assets, net	110,077	123,745
Goodwill	533,851	528,515

Total assets	$2,556,274	$2,651,862

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$4,950
Dividend payable	9,911	223
Accounts payable	149,600	159,127
Accrued expenses	48,340	45,662
Accrued compensation costs	62,491	54,871
Accrued income taxes	6,477	—
Deferred income taxes	1,990	5,445

Total current liabilities	278,809	270,278

Other liabilities:
Long-term debt, net of current portion (Includes $167,000 at December 31, 2014, associated with the securitization facility)	1,046,063	1,192,413
Pension and postretirement benefits	32,800	69,611
Deferred income taxes	412,293	444,672
Other liabilities	8,182	8,808

Total other liabilities	1,499,338	1,715,504

Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 175,000,000 shares authorized; 96,046,554 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2014 and 95,666,212 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2013	10	10
Additional paid-in-capital	255,505	246,186
Retained earnings	574,601	412,349
Accumulated other comprehensive income / (loss)	(51,989)	7,535

Total stockholders' equity	778,127	666,080

Total liabilities and stockholders' equity	$2,556,274	$2,651,862

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Net sales	$2,300,920	$1,748,162	$1,216,637
Cost of sales, excluding depreciation and amortization	1,551,531	1,186,930	866,124
Depreciation and amortization	136,548	95,435	63,124
Freight and distribution expenses	175,901	135,972	108,438
Selling, general, and administrative expenses	137,009	110,612	70,055
Other operating income	—	675	664

Operating income	299,931	219,888	109,560
Foreign exchange (gain)/loss	1,222	(232)	303
Loss on debt extinguishment	5,617	—	—
Interest expense, net	32,491	25,130	11,774

Income before provision for income taxes	260,601	194,990	97,483
Provision for income taxes	88,686	67,652	34,978

Net income	$171,915	$127,338	$62,505

Other comprehensive income, net of tax
Defined pension and post-retirement plans:
Net actuarial gain/(loss)	(59,645)	10,491	(909)
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	128	(43)	105
Amortization (accretion) of net gain / loss	(7)	189	162

Other comprehensive income/(loss), net of tax	(59,524)	10,637	(642)

Total comprehensive income	$112,391	$137,975	$61,863

Weighted average number of shares outstanding:
Basic	95,900,179	95,258,756	93,426,912

Diluted	97,459,184	96,739,482	95,452,878

Net income per share:
Basic	$1.79	$1.34	$0.67

Diluted	$1.76	$1.32	$0.65

Dividends declared per common share	$0.10	$—	$1.00

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2011	92,899,390	$10	$230,660	$318,068	$(2,460)	$546,278

Stock-based compensation expense	—	—	5,242	—	—	5,242
Payment of withholding taxes on vested restricted stock awards and options exercised	404,168	—	(9,496)	—	—	(9,496)
Exercise of stock options	1,574,454	—	1,345	—	—	1,345
Excess tax benefit from stock-based compensation	—	—	8,037	—	—	8,037
Employee Stock Purchase Plan	32,108	—	241	—	—	241
Special Cash Dividend	—	—	—	(95,562)	—	(95,562)
Net income	—	—	—	62,505	—	62,505
Pension and postretirement plan adjustments, net of tax of $386	—	—	—	—	(642)	(642)

Balance—December 31, 2012	94,910,120	$10	$236,029	$285,011	$(3,102)	$517,948

Stock-based compensation expense	—	—	5,203	—	—	5,203
Payment of withholding taxes on vested restricted stock awards and options exercised	127,952	—	(860)	—	—	(860)
Exercise of stock options	602,900	—	1,934	—	—	1,934
Excess tax benefit from stock-based compensation	—	—	3,531	—	—	3,531
Employee Stock Purchase Plan	25,240	—	349	—	—	349
Net income	—	—	—	127,338	—	127,338
Pension and postretirement plan adjustments, net of tax of $6,281	—	—	—	—	10,637	10,637

Balance—December 31, 2013	95,666,212	$10	$246,186	$412,349	$7,535	$666,080

Stock-based compensation expense	—	—	6,956	—	—	6,956
Payment of withholding taxes on vested restricted stock awards and options exercised	176,724	—	(1,755)	—	—	(1,755)
Exercise of stock options	183,130	—	869	—	—	869
Excess tax benefit from stock-based compensation	—	—	2,649	—	—	2,649
Employee Stock Purchase Plan	20,488	—	600	—	—	600
Dividends declared	—	—		(9,663)	—	(9,663)
Net income	—	—	—	171,915	—	171,915
Pension and postretirement plan adjustments, net of tax of $34,346	—	—	—	—	(59,524)	(59,524)

Balance—December 31, 2014	96,046,554	$10	$255,505	$574,601	$(51,989)	$778,127

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income	$171,915	$127,338	$62,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,548	95,435	63,124
Stock-based compensation expense	6,956	5,203	5,242
Pension and postretirement	(11,523)	(3,908)	1,489
Excess tax benefit from stock-based compensation	(2,649)	(3,531)	(8,037)
Amortization of debt issuance costs	5,696	4,489	3,479
Loss on debt extinguishment	5,617	—	—
Loss on disposal of fixed assets	4,252	1,012	1,202
Deferred income taxes	2,455	59,865	23,128
Changes in assets and liabilities:
Trade accounts receivable, net	3,649	(11,133)	(1,796)
Other receivables	(1,434)	6,374	1,186
Inventories	(22,973)	2,934	(1,248)
Prepaid expenses and other current assets	(767)	9,488	(5,601)
Other assets	(1,433)	(382)	(452)
Accounts payable	(5,705)	(6,191)	9,163
Accrued expenses and other liabilities	6,072	(3,364)	10,572
Accrued compensation costs	7,620	15,065	(6,127)
Accrued income taxes	8,902	—	—

Net cash provided by operating activities	313,198	298,694	157,829

Investing activities
Longview acquisition, net of cash acquired	—	(538,239)	—
USC acquisition, net of cash acquired	—	—	(314)
Capital expenditures	(137,232)	(96,706)	(67,237)

Net cash used in investing activities	(137,232)	(634,945)	(67,551)

Financing activities
Proceeds from revolving credit facility	97,900	321,613	142,900
Repayments on revolving credit facility	(97,900)	(385,113)	(79,400)
Proceeds from receivables credit facility	175,000	—	—
Repayments on receivables credit facility	(8,000)	—	—
Proceeds from long-term debt	—	1,275,000	—
Repayments of long-term debt	(328,525)	(356,550)	(50,000)
Redemption of Longview senior notes	—	(507,520)	—
Special cash dividend	(223)	—	(94,910)
Payment of loan amendment and debt issuance costs	(1,081)	(19,654)	(569)
Proceeds from other current borrowings	6,300	5,115	3,398
Repayments on other current borrowings	(6,300)	(5,115)	(3,398)
Payment of withholding taxes on stock awards	(1,755)	(860)	(9,496)
Proceeds from exercises of stock options	869	1,934	1,345
Proceeds from shares issued to ESPP	600	349	241
Excess tax benefit from stock-based compensation	2,649	3,531	8,037

Net cash provided by (used in) financing activities	(160,466)	332,730	(81,852)

Net increase (decrease) in cash and cash equivalents	15,500	(3,521)	8,426
Change in cash equivalents-beginning of period	12,967	16,488	8,062

Change in cash equivalents-end of period	$28,467	$12,967	$16,488

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

1. Description of Business and Basis of Presentation

        KapStone Paper and Packaging Corporation, or the "Company," operates as one segment, produces and sells a variety of containerboard, corrugated products and specialty paper products in the United States and globally. The Company was incorporated on April 15, 2005 in Delaware.

        On July 18, 2013, the Company acquired 100 percent of the stock of Longview Fibre Paper and Packaging, Inc. ("Longview"). As a result of the Longview acquisition, the accompanying consolidated financial statements are not comparative. The accompanying consolidated financial statements include the results of Longview since July 18, 2013 (see Note 3—"Longview Acquisition").

        Principles of Consolidation—The consolidated financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. The Consolidated Financial Statements also include the results of companies acquired by the Company from the date of each acquisition.

        Use of Estimates—The preparation of financial statements and related disclosures requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of asset and liabilities when those values are not readily apparent from other sources. Actual results could materially differ from these estimates.

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

        Cost of Sales—Cost of sales includes material, labor and overhead costs, but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper and packaging manufacturing process are reflected as a reduction to cost of sales. Income from sales of by-products is derived primarily from the sale of tall oil, hardwood, turpentine and waste bales to third parties. During 2014, 2013 and 2012, cost of sales was reduced by $35.8 million, $32.3 million and $23.0 million, respectively for these by-product sales.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Freight and distribution expenses—Freight and distribution include shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Planned Maintenance Outage Costs—The Company recognizes the cost of maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. The Company performs annual planned maintenance outages at its Roanoke Rapids, Longview and Cowpens mills. Costs of approximately $36.1 million, $24.9 million and $18.4 million related to planned maintenance outages are included in cost of sales for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        No customer accounted for more than 10 percent of consolidated net sales in 2014, 2013 and 2012. In order to mitigate credit risk, the Company obtains letters of credit for certain export customers. For the years ended December 31, 2014, 2013 and 2012, net sales to US based customers were 80 percent, 80 percent and 77 percent, respectively, of consolidated net sales. Net sales to foreign based customers during 2014, 2013 and 2012 were 20 percent, 20 percent and 23 percent, respectively, of consolidated net sales. See Note 15—"Segment Information".

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2014, 2013 and 2012 changes to the allowance for doubtful accounts are summarized as follows ($000's):

Year ended:	Balance at beginning of year	Charged to Expense	Deductions	Balance at end of year
December 31, 2014(1)	$682	$217	$(614)	$285
December 31, 2013	$96	$607	$(21)	$682
December 31, 2012(2)	$571	$97	$(572)	$96

(1)
Deductions in 2014 include $0.6 million of accounts written-off.

(2)
Deductions in 2012 include a $0.4 million valuation adjustment and $0.2 million of accounts written-off.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Foreign Currency Transactions—The Company invoices certain European customers in Euros. Trade accounts receivable denominated in euros are remeasured into U.S. dollars at the year-end rate of exchange and statements of comprehensive income items are translated at the weighted average exchange rates for the period. Gains and losses arising from these transactions are included in foreign exchange (gain) / loss within the Consolidated Statements of Comprehensive Income.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loans and short-term borrowing are financial liabilities with fair values that approximate their carrying value of $1.1 billion. See Note 8—"Long-term debt".

        Inventories—Inventories are valued at the lower of cost or market; whereby cost includes all direct and indirect materials, labor and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method for the legacy KapStone locations. Replacement parts and other supplies are stated using the average cost method. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges of inventory measured at the book value of the item exchanged.

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

        Goodwill and Intangible Assets—Goodwill is the excess of purchase price over the fair value of the net assets of businesses acquired. On an annual basis and in accordance with ASC 350, Intangibles—Goodwill and Other, the Company evaluates goodwill for impairment using a qualitative assessment to

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

determine whether it is more likely than not that fair value of any reporting unit is less than it carrying amount. If the Company determines that the fair value of the reporting unit may be less than its carrying amount, the Company evaluates goodwill using a two-step quantitative impairment test. Otherwise, the Company concludes that no impairment is indicated and does not perform the two-step quantitative impairment test.

        If the qualitative assessment concludes that the two-step impairment test is necessary, the first step is to compare the book value of the reporting unit, including goodwill, with its fair value. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has identified three reporting units. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for the Company to ensure that the implied control premium is reasonable. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter or more frequently if there is an indicator of impairment and did not result in an impairment charge for any periods presented.

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

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method. For the years ended December 31, 2014, 2013 and 2012, $5.7 million, $4.5 million and $3.5 million, respectively, of debt issuance costs have been amortized and recognized within interest expense, net.

        In 2014, the Company recorded a loss on debt extinguishment of $5.6 million due to two voluntary prepayments totaling $325.0 million on the term loans under the Company's senior secured credit facility (the "Credit Facility").

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

        The Company's other comprehensive income / (loss) included reclassification adjustments related to our defined benefit pension plan and other postretirement benefits for the amortization of actuarial gains and losses and prior service costs which are included in cost of sales, excluding depreciation and amortization, in the accompanying Consolidated Statements of Comprehensive Income.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        In May 2014, the Financial Accounting Standards Board ("FASB') issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts with Customers". The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The ASU allows for full or modified retrospective adoption. Early application is not permitted. The Company is currently evaluating the expected impact of adopting this standard.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. Longview Acquisition (Continued)

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed by major category of assets and liabilities as of December 31, 2013, as well as adjustments (referred to as "measurement period adjustments"):

	Amounts Recognized as of Acquisition Date (as Adjusted)(1)	Measurement Period Adjustments(2)	Amounts Recognized as of Acquisition Date (as Adjusted)
Deposit for redemption of senior notes	$507,520	$—	$507,520
Trade accounts receivable	104,929	42	104,971
Inventories	106,805	(2,026)	104,779
Prepaid expenses and other current assets	2,554	—	2,554
Plant, property and equipment	800,663	(7,446)	793,217
Pension asset	112,141	—	112,141
Other receivables and assets	11,863	—	11,863
Intangible assets	77,600	—	77,600
Accounts payable	(71,663)	—	(71,663)
Accrued expenses	(17,630)	80	(17,550)
Accrued compensation costs	(19,385)	61	(19,324)
Debt	(507,520)	—	(507,520)
Pension and post retirement benefits	(68,105)	—	(68,105)
Deferred income taxes	(294,086)	3,953	(290,133)
Other noncurrent liabilities	(2,862)	—	(2,862)
Goodwill	302,935	5,336	308,271

Total acquisition consideration	$1,045,759	$—	$1,045,759

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

	Years Ended December 31,
	2013	2012
	(unaudited)	(unaudited)
Net Sales	$2,237,677	$2,047,725
Net Income	$157,367	$103,899

4. Inventories

        Inventories consist of the following at December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Raw materials	$99,390	$83,136
Work in process	3,634	3,293
Finished goods	63,639	58,336
Replacement parts and supplies	70,026	66,842

Inventory at FIFO costs	236,689	211,607
LIFO inventory reserves	1,640	5,775

Inventories	$238,329	$217,382

        At December 31, 2014 and 2013, finished goods inventory included inventory consigned to third parties totaling $11.9 million and $8.5 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

5. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Land and land improvements	$74,434	$71,931
Buildings and leasehold improvements	151,542	146,686
Machinery and equipment	1,529,715	1,399,366
Construction-in-process	43,246	70,873

	1,798,937	1,688,856
Less accumulated depreciation and amortization	412,267	299,247

Plant, property, and equipment, net	$1,386,670	$1,389,609

        Depreciation expense for the years ended December 31, 2014, 2013, and 2012, was $122.9 million, $86.1 million, and $56.7 million, respectively. The increase in depreciation expense for the year ended December 31, 2014 reflects a full year of the Longview acquisition and higher capital spending.

6. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill and other intangible assets for the years 2014 and 2013:

	Goodwill	Intangible Assets, Net
Balances at December 31, 2012	$226,289	$57,027
Amortization expense	—	(10,882)
Longview acquisition	302,935	77,600
Other	(709)	—

Balances at December 31, 2013	$528,515	$123,745
Longview acquisition	5,336	—
Amortization expense	—	(13,668)

Balances at December 31, 2014	$533,851	$110,077

        Intangible assets other than goodwill include the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived trademarks	$35,300	$(23,276)	$12,024	$35,300	$(19,288)	$16,012
Customer lists and relationships	119,204	(22,440)	96,764	119,204	(12,964)	106,240
Lease, contracts and other	15,943	(14,654)	1,289	15,943	(14,450)	1,493

Total	$170,447	$(60,370)	$110,077	$170,447	$(46,702)	$123,745

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

6. Goodwill and Other Intangible Assets (Continued)

        Estimated amortization expense for the next five years, beginning with 2015, is as follows: $13.7 million, $11.9 million, $10.2 million, $10.2 million, and $10.2 million. At December 31, 2014, the weighted average remaining useful life for trademarks is 9 years; customer relationships is 11 years; other contractual agreements is 23 years; and for intangible assets in total is 11 years.

7. Accrued Expenses

        Accrued expenses consist of the following at December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Energy costs	$10,969	$11,868
Real and property taxes	11,927	5,985
Customer rebates	6,077	5,870
Current postretirement obligation	2,610	4,232
Capital spending	3,445	4,035
Freight	3,465	2,824
Worker's compensation	2,875	2,111
Other accruals	6,972	8,737

Accrued expenses	$48,340	$45,662

8. Long-term Debt

        Long-term debt consists of the following at December 31, 2014 and 2013, respectively:

	December 31,
	2014	2013
Term loan A-1 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 1.75% at December 31, 2014	$664,125	$754,938
Term loan A-2 under Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 2.0% at December 31, 2014	231,113	468,825
Receivable Credit Facility with interest payable monthly at LIBOR plus 0.75% at December 31, 2014	167,000	—

Total long-term debt	1,062,238	1,223,763
Less current portion of debt	—	(4,950)
Less unamortized debt issuance costs	(16,175)	(26,400)

Long-term debt, net of current portion and debt issuance costs	$1,046,063	$1,192,413

        Interest paid was $27.6 million, $20.5 million, and $8.3 million, in 2014, 2013 and 2012, respectively. Interest paid was higher in 2014 and 2013 due to higher average term loan balances to fund the Longview acquisition.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

8. Long-term Debt (Continued)

        The principal portion of the total long-term debt at December 31, 2014 becomes due as follows:

Fiscal year ending
2015	$—
2016	—
2017	90,563
2018	740,563
2019	—
2020	231,112

Total	$1,062,238

Receivables Credit Facility

        In September 2014, certain wholly-owned subsidiaries of the Company ("Originators") entered into a one-year agreement to sell certain trade receivables (the "Receivables") on a non-recourse basis (subject to purchase price credits for breaches of certain representations and warranties with respect to the Receivables), to KapStone Receivable, LLC ("KAR"), a wholly-owned subsidiary of the Company that is a bankruptcy remote variable interest entity ("VIE"). KAR is a variable interest entity as it receives subordinated financing from the Originators from time to time to finance its activities. The Company continues to services the receivables after they have been sold to KAR and makes the primary decisions regarding the collateral in KAR and is therefore the primary beneficiary and consolidates the account balances of KAR. Sales of Receivables to KAR occur daily and are settled on a monthly basis. KAR finances its purchases of the Receivables in part with proceeds of draws under a one-year facility ("Receivables Credit Facility"), subject to a maximum of $175 million. The actual amount available to draw upon varies based on eligible receivables (as defined in the documents establishing the Receivables Credit Facility). KAR pays a fee for the drawn and undrawn portions of the Receivables Credit Facility, respectively.

        KAR's sole business consists of the purchase of the Receivables from the Originators, through a combination of draws under the Receivables Credit Facility, draws on subordinated notes payable to the Originators and capital contributions from one of the Originators, and the subsequent sale of undivided ownership interests in, or granting of a security interest in, such Receivables to the bank agent under the Receivables Credit Facility. KAR is a separate legal entity with its own separate creditors who will be entitled, upon liquidation, to be satisfied out of KAR's assets prior to any assets or value in KAR becoming available to the Originators or the Company, and the assets of KAR are not available to pay creditors of the Company or any of its affiliates (other than KAR).

        At December 31, 2014, $225.7 million of the Company's trade accounts receivables were sold to KAR and $167.0 million of borrowings were outstanding and included in Long-term debt on the Consolidated Balance Sheets.

        The Company included the Receivables Credit Facility in Long-term debt on the Consolidated Balance Sheets based on management's intent to continue to refinance this agreement until the maturity of the Term loan A-1 which is July 18, 2018. The Company also has the ability to refinance this short-term obligation on a long-term basis using its Revolving Credit Facility. There are no

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

8. Long-term Debt (Continued)

additional requirements as to when borrowings under the Revolver would need to be repaid other than the maturity date of July 18, 2018.

        The Company incurred approximately $0.4 million of fees associated with the Receivable Credit Facility, which have been deferred and will be amortized as interest expense using the effective interest method.

        The proceeds from the Receivables Credit Facility were used to prepay $175.0 million of the term loans and as a result, $3.0 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Amendments to the Amended and Restated Credit Agreement

        In April 2014, the Company entered into a First Amendment (the "First Amendment") to the Amended and Restated Credit Agreement dated as of July 18, 2013 (as amended from time to time, the Amended and Restated Credit Agreement). The First Amendment reduced the borrowing rates under our Credit Facility for both term loans under the Credit Facility and for any future borrowings under the $400 million revolving credit facility (the "Revolver") portion of the Credit Facility. The interest rates are based on LIBOR rates plus a margin determined from a pricing grid based on the Company's debt to EBITDA ratio as defined in our Amended and Restated Credit Agreement. Accordingly, the weighted average interest rate on borrowings under the Credit Facility as of December 31, 2014 is 1.98 percent, compared to 2.25 percent as of March 31, 2014. The First Amendment also reduced the unused commitment fees related to the Revolver by 5 to 10 basis points.

        The Company incurred approximately $0.7 million of fees associated with the First Amendment, which have been deferred and are being amortized as interest expense using the effective interest method.

        In August 2014, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement, which included certain technical amendments to the Amended and Restated Credit Agreement in connection with the Receivables program and the related Receivables Credit Facility.

        In December 2014, the Company entered into a Third Amendment to the Amended and Restated Credit Agreement. The modification of the Amended and Restated Credit Agreement will enable the Company, subject to certain conditions and limitations to pay dividends on, or make repurchases of, the Company's common stock.

        In December 2014, the Company made $150.0 million of voluntary prepayment on its term loans under the credit facility and as a result, $2.6 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Revolver

        As of December 31, 2014, the Company had no amounts outstanding under the Revolver under the Amended and Restated Credit Agreement with current availability of $395.7 million.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

8. Long-term Debt (Continued)

Debt Covenants

        The Amended and Restated Credit Agreement contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions, pay dividends and sell any assets outside the normal course of business.

        As of December 31, 2014, the Company was in compliance with all applicable covenants in the Amended and Restated Credit Agreement.

Fair Value of Debt

        As of December 31, 2014, the fair value of the Company's debt approximates the carrying value of $1.1 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.

Other Current Borrowing

        In 2014 and 2013, the Company entered into financing agreements of $6.3 million and $5.1 million, respectively, at an annual interest rate of 1.69 and 1.61 percent, respectively, for its annual property insurance premiums. These agreements required the Company to pay consecutive monthly payments through the term of each financing agreement ending on December 1st of each year.

9. Pension and Postretirement Benefits

        The Company and its subsidiaries had three defined benefit retirement plans ("Plan") for certain eligible employees. These plans were merged into the KapStone defined benefit plan effective December 31, 2014.

        The legacy KapStone defined benefit plan provides benefits based on years of credited service and stated dollar level multipliers for each year of service. We also sponsor postretirement plans which provide certain medical and life insurance benefits ("other benefits") to qualifying union employees.

        In conjunction with the Longview acquisition, the Company acquired two defined benefit plans, one for non-union employees and the other for hourly union employees. The Longview plan covering certain salaried and non-union hourly employees is a cash balance plan providing benefits at ten percent of eligible earnings. This plan was frozen on December 31, 2014. Effective December 31, 2010, benefits under the plan covering a majority of union employees were frozen. Cash balance contributions were made for certain eligible employees in 2014, 2013 and 2012. The one union with an active benefit is eligible for a stated dollar multiplier per years of eligible service.

        The liabilities for the benefit obligation for the eligible union groups are based on the collective bargaining agreements currently in effect. Future negotiations on collective bargaining agreements could have an effect on these liabilities.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        The changes in benefit obligations and Plan assets at December 31, 2014 and 2013 were:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$577,706	$29,140	$20,847	$1,361
Longview acquisition	—	559,538	—	21,634
Service cost	9,886	8,274	34	47
Interest cost	28,847	13,555	627	354
Actuarial loss (gain)	92,156	(16,527)	(4,366)	(9)
Participant contributions	—	—	742	505
Benefits paid	(39,419)	(17,019)	(4,184)	(3,045)
Plan amendment	49	745	—	—

Benefit obligation at end of year	$669,225	$577,706	$13,700	$20,847

Change in Plan Assets
Fair value of plan assets at beginning of year	$645,490	$17,414	$—	$—
Longview acquisition	—	620,546	—	—
Actual return on plan assets	37,921	21,739	—	—
Employer contributions	3,523	2,810	3,442	2,540
Participant contributions	—	—	742	505
Benefits paid	(39,419)	(17,019)	(4,184)	(3,045)

Fair value of plan assets at end of year	$647,515	$645,490	$—	$—

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        The funded status and amounts recognized in our Consolidated Balance Sheets at December 31, 2014 and 2013 were:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Funded Status at End of Year	$(21,710)	$67,784	$(13,700)	$(20,847)

Amounts Recognized in Consolidated Balance Sheets:
Other assets	$—	$120,780	$—	$—
Accrued expenses	—	—	(2,610)	(4,232)
Pension and postretirement benefits	(21,710)	(52,996)	(11,090)	(16,615)

Net amount recognized	$(21,710)	$67,784	$(13,700)	$(20,847)

Amounts Recognized in Accumulated Other Comprehensive Income / (Loss)—(Pre-tax)
Total net actuarial (gain) loss	$86,691	$(11,687)	$(4,208)	$147
Prior service cost	392	745	(1,086)	(1,286)

Total	$87,083	$(10,942)	$(5,294)	$(1,139)

Weighted-Average Discount Rate Assumption used to Determine Projected Benefit Obligations at December 31, 2014 and 2013	4.24%	5.11%	3.78%	4.83%

        The accumulated benefit obligation for the defined benefit pension plan was $699.2 million and $577.7 million at December 31, 2014 and 2013, respectively.

        The Company's pension plan funded status decreased by $89.0 million in 2014 reflecting $66.3 million due to a lower discount rate and $27.8 million due to the change mortality assumptions. In 2014, we considered the new mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized a base RP-2014 with MP-2014 projection scale and appropriate collar adjustments. In 2013, we utilized the RP-2000 mortality tables.

        Components of pension and other postretirement benefit (income)/costs were:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Service cost	$9,886	$8,274	$4,094	$34	$47	$36
Interest cost	28,847	13,555	1,007	627	354	63
Expected return on plan assets	(44,143)	(20,851)	(934)	—	—	—
Amortization of prior service cost (benefit)	403	130	368	(200)	(200)	(200)
Amortization of net loss (gain)	—	289	215	(11)	20	45

Benefit (income)/cost—Company plans	(5,007)	1,397	4,750	450	221	(56)
Pension benefit cost—multi-employer plan	333	325	86	—	—	—

Total benefit (income)/cost	$(4,674)	$1,722	$4,836	$450	$221	$(56)

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        Weighted-Average actuarial assumptions used to determine benefit costs were:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.11%	4.77%	4.64%	4.83%	3.26%	4.64%
Long-term rate of return on plan assets	6.98%	6.25%	6.50%	—	—	—

        The Company assumed health care cost trend rates for its postretirement benefits plans were as follows:

Plans	2015
Health care cost trend rate assumed for next year	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.50%
Year the rate reaches the ultimate trend rate	2019

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates at December 31, 2014 is summarized below:

Change in Health Care	Minus 1%	Plus 1%
Service and interest cost	$(20)	$21
Accumulated benefit obligation	$371	$392

        Other changes in Plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Net actuarial (gain) loss	$98,378	$(17,415)	$(4,366)	$(9)
Plan amendment	49	745	—	—
Amortization of prior service (cost) benefit	(402)	(130)	200	200
Amortization of net gain (loss)	—	(289)	11	(20)

Net amount recognized before tax	$98,025	$(17,089)	$(4,155)	$171

        The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net expense during 2015 are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$275	$(200)
Net actuarial loss / (gain)	$2,135	$(909)

        For pension plans, accumulated actuarial gains and losses in excess of 10 percent of the accumulated benefit obligation and prior service cost are amortized over the average future service period of approximately 9 years.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        As of December 31, 2014 and 2013, $(52.0) million and $7.5 million, respectively, were included net of tax in accumulated other comprehensive income (loss).

  Plan Assets

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2014 was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,302	$—	$—	$37,302
Equity securities:
Common stock	10,387	—	—	10,387
Balance mutual funds	30,795	—	—	30,795
International equity mutual funds	46,701	—	—	46,701
U.S. large cap collective funds	—	75,709	—	75,709
Fixed income:
Corporate bonds and notes:
Short-term	—	14,349	—	14,349
Mid-term	—	35,884	—	35,884
Long-term	—	159,453	—	159,453
U.S. Government securities :
Short-term	—	8,657	—	8,657
Mid-term	—	8,555	—	8,555
Long-term	—	65,234	—	65,234
Hedge funds:
Fixed income funds	—	16,726	32,475	49,201
Equity funds	—	24,973	56,480	81,453
Limited partnership investments	—	—	23,835	23,835

Total assets	$125,185	$409,540	$112,790	$647,515

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        The table below presents a summary of changes in the fair value of the Plans' level three assets as of December 31, 2014:

Year ended December 31, 2014	Real Estate	Limited Partnership Investments	Equity Hedge Funds	Fixed Income Hedge Funds
Balance, beginning of year	$24,412	$25,548	$—	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total gains or (losses):
Included in changes in net assets	2,163	3,687	(1,420)	(1,325)
Included in other comprehensive income	—	—	—	—
Purchases, issuances, sales, and settlements:
Purchases	—	1,205	57,900	33,800
Issuances	—	—	—	—
Sales	(26,575)	(6,605)	—	—
Settlements	—	—	—	—

Balance, end of year	$—	$23,835	$56,480	$32,475

The amount of total gains or losses for the year included in changes in net assets attributed to the change in unrealized gains or losses relating to assets still held at the reporting date.	$1,402	$2,452	$(1,420)	$(1,325)

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2013 was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$58,194	$—	$—	$58,194
Equity securities:
Common stock	16	—	—	16
U.S. large cap	25,565	—	—	25,565
U.S. mid cap	4,666	—	—	4,666
Emerging market large cap	5,121	—	—	5,121
Global real estate	50,456	—	—	50,456
Foreign large cap	72,067	—	—	72,067
Foreign mid growth	930	—	—	930
Fixed income:
Corporate bonds and notes:
Short-term	—	144,438	—	144,438
Mid-term	5,960	136,412	—	142,372
Long-term	1,049	13,586	—	14,635
Emerging market bonds	1,465	—	—	1,465
U.S. Government securities (short-term)	33,187	29,916	—	63,103
Mortgage backed securities	—	10,404	—	10,404
Real estate	—	1,092	24,412	25,504
Limited partnership investments	—	—	25,548	25,548
Other	1,006	—	—	1,006

Total assets	$259,682	$335,848	$49,960	$645,490

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

        Level 3 assets are valued based on unobservable inputs. Quoted market prices are not available for certain investments, including real estate and limited partnership investments. These investments are recorded at their estimated fair market value; therefore, the reported value may differ from the value that would have been used had a quoted market price existed. Investments of this nature are valued by the Company based on the nature of each investment and the information available to management at the valuation date.

        Limited Partnership investments generally have limited liquidity and are made through long-term partnerships or joint ventures that invest in pools of capital invested in primarily non-publicly traded

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

entities. Underlying investments include venture capital, buyout, and special situations investing. Private equity management firms typically acquire and then reorganize private companies to create increased long-term value. Valuation is based on statements received from the investment managers, transaction data, analysis of and judgments about underlying investments and other third-party information deemed reliable for the purposes of developing an estimate of fair market value.

        Hedge funds are privately owned institutional investment funds that generally have moderate liquidity. Hedge funds seek specified levels of return, regardless of market conditions, and generally have a low correlation to public equity and debt markets. Hedge funds often invest substantially in financial market instruments (stocks, bonds, commodities, currencies, derivatives, etc.) using a broad range of trading activities to manage portfolio risks. Plan holdings in hedge funds are valued using the net asset value ("NAV") provided by the administrator of the fund and reviewed by the Company. The NAV per share is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. These assets are reported at NAV as a practical expediency and are classified as Level II or Level III based on the liquidity of the investments. For the year ended December 31, 2014, the Plan held $69.3 million of hedge funds with restrictions on redemption for the first year after funds are invested, and $19.7 million of hedge funds restricting investment redemption to a 25 percent gate in any given quarter. Limited liquidity hedge funds are classified as Level 3.

        The Company believes that the reported amounts for these investments are a reasonable estimate of their fair value at December 31, 2014. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value at the reporting date.

        To develop the expected long-term rate of return on plan assets for the pension plan, the Company considers the target asset allocation, the historical investment performance, and the expectations for future returns of each asset class.

        The Company's pension plan weighted-average asset allocations and target asset allocations at December 31, 2014 and 2013, by asset category were as follows:

	2014	2013	Target Allocation
Fixed income	53%	58%	53%
Equity securities	38%	25%	41%
Real estate	—%	4%	—%
Cash	6%	9%	—%
Other	3%	4%	6%

Total	100%	100%	100%

        The Company's investment goals are to provide a total return that, over the long term, increases the ratio of plan assets to liabilities subject to an acceptable level of risk. This is accomplished through diversification of assets in accordance with the Investment Policy guidelines. Investment risk is mitigated by periodic rebalancing between asset classes as necessitated by changes in market conditions within the Investment Policy guidelines.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        The Company currently anticipates making contributions of approximately $1.1 million in 2015. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change. The Company anticipates making contributions to the postretirement plans in 2015 as claims are submitted.

        The following table presents estimated future benefit payments for the Company's plans:

	Pension Benefits	Other Benefits
2015	$36,908	$2,660
2016	37,400	2,217
2017	38,262	1,880
2018	39,042	1,519
2019	40,137	1,305
Succeeding 5 years	204,555	3,579

  Postretirement Benefits Other Than Pensions

        In conjunction with the Longview acquisition, the Company assumed a liability of $21.6 million for the Longview Retiree Medical Benefits Plan. This plan provides postretirement health care insurance benefits through an indemnity plan and a health maintenance organization ("HMO") plan for certain salary and non-salary legacy Longview employees and their dependents. Individual benefits generally continue until age 65. Effective for the majority of union employees active on June 1, 2010, the Company amended the plan such that postretirement health care insurance benefits terminated on December 31, 2013. The Company does not pre-fund these benefits, and, accordingly, there are no postretirement plan assets. The postretirement plan also includes a retiree contribution requirement for certain salaried and certain hourly employees. The retiree contribution amount is adjusted annually.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Pension and Postretirement Benefits (Continued)

        The contribution schedule for the multiemployer plan is determined by the collective bargaining agreements between participating employers and participating unions. The Company does not determine the actuarial present value of accumulated plan benefits, as net assets available for benefits allocable to the individual participating employers are determined by reference to the multiemployer plan's funding status as a whole. The Company makes contributions to the multiemployer plan in accordance with its contribution schedule, including employer surcharges and additional contributions resulting from the multiemployer plan's adoption of a rehabilitation plan effective November 1, 2009.

        The multiemployer plan has a fiscal year end of December 31, which may impact financial information available as of December 31, 2014. The contributions made by the Company were less than 4.0 percent of the total employers' contributions to the multiemployer plan for the plan year ended December 31, 2013, the most recent date for which information was available.

						Contributions by the Company for the period Ended December 31,
		Pension Protection Act Zone Status								Expiration Date of Collective- Bargaining Agreement
					FIP / RP Status Pending / Implemented
	Federal EIN								Surcharge Imposed
Pension Fund		2014	2013	2012		2014	2013	2012
GCIU-Employer Retirement Fund	91-6024903	Critical	Critical	Critical	Implemented	$333	$339	$86	Yes	Varies 6/16/2014 thru 10/21/2015

        According to the audited financial statements of the multiemployer plan, the net assets available for benefits were $1,150 million and $1,063 million as of December 31, 2013 and 2012, respectively. An independent actuarial valuation calculated the actuarial present value of accumulated plan benefits to be $1,655 million and $1,654 million as of January 1, 2013 and 2012, respectively. As of December 31, 2014, the Company was unable to obtain the estimated withdrawal liability from the multiemployer plan's actuary. At December 31, 2013, the Company's estimated withdrawal liability was $50.1 million. The Company has no plans to withdraw from the plan at this time. In accordance with ASC 715, Compensation—Retirement Benefits, this potential liability is not recognized in the Company's Consolidated Balance Sheets.

  Defined Contribution Plan

        Certain employees are covered under a 401(k) defined contribution plan. The expense related to this plan was $15.1 million, $12.3 million, and $11.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

        In conjunction with the Longview acquisition, the Company acquired two additional savings plans. These savings plans allow certain employees salary deferrals in accordance with section 401(k) of the Internal Revenue Code of 1986, as amended. The Company makes a contribution equal to between 2 percent and 3 percent respectively, of the certain eligible union employee's earnings. Effective in 2015 former Longview salaried personnel will receive a 401(k) contribution rather than a cash balance plan contribution.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Income taxes

        The Company's U.S. federal statutory tax rate was 35.0 percent for each of 2014, 2013, and 2012. The Company's effective income tax rate for the years ended December 31, 2014, 2013, and 2012 were 34.0 percent, 34.7 percent, and 35.9 percent, respectively. Substantially all income was earned in the United States.

        The Company's provision for income taxes for the years ended December 31, 2014, 2013, and 2012 consists of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$78,105	$2,384	$10,213
State	8,126	5,403	1,637

Total current	86,231	7,787	11,850

Deferred:
Federal	$826	$53,404	$22,794
State	1,629	6,461	334

Total deferred	2,455	59,865	23,128

Total provision for income taxes	$88,686	$67,652	$34,978

        Income taxes paid, net of refunds, were $77.5 million, $4.0 million, and $7.0 million in 2014, 2013 and 2012, respectively. The increase in 2014 income taxes paid is due to higher pre-tax income following the 2013 Longview acquisition, significant tax credit carry-forwards and net operating losses fully utilized through 2013, and bonus depreciation claimed in 2013.

        The Company's effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1%	2.9%	2.1%
Deferred tax adjustments due to tax rate changes	0.5%	1.2%	(0.7)%
Domestic manufacturing deduction	(3.0)%	(2.0)%	(0.9)%
Changes in uncertain tax positions	(0.1)%	(2.6)%	—
Other	(0.5)%	0.2%	0.4%

Effective income tax rate	34.0%	34.7%	35.9%

        For the years ended December 31, 2014, 2013, and 2012, respectively, the Company's effective income tax rate included a 0.5 percent deferred tax expense from changes in apportioned state rates that adjusted deferred tax liabilities, a 1.2 percent deferred tax expense as a result of state tax rate

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Income taxes (Continued)

changes due to the Longview acquisition and a (0.7) percent deferred tax benefit as a result of the USC acquisition.

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2014 and 2013, for the Company are as follows:

	Years Ended December 31,
	2014	2013
Deferred tax assets resulting from:
Accrued compensation costs	$7,368	$5,697
Acquisition transaction costs	872	995
Pension and postretirement benefits	14,450	—
Stock based compensation	6,073	4,571
Tax credit carry-forwards	1,692	2,982
State net operating loss carry-forwards	263	519
Other	2,983	2,399

Total deferred tax assets	$33,701	$17,163

Valuation allowance	—	—

Net deferred tax assets	$33,701	$17,163

Deferred tax liabilities resulting from:
Inventories	(10,906)	(10,767)
Prepaid expenses	(1,928)	(1,927)
Pension and postretirement benefits	—	(14,904)
Depreciable assets	(398,072)	(397,571)
Intangible assets	(27,466)	(33,937)
Goodwill	(9,612)	(8,174)

Total deferred tax liabilities	$(447,984)	$(467,280)

Net deferred tax liabilities	$(414,283)	$(450,117)

        At December 31, 2014 and 2013, the Company had the following net deferred tax liabilities on the Consolidated Balance Sheets:

	Years Ended December 31,
	2014	2013
Current deferred tax liability, net	$(1,990)	$(5,445)
Non-current deferred tax liabilities	(412,293)	(444,672)

Net deferred tax liabilities	$(414,283)	$(450,117)

        The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Income taxes (Continued)

than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits. Additionally, for uncertain tax positions, a threshold condition must be met for any part of the benefit of such a position to be recognized in the financial statements.

        The Company has $0.3 million of state tax net operating loss carry-forwards which are available to reduce future taxable income in various state jurisdictions and expire between 2015 and 2030.

        The Company has $1.7 million of state tax credit carry-forwards which expire between 2016 and 2034.

        The following is a reconciliation of the total amount of unrecognized tax benefits:

	Years Ended December 31,
	2014	2013
Unrecognized tax benefits at beginning of year	$730	$4,977
Gross increase—tax positions prior period	251	—
Gross decrease—tax positions prior period	(279)	(4,977)
Gross increase—tax positions current period	222	—
Longview acquisition	—	730
Lapse of statute of limitations	(405)	—
Settlements	—	—

Unrecognized tax benefits at end of year	$519	$730

        In June 2014, the Internal Revenue Service ("IRS") concluded their examination of Longview's tax returns for 2011, 2012, and the period ending with our acquisition in July 2013. As a result, the Company reversed a $0.3 million reserve for an uncertain tax position in the second quarter. In October 2014, a state statute of limitations lapsed and as a result the Company reversed a $0.4 million reserve for an uncertain tax position in the fourth quarter.

        Total unrecognized tax benefits as of December 31, 2014 and December 31, 2013 were $0.5 million and $0.7 million, respectively. As of December 31, 2014, $0.5 million would impact the effective income tax rate if recognized. Total accrued interest and penalties as of December 31, 2014 and December 31, 2013, were approximately $0.1 million. As of December 31, 2014 and December 31, 2013, unrecognized tax benefits and related accrued interest were included in other liabilities in the accompanying Consolidated Balance Sheets. The Company does not expect a material change in its unrecognized tax benefits within the next twelve months.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax years are 2011 and 2013, as the IRS completed their examination of the 2012 year during the third quarter of 2014. All IRS examinations of pre-acquisition tax periods for Longview and US Corrugated have been completed (Longview during the second quarter; US Corrugated at the end of the year). The Company has open tax years for state income tax filings generally starting in 2011.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Stockholder's equity

Employee Stock Purchase Plan

        In December 2009, the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The ESPP allows for employees to purchase shares of Company stock at a five percent discount from market price. A total of 1,000,000 shares were reserved for future purchases under the ESPP (amount reflects the stock split announce in December 2013). A total of 20,488 shares and 25,240 shares were issued under the ESPP for the years ended December 31, 2014 and 2013, respectively.

Common Stock Reserved for Issuance

        At December 31, 2014, approximately 5.0 million shares of common stock were reserved for issuance including 4.1 million shares for stock awards and 0.9 million shares for the ESPP.

Cash Dividends

        On December 16, 2014, the Company's board of directors approved and declared a regular quarterly dividend of $0.10 per share. The dividend for the fourth quarter was paid on January 12, 2015. The Company paid $0.2 million of cash dividends during 2014 related to the 2012 special cash dividend for restricted stock units that vested during the year.

        On November 28, 2012, the Company's board of directors approved a $1.00 per share special cash dividend payable to all shareholders of record as of December 10, 2012 (which reflects the stock split declared in December 2013). The special cash dividend of $94.9 million was paid on December 20, 2012.

Stock Split

        On December 11, 2013, the Company's board of directors declared a two-for-one stock split in the form of a stock dividend on the Company's common stock (the "stock split"). To implement the stock split, one share of common stock for each then-outstanding share of common stock was distributed on January 7, 2014 to all shareholders of record as of the close of business on December 23, 2013. The consolidated financial statements and related footnotes have been adjusted for all periods presented to reflect the stock split.

12. Stock-Based Compensation

Share-Based Plan

        On May 15, 2014, stockholders of the Company approved the 2014 Incentive Plan ("2014 Plan"). The major differences between the 2014 Plan and the Amended and Restated 2006 Incentive plan are that under the 2014 Plan:

  •
  An increase in the maximum number of shares to 8,500,000 shares of our common stock which will initially be available for all awards, subject to adjustment in the event of certain corporate transactions described in the 2014 Plan.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stock-Based Compensation (Continued)

  •
  To the extent the Company grants a stock option or SAR under the 2014 Plan, the number of shares of common stock that remain available for future grants will be reduced by an amount equal to the number of shares subject to such stock option or SAR.

  •
  To the extent the Company grants restricted stock or a restricted stock unit (collectively, "Stock Awards") under the 2014 Plan, the number of shares of common stock that remain available for future grants will be reduced by an amount equal to two times the number of shares subject to such Stock Award.

        Under the 2014 Plan, awards may be granted to employees, officers and directors of, and consultants and advisors to, the Company.

        As of December 31, 2014, approximately 4.1 million shares were reserved for granting additional stock options, restricted stock awards or stock appreciation rights. If any award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the common shares subject to the award shall be available for additional grants under the Incentive Plan. The number of shares available under the Incentive Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Awards may be granted to employees, officers and directors of, and consultants or advisors to, the Company. Options intended to qualify, under the standards set forth in certain federal tax rules, as incentive stock options ("ISOs") may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option awards granted under the Incentive Plan are exercisable for a period fixed by the administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        The compensation committee of the board of directors approves all stock awards. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Years Ended December 31,
	2014	2013	2012
Stock option compensation expense	$3,595	$2,830	$2,910
Restricted stock unit compensation expense	3,361	2,373	2,332

Total stock-based compensation expense	$6,956	$5,203	$5,242

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stock-Based Compensation (Continued)

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Unrecognized stock option compensation expense	$3,243	$2,250
Unrecognized restricted stock unit compensation expense	3,923	2,535

Total unrecognized stock-based compensation expense	$7,166	$4,785

        As of December 31, 2014, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.1 years and 2.0 years, respectively.

        ASC 718 requires that cash flows relating to the benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flow, rather than as an operating cash flow. The Company recognized excess tax benefits of $2.6 million, $3.5 million, and $8.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock Options

        In 2014, 2013, and 2012 the Company granted stock options for 454,161, 604,296, and 625,942 common shares respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50 percent after two years and the remaining 50 percent after three years. Stock options granted in 2014, 2013, and 2012 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on closing market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        In December 2013, the board of directors approved a two-for-one stock split. In accordance with the Company's Amended and Restated 2008 Incentive Plan, the compensation committee of the board of directors elected to increase the number of unexercised stock options. The increase in the number of options did not result in any incremental fair value or compensation cost.

        In November 2012, the board of directors approved a special cash dividend of $1.00 per share (amount reflects the stock split announce in December 2013). In accordance with the Company's Amended and Restated 2006 Incentive Plan, the compensation committee of the board of directors selected a $1.00 reduction to the exercise price for the 2,563,856 unexercised stock options. The adjustment to the exercise price did not result in any incremental fair value or compensation cost.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stock-Based Compensation (Continued)

        A summary of information related to stock options is as follows (amounts restated for the 2013 stock split):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2011	4,947,748	$3.93
Granted	625,942	9.88
Exercised	(2,989,582)	2.98
Lapsed (forfeited or cancelled)	(20,252)	8.24

Outstanding at December 31, 2012	2,563,856	5.46
Granted	604,296	14.53
Exercised	(616,406)	3.51
Lapsed (forfeited or cancelled)	(37,364)	9.43

Outstanding at December 31, 2013	2,514,382	8.05
Granted	454,161	30.42
Exercised	(183,130)	5.74
Forfeited	(26,107)	16.85

Outstanding at December 31, 2014	2,759,306	$11.81	6.8	$48,799

Exercisable at December 31, 2014	1,494,206	$5.88	5.5	$35,017

        The total intrinsic value of options exercised during 2014, 2013, and 2012 was $4.5 million, $10.5 million, and $23.4 million, respectively.

        The weighted average fair value of the Company stock options granted in 2014, 2013 and 2012 was $10.39, $5.58, and $5.19, respectively. The fair value of awards granted in 2014, 2013 and 2012 was $4.7 million, $3.4 million, and $3.2 million, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. Beginning in 2013, the expected life used by the Company is based on the historical average life of stock option awards. In 2012, the Company used the "simplified method", defined in SEC Staff Accounting Bulletin ("SAB") No. 107, to determine the expected life assumption for all of its options. The expected volatility assumption is based on the volatility of the Company's common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stock-Based Compensation (Continued)

        The assumptions utilized for determining the fair value of stock options awarded during the years 2014, 2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.92%	49.39%	56.47%
Expected life (years)	4.32	4.00	5.99
Risk-free interest rate	1.35%	0.63%	1.10%
Expected dividend yield	—%	—%	—%

Restricted Stock

        In 2014, 2013, and 2012, the Company granted restricted stock units of 161,418, 233,544, and 250,382 to executive officers, directors, and employees as compensation for service. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the closing market price of the Company's common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        In November 2012, the compensation committee of the board of directors adopted a resolution directing that the Restricted Stock Unit Grant Agreements pertaining to the RSUs awarded on May 27, 2010 be amended to reflect an accelerated vesting date of November 28, 2012, except for the Company's Chief Operating Officer and certain grantees who attained the age of 65 years on or prior to November 28, 2012. Accordingly, 143,754 restricted stock units vested on November 28, 2012 (amount reflects restatement for the stock split declared in December 2013).

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Stock-Based Compensation (Continued)

        The following table summarizes non-vested restricted stock amounts and activity (amounts in 2013, 2012, and 2011 are restated for the stock split):

	Units	Weighted Average Grant Price
Outstanding at December 31, 2011	992,790	$4.61
Granted	250,382	9.88
Vested	(577,322)	2.81
Forfeited	(14,326)	7.77

Outstanding at December 31, 2012	651,524	$8.18
Granted	233,544	14.44
Vested	(181,578)	5.73
Forfeited	(16,122)	10.19

Outstanding at December 31, 2013	687,368	$10.91
Granted	161,418	30.44
Vested	(248,293)	9.00
Forfeited	(12,426)	15.25

Outstanding at December 31, 2014	588,067	$16.98

        The fair value of awards granted in 2014, 2013 and 2012 was $4.9 million, $3.4 million, and $2.5 million, respectively. The fair value of awards vested in 2014, 2013 and 2012 was $2.2 million, $1.0 million, and $1.6 million, respectively.

13. Commitments and Contingencies

Commercial Commitments

        The Company's commercial commitments as of December 31, 2014 represent commitments not recorded on the balance sheet, but potentially triggered by future events, primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. The Company had $4.3 million and $4.7 million of these commitments as of December 31, 2014 and 2013, respectively, with all expiring in 2015 if not renewed. No amounts have been drawn under these letters of credit.

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

        The Company's subsidiary, Longview, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the "Site"). The U.S. Environmental Protection Agency ("EPA") asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision ("ROD") for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. At least 40 potentially responsible parties, including Longview, have entered into an Allocation Agreement. Pursuant to the Allocation Agreement, the parties will attempt to determine each party's portion of the cost to remediate the site. The allocation process in not expected to be completed until 2017. Based on available information provided to the Company to date, the Company cannot reasonably estimate its potential liability.

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

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ended December 31,
2015	$12,219
2016	15,708
2017	13,365
2018	8,273
2019	7,463
Thereafter	32,199

Total	$89,227

        The Company's rental expense under operating leases amounted to $16.9 million, $14.9 million, and $12.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Commitments and Contingencies (Continued)

Purchase Obligation

        In conjunction with the 2008 Charleston Kraft Division acquisition, the Company entered into a long-term fiber supply agreement with MeadWestvaco Corporation ("MWV"), MWV's rights and obligations under the long-term fiber supply agreement were assigned to Plum Creek in December 2013. Pursuant to the agreement, the Company's North Charleston mill will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements for a period of 15 years and expiring in 2023. The purchases are based on market prices and are accounted for as raw fiber materials. The Company's North Charleston mill purchased approximately $40.0 million, $35.6 million, and $42.9 million of materials in accordance with the agreement for years ended December 31, 2014, 2013 and 2012, respectively.

Limited Partnership Investments

        The KapStone Defined Benefit Pension Plan invests in various limited partnership investments in accordance with their stated investment policies. As of December 31, 2014, the plan had unfunded commitments to contribute capital to limited partnerships totaling $4.6 million.

14. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2014	2013	2012
Net income	$171,915	$127,338	$62,505
Weighted-average number of common shares for basic net income per share	95,900,179	95,258,756	93,426,912
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,207,903	1,038,293	1,489,656
Unvested restricted stock awards	351,102	442,433	536,310

Weighted-average number of shares for diluted net income per share	97,459,184	96,739,482	95,452,878

Net income per share—basic	$1.79	$1.34	$0.67
Net income per share—diluted	$1.76	$1.32	$0.65

        A total of 355,132 and 2,974 weighted average unexercised stock options were outstanding at December 31, 2014, and 2013, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

        On December 11, 2013, the board of directors declared a two-for-one stock split in the form of a stock dividend on the Company's common stock, which was distributed on January 7, 2014. All shares and earnings per share amounts for 2013 and 2013 have been restated to reflect this change.

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

        Net sales for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Years Ended December 31,
Net sales by product line:	2014	2013	2012
Containerboard / Corrugated products	$1,463,670	$1,108,545	$714,085
Specialty paper	741,601	551,931	428,663
Other	95,649	87,686	73,889

Total	$2,300,920	$1,748,162	$1,216,637

	Years Ended December 31,
Net sales by location:	2014	2013	2012
To customers located in the United States	$1,847,531	$1,398,326	$942,706
Export sales to foreign based customers	453,389	349,836	273,931

Total	$2,300,920	$1,748,162	$1,216,637

        For the years ended December 31, 2014, 2013, and 2012 the Company had other sales of $95.6 million, $87.7 million, and $73.9 million, respectively, from lumber, shaft horsepower generated by our cogeneration facility, and other energy sales.

        No foreign country accounted for more than 10 percent of consolidated net sales in 2014, 2013, or 2012.

        All long-lived assets are located within the United States.

16. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for 2014 and 2013. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

16. Quarterly Financial Information (Unaudited) (Continued)

recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Fiscal 2014:
Net sales	$548,952	$590,449	$598,106	$563,413
Gross profit(1)	$92,263	$119,406	$128,295	$96,976
Operating income	$58,118	$85,313	$94,162	$62,338
Net income(2)	$32,099	$51,459	$54,254	$34,103
Net income per share:
Basic	$0.34	$0.54	$0.57	$0.36
Diluted	$0.33	$0.53	$0.56	$0.35

(1)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $14.8 million, $5.2 million, $ 5.2 million, and $10.9 million in the quarters ended March 31, June 30, September 30 and December 31, 2014, respectively.

(2)
Net income includes a loss on debt extinguishment of $3.0 million and $2.6 million for the quarters ended September 30 and December 31, 2014, respectively.

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