Form 10-Q
period 2015-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2015-05-05
CIK 1325281

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 96,259,475 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 27, 2015.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,545	$28,467
Trade accounts receivable (Includes $251,047 at March 31, 2015, and $225,577 at December 31, 2014, associated with the securitization facility)	255,435	228,740
Other receivables	13,779	12,833
Inventories	255,507	238,329
Prepaid expenses and other current assets	16,814	7,172
Total current assets	552,080	515,541
Plant, property and equipment, net	1,384,786	1,386,670
Other assets	10,296	10,135
Intangible assets, net	106,662	110,077
Goodwill	533,851	533,851
Total assets	$2,587,675	$2,556,274
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10,000	$—
Other current borrowings	6,615	—
Dividend Payable	9,721	9,911
Accounts payable	150,788	149,600
Accrued expenses	46,972	48,340
Accrued compensation costs	46,012	62,491
Accrued income taxes	9,668	6,477
Deferred income taxes	1,804	1,990
Total current liabilities	281,580	278,809
Other liabilities:
Long-term debt (Includes $175,000 at March 31, 2015, and $167,000 at December 31, 2014, associated with the securitization facility)	1,055,014	1,046,063
Pension and postretirement benefits	29,582	32,800
Deferred income taxes	415,067	412,293
Other liabilities	7,895	8,182
Total other liabilities	1,507,558	1,499,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,257,183 shares issued and outstanding (excluding 40,000 treasury shares) at March 31, 2015 and 96,046,554 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2014	10	10
Additional paid-in-capital	259,260	255,505
Retained earnings	591,053	574,601
Accumulated other comprehensive loss	(51,786)	(51,989)
Total stockholders’ equity	798,537	778,127
Total liabilities and stockholders’ equity	$2,587,675	$2,556,274

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Net sales	$546,289	$548,952
Cost of sales, excluding depreciation and amortization	382,198	383,248
Depreciation and amortization	35,121	32,709
Freight and distribution expenses	43,427	40,732
Selling, general, and administrative expenses	38,194	34,145
Operating income	47,349	58,118

Foreign exchange loss	885	24
Interest expense, net	6,413	9,229
Income before provision for income taxes	40,051	48,865
Provision for income taxes	13,951	16,766
Net income	$26,100	$32,099
Other comprehensive income, net of tax Pension and postretirement plan reclassification adjustments:
Amortization of prior service costs	12	32
Amortization of net (gain) / loss	191	(2)
Other comprehensive income, net of tax	203	30
Total comprehensive income	$26,303	$32,129

Weighted average number of shares outstanding:
Basic	96,123,351	95,720,328
Diluted	97,662,608	97,315,766
Net income per share:
Basic	$0.27	$0.34
Diluted	$0.27	$0.33
Dividends declared per common share	$0.10	$—

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$26,100	$32,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,121	32,709
Stock-based compensation expense	3,780	2,918
Pension and postretirement	(2,892)	(4,080)
Excess tax benefit from stock-based compensation	(1,391)	(2,221)
Amortization of debt issuance costs	1,007	1,452
Loss on disposal of fixed assets	178	979
Deferred income taxes	1,864	3,323
Changes in assets and liabilities:
Trade accounts receivable, net	(26,695)	(5,380)
Other receivables	(946)	(364)
Inventories	(17,178)	(13,458)
Prepaid expenses and other current assets	(9,642)	(5,044)
Other assets	(216)	(1,278)
Accounts payable	(51)	5,497
Accrued expenses and other liabilities	(1,842)	4,305
Accrued compensation costs	(16,479)	(17,595)
Accrued income taxes	5,370	5,089
Net cash (used in) provided by operating activities	(3,912)	38,951

Investing activities
Capital expenditures	(28,762)	(32,420)
Net cash used in investing activities	(28,762)	(32,420)

Financing activities
Proceeds from revolving credit facility	86,400	56,500
Repayments on revolving credit facility	(76,400)	(56,500)
Proceeds from receivables credit facility	12,962	—
Repayments on receivables credit facility	(4,962)	—
Payment on long-term debt	—	(1,175)
Proceeds from other current borrowings	6,615	6,300
Repayments on other current borrowings	—	(1,673)
Cash dividend paid	(9,838)	—
Payment of withholding taxes on stock awards	(2,322)	(1,641)
Proceeds from exercises of stock options	491	214
Proceeds from shares issued to ESPP	415	205
Excess tax benefit from stock-based compensation	1,391	2,221
Net cash provided by financing activities	14,752	4,451

Net increase (decrease) in cash and cash equivalents	(17,922)	10,982
Cash and cash equivalents-beginning of period	28,467	12,967
Cash and cash equivalents-end of period	$10,545	$23,949

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB proposed a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under GAAP. Under the proposal, the standard would be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.

3.                                      Annual Planned Maintenance Outages

Annual planned maintenance outage costs for the three months ended March 31, 2015 and 2014 totaled $8.6 million and $14.8 million, respectively, and are included in cost of sales.  The outage costs in the quarter ended March 31, 2014 reflected $5.6 million of outage costs at the North Charleston, South Carolina paper mill as a result of downtime incurred during the upgrade of the No. 3 paper machine.

4.                                      Inventories

Inventories consist of the following at March 31, 2015 and December 31, 2014, respectively:

	(unaudited)
	March 31,	December 31,
	2015	2014
Raw materials	$103,685	$99,390
Work in process	3,267	3,634
Finished goods	74,990	63,639
Replacement parts and supplies	72,357	70,026
Inventory at FIFO costs	254,299	236,689
LIFO inventory reserves	1,208	1,640
Inventories	$255,507	$238,329

5.                                      Short-term Borrowings and Long-term Debt

Short-term Borrowings

As of March 31, 2015, the Company had $10.0 million of short-term borrowings with an interest rate of 1.93 percent under its $400 million revolving credit facility (the “Revolver”), which is part of the Company’s senior secured credit facility comprised of term loans and the Revolver (the “Credit Facility”).

As of March 31, 2015, the Company has current availability of $375.7 million under the Revolver.

Receivables Credit Facility

Under our accounts receivable securitization program, we sell, on an ongoing basis without recourse, certain trade receivables (“Receivables”) to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). We have the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of March 31, 2015, $251.0 million of our receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year facility (the “Receivables Credit Facility”) for proceeds up to $175 million. The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Debt Covenants

Our credit agreement governing our Credit Facility (as amended to date, the “Credit Agreement”) as contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of March 31, 2015, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of March 31, 2015, the fair value of the Company’s debt approximates the carrying value of $1.1 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.  Our weighted-average cost of borrowings was 1.82 percent and 2.25 percent for the three months ended March 31, 2015 and March 31, 2014, respectively.

Other Borrowing

In 2015 and 2014, the Company entered into short-term financing agreements of $6.6 million and $6.3 million, respectively, at an annual interest rate of 1.70 percent and 1.69 percent, respectively, for its annual property insurance premiums. The 2015 agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 31, 2015.  As of March 31, 2015 and 2014, there was $6.6 million and $4.6 million, respectively, outstanding under these agreements which is included in “Other current borrowings” on the Consolidated Balance Sheets.

6.                                      Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2015 and 2014 was 34.8 percent and 34.3 percent, respectively.  Our tax rate is affected by recurring items such as state income taxes as well as discrete items that may occur in any given period but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective income tax rate for both periods.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2011 and 2013.  The Company has open tax years for state income tax filings generally starting in 2011.

7.                                      Net Income per Share

The Company’s basic and diluted net income per share is calculated as follows:

	Three Months Ended March 31,
	2015	2014
Net income	$26,100	$32,099
Weighted-average number of common shares for basic net income per share	96,123,351	95,720,328
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,202,004	1,211,848
Unvested restricted stock awards	337,253	383,590

Weighted-average number of shares for diluted net income per share	97,662,608	97,315,766

Net income per share - basic	$0.27	$0.34
Net income per share - diluted	$0.27	$0.33

Approximately 374,000 and 47,000 of unexercised stock options were outstanding at March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

8.                                     Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension benefit recognized for the three months ended March 31, 2015 and 2014 for the Company’s one defined benefit plan (the “Pension Plan”) are as follows:

	Three Months Ended March 31,
	2015	2014
Service cost for benefits earned during the quarter	$1,215	$2,449
Interest cost on projected benefit obligations	6,900	7,180
Expected return on plan assets	(10,236)	(11,031)
Amortization of net loss	534	—
Amortization of prior service cost	69	101
Net pension benefit - Company plan	(1,518)	(1,301)
Net pension cost - multi -employer plan	87	84
Total net pension benefit	$(1,431)	$(1,217)

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $0.7 million for the three months ended March 31, 2015, and expects to fund an additional $0.4 million in 2015.

Defined Contribution Plan

We offer a 401(k) Defined Contribution Plan (“Contribution Plan”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended March 31, 2015 and 2014, the Company recognized expense of $5.0 million and $4.2 million, respectively, for the Company contributions to the Contribution Plan.  Effective in 2015, Longview salaried personnel received a 401(k) contribution rather than a cash balance plan contribution.

9.                                      Stock-Based Compensation

In the quarter ended March 31, 2015, the compensation committee of the board of directors approved stock-based awards to executive officers, certain employees and directors. The 2015 awards consisted of the grant of 555,451 stock option and 181,590 restricted stock units.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Stock option compensation expense	$1,950	$1,524
Restricted stock unit compensation expense	1,830	1,394
Total stock-based compensation expense	$3,780	$2,918

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
Unrecognized stock option compensation expense	$6,756	$3,243
Unrecognized restricted stock unit compensation expense	7,734	3,923
Total unrecognized stock-based compensation expense	$14,490	$7,166

As of March 31, 2015, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.6 years and 2.5 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon a grantee of such stock options attaining the age 65. The stock options awarded in 2015 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($31.89 for the 2015 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the stock options granted in March 2015 and 2014 was $10.08 and $10.36, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Three Months Ended March 31,
	2015	2014
Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.08%	39.93%
Expected life (years)	4.90	4.30
Risk-free interest rate	1.35%	1.34%
Expected dividend yield	1.25%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2015	2,759,306	$11.81	6.8	$48,799
Granted	555,451	31.89
Exercised	(58,392)	9.93
Forfeited	(19,764)	17.68
Outstanding at March 31, 2015	3,236,601	$15.25	7.2	$56,933
Exercisable at March 31, 2015	1,950,074	$7.18	5.8	$50,042

For the three months ended March 31, 2015 and 2014, cash proceeds from the exercise of stock options totaled $0.5 million and $0.2 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2015	588,067	$16.98
Granted	181,590	31.89
Vested	(212,864)	9.88
Forfeited	(9,500)	15.76
Outstanding at March 31, 2015	547,293	$24.71

10.                               Commitments and Contingencies

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

The Company’s subsidiary, Longview, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. At least 40 potentially responsible parties, including Longview, have entered into an Allocation Agreement. Pursuant to the Allocation Agreement, the parties will attempt to determine each party’s portion of the cost to remediate the site. The allocation process in not expected to be completed until 2017. Based on available information provided to the Company to date, the Company cannot reasonably estimate its potential liability.

There have been no material changes in any of our legal proceedings since December 31, 2014.

11.                               Segment Information

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

Net sales by product line for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,		Increase/
Net sales by product line:	2015	2014	(Decrease)
Containerboard / Corrugated products	$344,311	$336,249	$8,062
Specialty paper	179,203	189,009	(9,806)
Other	22,775	23,694	(919)
Total	$546,289	$548,952	$(2,663)

12.                               Subsequent Events

The Company’s paper mill in Roanoke Rapids, North Carolina completed its annual planned maintenance outage in April 2015. The outage lasted approximately 8 days with an estimated cost of $8.5 million primarily for annual maintenance and inspections, and the fixed cost impact associated with lost paper production and a 10,400 reduction in tons produced.  In 2014, the annual outage for the Roanoke Rapids mill occurred in October.

On May 4, 2015, the Company, entered into an Equity Purchase Agreement with VP Holdco, Inc. and Victory Packaging Management, LLC.  Pursuant to the Agreement, the Company will purchase all rights, title and interest in Victory Packaging L.P. and its subsidiaries (“Victory”).

The Company will pay a cash purchase price of $615,000,000, subject to an adjustment based on net working capital of Victory at closing. The cash purchase price will be adjusted dollar for dollar for indebtedness outstanding at closing, certain bonuses and other unpaid transaction expenses of Victory and increased dollar for dollar by cash on hand at closing.  A portion of the cash purchase price will be placed into escrow to fund certain limited indemnity obligations of Victory. The Company will also be obligated to pay up to an additional $25,000,000 of contingent consideration to Victory if certain performance criteria are satisfied during the thirty months following the closing. In connection with the acquisition of Victory, the Company is also entering into employment agreements with two of Victory’s executives.

The transaction, which is expected to close in the second quarter of 2015, is subject to various conditions, including, among others, (1) the accuracy of representations and warranties and compliance with covenants, (2) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and any other necessary governmental approvals, and (3) the reciept of certain third party consents and (4) the absence of a material adverse effect on Victory during the period between the date of the Agreement and the closing.

The Company has received financing commitments from Bank of America, N.A., Barclays Bank PLC, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated to provide sufficient funds to finance the Acquisition, including the payment of the aggregate purchase price. The availability of financing pursuant to such commitments is subject to various customary conditions, including no material adverse change and the consummation of the acquisition.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligation, to update its statements as a result of new information, future events or otherwise.

The Company has one reportable segment as of March 31, 2015.  The Company produces containerboard, corrugated products, and specialty paper which are sold to customers who convert our products into end-market finished products or internally to corrugating plants which produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2015 and 2014

(In thousands)

	Three Months Ended March 31,		Increase/
	2015	2014	(Decrease)

Net sales	$546,289	$548,952	$(2,663)
Cost of sales, excluding depreciation and amortization	382,198	383,248	(1,050)
Depreciation and amortization	35,121	32,709	2,412
Freight and distribution expenses	43,427	40,732	2,695
Selling, general, and administrative expenses	38,194	34,145	4,049
Operating income	47,349	58,118	(10,769)
Foreign exchange loss	885	24	861
Interest expense, net	6,413	9,229	(2,816)
Income before provision for income taxes	40,051	48,865	(8,814)
Provision for income taxes	13,951	16,766	(2,815)
Net income	$26,100	$32,099	$(5,999)

Net sales for the quarter ended March 31, 2015 were $546.3 million compared to $549.0 million for the first quarter of 2014, a decrease of $2.7 million or 0.5 percent reflecting a stronger U.S. dollar compared to the Euro.  In addition, net sales increased by $0.9 million due to higher average kraft paper selling prices partially offset by lower containerboard prices.  The impact from price was offset by $0.9 million due to lower other sales, mainly energy.  Average mill selling price per ton for the quarter ended March 31, 2015 was $683 compared to $685 for the prior year’s quarter reflecting a stronger U.S. dollar compared to the Euro.

The following represents the Company’s sales by product line:

	Three Months Ended March 31,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2015	2014	(Decrease)%		2015	2014	(Decrease)%
Containerboard / Corrugated products	$344,311	$336,249	$8,062	2.4%	413,328	405,916	7,412	1.8%
Specialty paper	179,203	189,009	(9,806)	(5.2)%	247,726	267,450	(19,724)	(7.4)%
Other	22,775	23,694	(919)	(3.9)%	—	—	—	—
Product sold	$546,289	$548,952	$(2,663)	(0.5)%	661,054	673,366	(12,312)	(1.8)%

Tons of product sold for the quarter ended March 31, 2015 was 661,054 tons compared to 673,366 tons for the quarter ended March 31, 2014 a decrease of 12,312 tons, or 1.8 percent, as follows:

•                  Containerboard / Corrugated products increase in tons sold was primarily due to corrugated products which increased 7,435 tons, or 3.7 percent.  On a per workday basis, corrugated products were up 6.5 percent compared to 2014.

•                  Specialty paper decrease in tons sold was primarily due to lower kraft paper shipments, primarily export shipments, of 13,757 tons, or 8.4 percent, and pulp shipments of 8,254 tons, or 52.0 percent, as a result of the West coast port slowdown.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2015 was $382.2 million compared to $383.2 million for the first quarter of 2014, a decrease of $1.0 million, or 0.3 percent.  Cost of sales decreased due to $6.2 million of lower planned maintenance outage costs, $5.7 million of lower costs for old corrugated containers “OCC” and $3.7 million due to lower sales volume partially offset by $7.8 million of increased costs for virgin fiber, $3.9 million of lower productivity, $1.1 million of inflation on labor and benefits, and $1.8 million of other input costs.  Planned maintenance outage costs of approximately $8.6 million and $14.8 million were included in cost of sales for the quarters ended March 31, 2015 and 2014, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2015 totaled $35.1 million compared to $32.7 million for the quarter ended March 31, 2014.  The increase of $2.4 million was primarily due to the result of higher capital spending and $0.7 million of accelerated depreciation due to various paper machine upgrades.

Freight and distribution expenses for the quarter ended March 31, 2015 totaled $43.4 million compared to $40.7 million for the quarter ended March 31, 2014. The increase of $2.7 million was primarily due to mix partially offset by $1.2 million of lower fuel costs.

Selling, general and administrative expenses for the quarter ended March 31, 2015 totaled $38.2 million compared to $34.1 million for the quarter ended March 31, 2014. The increase of $4.1 million, or 12.0 percent, was primarily due to $2.5 million of higher compensation and benefit related expenses, $0.9 million of higher stock based compensation expense, $0.5 million of higher consulting fees, $0.4 million for higher legal expenses, and $0.5 million of other costs.  These increased expenses were partially offset by $0.7 million of lower Longview integration related expenses.  For the quarter ended March 31, 2015, selling, general and administrative expenses as a percentage of net sales increased to 7.0 percent from 6.2 percent in the quarter ended March 31, 2014.

Net interest expense for the quarters ended March 31, 2015 and 2014 was $6.4 million and $9.2 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $2.8 million lower in the quarter ended March 31, 2015, primarily due to lower borrowings under the term loans and lower interest rates on the term loans and the Receivables Credit Facility.

Provision for income taxes for the quarters ended March 31, 2015 and 2014 was $14.0 million and $16.8 million, respectively, reflecting an effective income tax rate of 34.8 percent for the quarter ended March

31, 2015, compared to 34.3 percent for the similar period in 2014. The higher effective income tax rate is due to changes in discrete items.  The lower provision for income taxes in 2015 primarily reflects lower pre-tax income of $8.8 million.

Liquidity and Capital Resources

Credit Facilities

The Company had $375.7 million available under the Revolver at March 31, 2015.  In addition, the Credit Facility also includes an “accordion” feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Revolver by up to $300.0 million.

Receivables Credit Facility

As of March 31, 2015, the Company had $175.0 million of outstanding borrowings under its $175 million Receivables Credit Facility with an interest rate of 0.9 percent.

Other Borrowing

In January 2015, the Company entered into a short-term financing agreement of $6.6 million at an annual interest rate of 1.70 percent for its annual property insurance premiums. The agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 1, 2015. As of March 31, 2015, there was $6.6 million outstanding under the current agreement.

Debt Covenants

As of March 31, 2015, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On March 31, 2015, the maximum permitted leverage ratio was 4.00 to 1.00. On March 31, 2015, the Company was in compliance with a leverage ratio of 2.53 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum fixed charge coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments less cash payments for income taxes, dividends and capital expenditures by the sum of our cash interest and required principal payments during the twelve month period. For the quarter ended March 31, 2015, the fixed charge coverage ratio was required to be at least 1.25 to 1.00. On March 31, 2015, the Company was in compliance with the Credit Agreement with a fixed charge coverage ratio of 7.89 to 1.00.

As of March 31, 2015, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2015, is projected to be 34.5 percent. The cash tax rate for 2015 is projected to be 35.0 percent.

Sources and Uses of Cash

Three months ended March 31 (in thousands)	2015	2014	Incr / (Dcr)
Operating activities	$(3,912)	$38,951	$(42,863)
Investing activities	(28,762)	(32,420)	3,658
Financing activities	14,752	4,451	10,301
Total change in cash and cash equivalents	$(17,922)	$10,982	$(28,904)

Cash and cash equivalents decreased by $17.9 million from December 31, 2014, reflecting $3.9 million of net cash used by operating activities, $28.8 million of net cash used in investing activities, and $14.8 million of net cash provided by financing activities in the first three months of 2015.

Net cash used in operating activities was $3.9 million, comprised primarily of net income for the first three months of $26.1 million and non-cash charges of $37.7 million.  Changes in operating assets and liabilities used $67.7 million of cash. Net cash provided by operating activities decreased by $42.9 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, mainly due to a $39.5 million increase in cash used for working capital and $6.0 million decrease in net income, partially offset by higher non-cash charges of $2.6 million.  The increase in cash used for working capital in the three months ended March 31, 2015, is primarily due to higher receivables and inventories balances and the payment of 2014 incentives.

Net cash used in investing activities was $28.8 million for capital expenditures.

Net cash provided by financing activities was $14.8 million and reflects $10.0 million of net short-term borrowings under the Revolver, $8.0 million of borrowings under the Receivables Credit Facility, and $6.6 million of proceeds from other current borrowings for our annual property insurance premiums partially offset by a $9.8 million quarterly dividend payment.  Net cash provided by financing activities increased by $10.3 million in the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to net borrowings offset by the cash dividend payment.

Future Cash Needs

We expect that cash generated from operating activities will be sufficient to meet remaining 2015 cash needs consisting of $14.9 million of interest on our term loans under the Credit Facility and Receivable Credit Facility, $30.0 million of dividends subject to board approval, funding an additional $0.4 million contribution to our Pension Plan and any additional working capital needs.  In addition, capital expenditures for the full year is estimated at $135.0 million.

Should the need arise, we have the ability to draw from our $400.0 million Revolver and our $300.0 million accordion provision under our Revolver, if available.  We have available borrowing of $375.7 million as of March 31, 2015 under our Revolver.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.  The Company established a special purpose entity in connection with the Receivables Credit Facility, which is consolidated as part of our financial statements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices, and other market-driven rates or prices.

Under our Credit Agreement, at March 31, 2015 we have an outstanding Credit Facility consisting of two term loans totaling approximately $0.9 billion and the Revolver that provides for borrowing of up to $400 million.  Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.0% to 2.0% for Eurodollar loans and from 0.0% to 1.0% for base rate loans and the Unused Fee Rate ranges from 0.25% to 0.40%. The applicable margins for Term Loan A-2 ranges from 1.25% to 2.25% for Eurodollar loans and from 0.25% to 1.25% for base rate loans.  At March 31, 2015 the weighted average interest rate of the term loans was 1.99 percent.

Under our Receivables Credit Facility, at March 31, 2015 we have $175.0 million outstanding. The outstanding capital of each investment in the receivable interests shall accrue yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin.  At March 31, 2015 the interest rate on outstanding amounts under the Receivables Credit Facility was 0.9 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the bank’s LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $10.9 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2015. No such contracts were outstanding at March 31, 2015.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2014.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2014.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
14.0	Code of Conduct and Ethics.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

May 5, 2015	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)