Form 10-Q
period 2015-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2015-07-29
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 96,313,868 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 22, 2015.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,737	$28,467
Trade accounts receivable (Includes $413,899 at June 30, 2015, and $225,577 at December 31, 2014, associated with the securitization facility)	427,942	228,740
Other receivables	13,951	12,833
Inventories	339,065	238,329
Prepaid expenses and other current assets	14,455	7,172
Total current assets	824,150	515,541
Plant, property and equipment, net	1,407,829	1,386,670
Other assets	12,353	10,135
Intangible assets, net	359,318	110,077
Goodwill	701,554	533,851
Total assets	$3,305,204	$2,556,274
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$51,750	$—
Short-term borrowings	15,000	—
Other current borrowings	4,420	—
Dividend payable	9,776	9,911
Accounts payable	208,611	149,600
Accrued expenses	59,228	48,340
Accrued compensation costs	63,217	62,491
Accrued income taxes	573	6,477
Deferred income taxes	1,836	1,990
Total current liabilities	414,411	278,809
Other liabilities:
Long-term debt, net of current portion (Includes $265,774 at June 30, 2015, and $167,000 at December 31, 2014, associated with the securitization facility)	1,604,967	1,046,063
Pension and postretirement benefits	27,058	32,800
Deferred income taxes	415,562	412,293
Other liabilities	16,854	8,182
Total other liabilities	2,064,441	1,499,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,294,366 shares issued and outstanding (excluding 40,000 treasury shares) at June 30, 2015 and 96,046,554 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2014	10	10
Additional paid-in-capital	262,298	255,505
Retained earnings	615,627	574,601
Accumulated other comprehensive loss	(51,583)	(51,989)
Total stockholders’ equity	826,352	778,127
Total liabilities and stockholders’ equity	$3,305,204	$2,556,274

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net sales	$671,255	$590,449	$1,217,544	$1,139,401
Cost of sales, excluding depreciation and amortization	470,478	392,245	852,676	775,493
Depreciation and amortization	36,996	33,874	72,117	66,583
Freight and distribution expenses	53,891	44,924	97,318	85,656
Selling, general, and administrative expenses	48,481	34,093	86,675	68,238
Operating income	61,409	85,313	108,758	143,431

Foreign exchange gain / (loss)	(53)	125	(938)	101
Interest expense, net	8,515	7,971	14,928	17,200
Income before provision for income taxes	52,841	77,467	92,892	126,332
Provision for income taxes	18,585	26,008	32,536	42,774
Net income	$34,256	$51,459	$60,356	$83,558
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization of prior service costs	12	30	24	62
Amortization of net (gain) / loss	191	(1)	382	(3)
Other comprehensive income, net of tax	203	29	406	59
Total comprehensive income	$34,459	$51,488	$60,762	$83,617

Weighted average number of shares outstanding:
Basic	96,269,619	95,892,033	96,196,889	95,806,181
Diluted	97,664,781	97,418,941	97,647,666	97,367,354
Net income per share:
Basic	$0.36	$0.54	$0.63	$0.87
Diluted	$0.35	$0.53	$0.62	$0.86
Dividends declared per common share	$0.10	$—	$0.20	$—

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$60,356	$83,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,117	66,583
Stock-based compensation expense	6,537	4,229
Pension and postretirement	(5,416)	(6,834)
Excess tax benefit from stock-based compensation	(1,511)	(2,612)
Amortization of debt issuance costs	3,047	2,933
Loss on disposal of fixed assets	210	1,016
Deferred income taxes	2,451	2,179
Changes in assets and liabilities:
Trade accounts receivable, net	(59,007)	(30,851)
Other receivables	7,486	2,570
Inventories	(10,194)	(9,664)
Prepaid expenses and other current assets	(5,537)	(2,999)
Other assets	747	(110)
Accounts payable	8,765	(638)
Accrued expenses and other liabilities	4,120	5,144
Accrued compensation costs	(8,052)	(7,975)
Accrued income taxes	(3,532)	2,125
Net cash provided by operating activities	72,587	108,654

Investing activities
Victory acquisition, net of cash acquired	(616,564)	—
Capital expenditures	(63,711)	(73,676)
Net cash used in investing activities	(680,275)	(73,676)

Financing activities
Proceeds from revolving credit facility	266,200	97,900
Repayments on revolving credit facility	(251,200)	(97,900)
Proceeds from receivables credit facility	103,735	—
Repayments on receivables credit facility	(4,962)	—
Proceeds from long-term debt	519,763	—
Payment on long-term debt	—	(2,350)
Payment of loan amendment and debt issuance costs	(10,790)	(706)
Proceeds from other current borrowings	6,615	6,300
Repayments on other current borrowings	(2,195)	(3,402)
Cash dividend paid	(19,464)	—
Payment of withholding taxes on stock awards	(2,448)	(1,641)
Proceeds from exercises of stock options	778	389
Proceeds from shares issued to ESPP	415	205
Excess tax benefit from stock-based compensation	1,511	2,612
Net cash provided by financing activities	607,958	1,407

Net increase (decrease) in cash and cash equivalents	270	36,385
Cash and cash equivalents-beginning of period	28,467	12,967
Cash and cash equivalents-end of period	$28,737	$49,352

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We report our business in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety container board, corrugated products, and specialty paper for industrial and consumer markets. The Distribution segment was acquired June 1, 2015 through the acquisition of Victory Packaging, L.P. and its subsidiaries (“Victory”).  See Note 3, Victory Packaging Acquisition, for further detail.  Victory is a North American distributor of packaging materials.  For more information about our consolidated segments, see Note 12, Segment Information.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation. In accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we recast 2015 and 2014 segment information to conform with the current year presentation. For more information see Note 12, Segment Information.  None of the reclassifications affected our results of operations, financial position, or cash flows.

2.                                      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers”. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. For a public entity, the amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In July 2015, the FASB approved a one-year deferral of the effective date for its new revenue standard for public and nonpublic entities reporting under GAAP. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein.  Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016).  We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial condition, results of operations and disclosures.

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

3.                                      Victory Packaging Acquisition

On June 1, 2015, the Company purchased all of the partnership interests in Victory Packaging, L.P. and its subsidiaries (“Victory”) for $615 million in cash, subject to certain post-closing adjustments.  $40.0 million of the purchase price was placed into escrow to fund certain limited indemnity obligations of Victory. Victory, headquartered in Houston, TX, is a North American distributor of packaging materials.  The Company will also be obligated to pay up to an additional $25.0 million of contingent consideration to the former owners of Victory if certain financial performance criteria are satisfied during the thirty month period following the closing. As of June 30, 2015, the contingent consideration is included in other non-current liabilities on the Company’s Consolidated Balance Sheets at a fair value of $8.4 million.

The acquisition was financed by borrowings under a Second Amended and Restated Credit Agreement dated June 1, 2015 (“Credit Agreement”), which provides for a senior secured credit facility (“the Credit Facility”) in an initial aggregate principal amount of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940.0 million, a Term Loan A-2 in the aggregate amount of $475.0 million, and a $500.0 million revolving credit facility (“Revolver”), which includes an accordion feature that provides for, subject to certain terms and conditions, up to $600.0 million of additional commitments.  A portion of the funds borrowed under the Credit Facility were used to pay $10.6 million of debt issuance costs.  See Note 6, “Short-term Borrowings and Long-term Debt”, for more information on the Credit Agreement and Credit Facility.

The Victory acquisition represented an opportunity to acquire a distributor of packaging products with a strong historical growth track record and meaningful expected synergies with the Company’s paper mills and corrugated products manufacturing plants.

Transaction fees and expenses for the Victory acquisition related to due diligence, advisory and legal services have been expensed as incurred. These costs were $2.6 million for the three and six month periods ended June 30, 2015 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

The Victory acquisition was accounted for in accordance with the provisions of ASC 805, Business Combinations, and the accompanying consolidated financial statements include the results of Victory since June 1, 2015. The Company estimated the fair value of the assets and liabilities of Victory on a preliminary basis at the time of acquisition based on third-party appraisals used to assist in determining the fair market value for acquired tangible and intangible assets and a contingent earnout arrangement.  Changes to these allocations may occur as additional information becomes available. The appraisal process for determining the fair value of the acquired assets included a valuation of the acquired assets with a consideration of the three traditional valuation approaches to fair value: cost, market and income. A cost valuation approach was used for equipment and the income valuation approach was used for intangible assets.

The excess of the purchase price paid at the time of the acquisition over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is preliminary and subject to final review.

Purchase price (net of $0.4 million of cash acquired)	$614,610
Preliminary working capital adjustments (1)	1,954
Cash paid at closing	$616,564
Fair value of contingent consideration	8,400
Total acquisition consideration	$624,964

(1)         Subject to a final post-closing net working capital adjustment within 90 days of the acquisition date.

The following table summarizes the preliminary allocation of the Victory acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Trade accounts receivable	$144,497
Other receivables	4,302
Inventories	90,542
Prepaid expenses and other current assets	1,746
Plant, property and equipment	18,865
Other assets	3,104
Intangible assets	257,700
Accounts payable	(47,795)
Accrued expenses	(6,905)
Accrued compensation costs	(8,778)
Other noncurrent liabilities	(17)
Goodwill	167,703
Total acquisition consideration	$624,964

The acquisition of Victory resulted in the recognition of $167.7 million of goodwill and will be allocated to both the Paper and Packaging and the Distribution segments.  The final assignment of goodwill to the segments has not been completed as of the date of these financial statements.  Goodwill represents expected synergies with the Company’s existing operations by transferring 115,000 tons of corrugated products currently being produced by Victory’s existing suppliers to the Company’s paper mills and corrugated manufacturing plants.  All of the goodwill recognized from the transaction will be deductible for tax purposes.

The following table summarizes the acquired identified intangible assets and their respective fair values and estimated useful lives at the date of acquisition:

	Estimated Useful Life in Years	Fair Value

Customer relationships	14	$210,000
Definite-lived trademarks	10 - 25	33,500
Favorable / unfavorable leases	6	11,200
Non-compete agreements	3 - 5	3,000
Total fair value of intangible assets		$257,700

The customer relationships were valued using the excess earnings method under the income approach.  This method reflects the present value of the projected cash flows that are expected to be generated by the customer relationships, less charges representing the contribution of other assets to those cash flows, and an appropriate discount rate to reflect the time value and risk associated with the cash flows.  The discount rate applied to the customer relationships’ cash flow reflects the risk of the cash flows of the business plus a premium for the risk inherent in intangible assets.  The Company utilized a discount rate of 15.0 percent in the valuation of the customer relationships. The 14 year term for customer relationships reflects the period of time at which the present value of cash flows are expected to approximate 90% of the initial value.

The fair value of the acquired identified intangible assets is amortized on a straight-line basis over the remaining useful life.  The estimated amortization expense for the next five years is as follows:

2015	$11,392
2016	19,528
2017	19,528
2018	19,518
2019	19,409
Thereafter	168,325
Total	$257,700

In conjunction with the Victory acquisition the Company assumed leases for approximately 70 distribution centers located in the United States, Mexico and Canada of which five are with related parties.  The future cash flow payments due under these non-cancellable lease arrangements are as follows:

2015	$10,713
2016	17,598
2017	16,374
2018	12,602
2019	10,789
Thereafter	28,223
Total	$96,299

Included in the lease commitments above are payments due for the five related party leases, as follows:

2015	$1,769
2016	3,777
2017	3,657
2018	2,816
2019	2,816
Thereafter	12,960
Total	$27,795

Since the June 1, 2015 acquisition date, the Company’s consolidated statement of comprehensive income for the three and six months ended June 30, 2015 includes $93.4 million of net sales and $1.7 million of operating income from the operations acquired with the Victory acquisition.

The following unaudited pro forma consolidated results of operations assume that the acquisition of Victory occurred as of January 1, 2014. The unaudited pro forma consolidated results include the accounting effects of the business combination, including the application of the Company’s accounting policies, amortization of intangible assets and depreciation of equipment related to preliminary fair value adjustments, interest expense on acquisition related debt, elimination of intercompany sales and income tax effects of the adjustments.  The pro forma adjustments are directly attributable to the Victory acquisition, factually supportable and are expected to have a continuing impact on the Company’s combined results. Unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Six Months Ended June 30,
	(unaudited)
	2015	2014
Net sales	$1,594,924	$1,595,792
Net income	$59,346	$89,478
Net income per share - diluted	$0.62	$0.92

4.                                      Annual Planned Maintenance Outages

Annual planned maintenance outage costs for the three months ended June 30, 2015 and 2014 totaled $11.1 million and $5.2 million, respectively, and are included in cost of sales.  Outage costs for the three months ended June 30, 2015 included an annual planned maintenance outage at the Company’s paper mill in Roanoke Rapids, North Carolina.  The outage lasted approximately 8 days with a cost of approximately $8.0 million and a 10,400 reduction in tons produced.  In 2014, the planned Roanoke Rapids, North Carolina paper mill outage occurred in October over a similar number of days and cost.

Annual planned maintenance outage costs for the six months ended June 30, 2015 and 2014 totaled $19.7 million and $20.0 million, respectively.

5.                                      Inventories

Inventories consist of the following at June 30, 2015 and December 31, 2014, respectively:

	(unaudited)
	June 30,	December 31,
	2015	2014
Raw materials	$100,151	$99,390
Work in process	3,520	3,634
Finished goods	157,847	63,639
Replacement parts and supplies	77,091	70,026
Inventory at FIFO costs	338,609	236,689
LIFO inventory reserves	456	1,640
Inventories	$339,065	$238,329

As of June 30, 2015, Victory’s finished goods inventories included in the Consolidated Balance Sheets were $87.4 million.

6.                                      Short-term Borrowings and Long-term Debt

Second Amended and Restated Credit Agreement

In conjunction with the Victory acquisition, the Company entered into its amended and restated Credit Agreement. The Credit Agreement, dated June 1, 2015, provides for a senior secured credit facility in an initial aggregate principal amount of $1.915 billion, consisting of a Term Loan A-1in the aggregate amount of $940.0 million, a Term Loan A-2 in the aggregate amount of $475.0 million, and the Revolver consisting of $500.0 million (including a $75.0 million letter of credit sub-facility and a $45.0 million swing line loan sub-facility).  The Credit Facility includes an “accordion” feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Credit Facility, to the extent that it shall maintain a pro forma total leverage ratio equal to or less than 2.50 to 1.00 and otherwise, by up to $600.0 million.  The incremental borrowings from the Credit Agreement, consisting of proceeds from Term Loan A-1, Term Loan A-2, and $115.0 million of borrowings under the Revolver were used to finance the acquisition of Victory and pay certain transaction fees and expenses.

Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”), which initially is 0.30%.

Commencing with the delivery of the unaudited financial statements for the quarter ending September 30, 2015, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.00% to 1.75% for Eurodollar loans and from 0.00% to 0.75% for base rate loans, and the Unused Fee Rate will range from 0.20% to 0.30%. The applicable margins for Term Loan A-2 will range from 1.125% to 1.875% for Eurodollar loans and from 0.125% to 0.875% for base rate loans.

Long-term debt consists of the following at June 30, 2015 and December 31, 2014, respectively:

	(unaudited)
	June 30,	December 31,
	2015	2014
Term loan A-1 under Second Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 1.75% at June 30, 2015	$940,000	$664,125
Term loan A-2 under Second Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 1.875% at June 30, 2015	475,000	231,113
Receivable Credit Facility with interest payable monthly at LIBOR plus 0.75% at June 30, 2015	265,774	167,000
Total long-term debt	1,680,774	1,062,238
Less current portion of debt	(51,750)	—
Less unamortized debt issuance costs	(24,057)	(16,175)
Long-term debt, net of current portion and debt issuance costs	$1,604,967	$1,046,063

Annual principal repayments, paid in quarterly installments, are as follows:

Fiscal year ending:
2015	$25,875
2016	51,750
2017	51,750
2018	51,750
2019	51,750
2020	999,024
2021	4,750
2022	444,125
Total	$1,680,774

The Company incurred approximately $10.6 million of debt issuance costs associated with the Credit Agreement, which are being amortized using the effective interest method.

Short-term Borrowings

As of June 30, 2015, the Company had $15.0 million of short-term borrowings with an interest rate of 1.93 percent under its $500 million Revolver.

As of June 30, 2015, the Company had $466.3 million available for borrowings under the Revolver.

Receivables Credit Facility

In June 2015, the Company entered into Amendment No. 1 to Receivables Purchase Agreement (the “Amendment”) amending its Receivables Purchase Agreement dated as of September 26, 2014 (the “Receivables Purchase Agreement”), which is part of an accounts receivable securitization program (the “Securitization Program”).   The Amendment included the following changes to the Receivable Purchase Agreement:

•                  Victory has been added as an “Originator” under the Receivables Sale Agreement;

•                  the principal amount of  undivided interests in the receivables the financial institutions that are parties to the Receivables Purchase Agreement (the “Purchaser”) are committed to purchase has been increased from up to $175.0 million to up to $275.0 million; and

•                  the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) has been extended from September 26, 2015 to June 8, 2016 (the date by which the Purchasers commitment to purchase receivables will terminate).

Under our Securitization Program, we sell, on an ongoing basis without recourse, certain trade receivables (“Receivables”) to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR.  As of June 30, 2015, $413.9 million of our receivables were sold to KAR.  KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year facility (the “Receivables Credit Facility”) for proceeds up to $275.0 million.  The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

The Company incurred approximately $0.2 million of debt issuance costs associated with the Amendment, which is being amortized using the effective interest method.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of June 30, 2015, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of June 30, 2015, the fair value of the Company’s debt approximates the carrying value of $1.7 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy, which are significant observable inputs including quoted prices for debt of similar terms and maturities.  Our weighted-average cost of borrowings was 1.82 percent and 2.00 percent for the six months ended June 30, 2015 and June 30, 2014, respectively.

Other Borrowing

In 2015 and 2014, the Company entered into short-term financing agreements of $6.6 million and $6.3 million, respectively, at an annual interest rate of 1.70 percent and 1.69 percent, respectively, for its annual property insurance premiums. The 2015 agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 31, 2015.  As of June 30, 2015 and 2014, there was $4.4 million and $2.9 million, respectively, outstanding under these agreements which is included in “Other current borrowings” on the Consolidated Balance Sheets.

7.                                      Income Taxes

The Company’s effective income tax rate for the six months ended June 30, 2015 and 2014 was 35.0 percent and 33.9 percent, respectively.  Our tax rate is affected by recurring items such as state income taxes as well as discrete items that may occur in any given period but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction (which largely offset the impact of state income taxes) had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective income tax rate for both periods.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2011 and 2013.  The Company has open tax years for state income tax filings generally starting in 2011.

8.                                      Net Income per Share

The Company’s basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$34,256	$51,459	$60,356	$83,558
Weighted-average number of common shares for basic net income per share	96,269,619	95,892,033	96,196,889	95,806,181
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,124,212	1,186,789	1,153,586	1,199,319
Unvested restricted stock awards	270,950	340,119	297,191	361,854

Weighted-average number of shares for diluted net income per share	97,664,781	97,418,941	97,647,666	97,367,354

Net income per share - basic	$0.36	$0.54	$0.63	$0.87
Net income per share - diluted	$0.35	$0.53	$0.62	$0.86

Approximately 800,000 and 78,000 of unexercised stock options were outstanding at June 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension benefit recognized for the three and six months ended June 30, 2015 and 2014 for the Company’s defined benefit plan (the “Pension Plan”) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost for benefits earned	$1,215	$2,449	$2,430	$4,898
Interest cost on projected benefit obligations	6,901	7,180	13,801	14,360
Expected return on plan assets	(10,236)	(11,030)	(20,472)	(22,061)
Amortization of net loss	534	—	1,068	—
Amortization of prior service cost	69	100	138	201
Net pension benefit - Company plan	(1,517)	(1,301)	(3,035)	(2,602)
Net pension cost - multi -employer plan	88	81	175	165
Total net pension benefit	$(1,429)	$(1,220)	$(2,860)	$(2,437)

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $0.7 million for the six months ended June 30, 2015 and expects to fund an additional $0.4 million in 2015.

Defined Contribution Plan

We offer a 401(k) Defined Contribution Plan (“Contribution Plan”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended June 30, 2015 and 2014, the Company recognized expense of $5.0 million and $4.0 million, respectively, for the Company contributions to the Contribution Plan.  For the six months ended June 30, 2015 and 2014, the Company recognized expense of $10.0 million and $8.2 million, respectively, for the Company contributions to the Contribution Plan.  The amounts for the three and six month periods ended June 30, 2015 include $0.3 million attributable to Victory.  Effective in 2015, Longview Fibre Paper and Packaging, Inc. (“Longview”) salaried personnel received a 401(k) contribution rather than a cash balance plan contribution.

10.                               Stock-Based Compensation

In March, 2015, the Company’s compensation committee of the board of directors approved stock-based awards to executive officers, certain employees and directors. The 2015 awards consisted of the grant of 555,451 stock options and 181,590 restricted stock units.

In May, 2015, the Company’s compensation committee of the board of directors approved new stock awards for certain employees.  In total, 7,494 stock options and 2,346 restricted stock units were awarded.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation”, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock option compensation expense	$1,272	$674	$3,222	$2,198
Restricted stock unit compensation expense	1,485	637	3,315	2,031
Total stock-based compensation expense	$2,757	$1,311	$6,537	$4,229

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
Unrecognized stock option compensation expense	$5,426	$3,243
Unrecognized restricted stock unit compensation expense	6,180	3,923
Total unrecognized stock-based compensation expense	$11,606	$7,166

As of June 30, 2015, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% upon the earlier of after three years or upon a grantee of such stock options attaining the age 65. The stock options awarded in 2015 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($31.89 for March 2015 awards and $27.44 for May 2015 awards) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the stock options granted in March 2015, May 2015 and March 2014 was $10.08, $8.59 and $10.36, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Six Months Ended June 30,
	2015	2014
Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.08%	39.93%
Expected life (years)	4.90	4.30
Risk-free interest rate	1.35%	1.34%
Expected dividend yield	1.25%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2015	2,759,306	$11.81	6.8	$48,799
Granted	562,945	31.83
Exercised	(85,802)	10.11
Forfeited	(34,353)	23.54
Outstanding at June 30, 2015	3,202,096	$15.28	6.9	$33,156
Exercisable at June 30 2015	1,936,643	$7.26	5.5	$30,855

For the three and six months ended June 30, 2015, cash proceeds from the exercise of stock options totaled $0.3 million and $0.8 million, respectively.  For the three and six months ended June 30, 2014, cash proceeds from the exercise of stock options totaled $0.2 million and $0.4 million, respectively.

Restricted Stock

Restricted stock units are restricted as to transferability until the earlier of their vesting three years from the grant date or a grantee of such restricted stock units attaining the age 65. These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the closing market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2015	588,067	$16.98
Granted	183,936	31.83
Vested	(227,125)	10.94
Forfeited	(16,707)	20.81
Outstanding at June 30, 2015	528,171	$24.71

11.                               Commitments and Contingencies

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

The Company’s subsidiary, Longview, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. At least 40 potentially responsible parties, including Longview, have entered into an Allocation Agreement. Pursuant to the Allocation Agreement, the parties will attempt to determine each party’s portion of the cost to remediate the site. The allocation process in not expected to be completed until 2017. Based on available information provided to the Company to date, the Company cannot reasonably estimate its potential liability.

The Longview union contract expired in June 2014. On June 12, 2015, the union representing the Longview facility provided a “10 Day Notice,” which made it possible for the union to go out on legal strike at any time after June 22, 2015.  To date, the union has not exercised that right and the bargaining process is continuing with the Longview union on their contract.  If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our results of operations.

There have been no material changes in any of our legal proceedings since December 31, 2014.

12.                               Segment Information

Prior to the acquisition of Victory on June 1, 2015, we manufactured and sold packaging products and reported the Company’s consolidated results as one reportable segment. In connection with the acquisition, we began reporting in two reportable segments: Paper and Packaging and Distribution. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

Paper and Packaging: This segment manufactures and sells a wide variety of container board, corrugated products, and specialty paper for industrial and consumer markets.

Distribution: Through Victory, a North American distributor of packaging materials, and its approximately 70 distribution centers located in the United States, Mexico and Canada, the Company provides packaging materials and related products to a wide variety of customers.

Each segment’s profits and losses are measured on operating profits before interest expense and interest income.

	Net Sales				Depreciation		Total Assets at
Three Months Ended June 30, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures	June 30, 2015
Paper and Packaging	$577,857	$788	$578,645	$71,844	$34,187	$30,256	$2,553,708
Distribution (a)	93,398	—	93,398	1,720	1,945	243	527,704
Corporate (b)	—	—	—	(12,155)	864	4,450	223,792
Intersegment eliminations	—	(788)	(788)	—	—	—	—
	$671,255	$—	$671,255	$61,409	$36,996	$34,949	$3,305,204

	Net Sales				Depreciation		Total Assets
Three Months Ended June 30, 2014	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures	at June 30, 2014
Paper and Packaging	$590,449	$—	$590,449	$94,392	$32,937	$37,540	$2,664,290
Distribution (a)	—	—	—	—	—	—	—
Corporate	—	—	—	(9,079)	937	3,716	71,208
Intersegment eliminations	—	—	—	—
	$590,449	$—	$590,449	$85,313	$33,874	$41,256	$2,735,498

	Net Sales				Depreciation
Six Months Ended June 30, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures
Paper and Packaging	$1,124,146	$788	$1,124,934	$130,136	$68,664	$56,506
Distribution (a)	93,398	—	93,398	1,720	1,945	243
Corporate	—	—	—	(23,098)	1,508	6,962
Intersegment eliminations	—	(788)	(788)	—	—	—
	$1,217,544	$—	$1,217,544	$108,758	$72,117	$63,711

	Net Sales				Depreciation
Six Months Ended June 30, 2014	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures
Paper and Packaging	$1,139,401	$—	$1,139,401	$161,842	$64,859	$68,880
Distribution (a)	—	—	—	—	—	—
Corporate	—	—	—	(18,411)	1,724	4,796
Intersegment eliminations	—	—	—	—
	$1,139,401	$—	$1,139,401	$143,431	$66,583	$73,676

(a)              The 2015 results include Victory for the period of June 1 through June 30, 2015

(b)             Goodwill associated with the Victory acquisition is currently included in Corporate and will be allocated between the Paper and Packaging and Distribution segments upon completion of the Company’s analysis to determine the assignment of goodwill.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2015 and 2014

(In thousands)

	Three Months Ended June 30,		Increase/
	2015	2014	(Decrease)

Paper and packaging	$578,645	$590,449	$(11,804)
Distribution	93,398	—	93,398
Intersegment eliminations	(788)	—	(788)
Net sales	$671,255	$590,449	$80,806
Paper and packaging	71,844	94,392	(22,548)
Distribution	1,720	—	1,720
Corporate	(12,155)	(9,079)	(3,076)
Income from operations	$61,409	$85,313	$(23,904)
Foreign exchange gain / (loss)	(53)	125	(178)
Interest expense, net	8,515	7,971	544
Income before taxes	52,841	77,467	(24,626)
Provision for income taxes	18,585	26,008	(7,423)
Net income	$34,256	$51,459	$(17,203)

Consolidated net sales for the quarter ended June 30, 2015 were $671.3 million compared to $590.4 million for the second quarter of 2014, an increase of $80.8 million, or 13.7 percent.  The increase in net sales was driven primarily by the Victory acquisition on June 1, 2015, which accounted for $93.4 million of net sales.

Paper and Packaging segment net sales decreased by $11.8 million to $578.6 for the quarter ended June 30, 2015, due to $6.4 million of lower prices and a less favorable product mix, $3.5 million due to a stronger U.S. dollar compared to the Euro and $1.9 million due to lower volume.  Average mill selling price per ton for the quarter ended June 30, 2015 was $667 compared to $685 for the prior year’s quarter reflecting a stronger U.S. dollar compared to the Euro, lower export containerboard prices and a less favorable product mix partially offset by higher domestic kraft paper prices.

Paper and Packaging segment sales to external customers by product line were as follow:

	Three Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2015	2014	(Decrease)%		2015	2014	(Decrease)%
Containerboard / Corrugated products	$366,578	$373,223	$(6,645)	(1.8)%	442,746	450,525	(7,779)	(1.7)%
Specialty paper	189,504	193,077	(3,573)	(1.9)%	266,911	269,224	(2,313)	(0.9)%
Other	22,563	24,149	(1,586)	(6.6)%	—	—	—	—
Product sold	$578,645	$590,449	$(11,804)	(2.0)%	709,657	719,749	(10,092)	(1.4)%

Tons of product sold for the quarter ended June 30, 2015 was 709,657 tons compared to 719,749 tons for the quarter ended June 30, 2014, a decrease of 10,092 tons, or 1.4 percent, as follows:

•                  Containerboard sales decreased by 13,224 tons to 224,713 tons primarily due to lower domestic containerboard shipments reflecting an 18 percent increase in demand from the Company’s corrugated manufacturing plants.  Corrugated products sales volume increased 5,496 tons or, 2.6 percent.

•                  Specialty paper sales volume decreased by 2,313 tons to 266,911 tons primarily due to lower export kraft paper shipments of 14,061 tons partially offset by higher Roll Pulp and Kraftpak® shipments.

Distribution segment net sales of $93.4 million reflect sales for Victory which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2015 was $470.5 million compared to $392.2 million for the second quarter of 2014, an increase of $78.3 million, or 20.0 percent.  The increase in cost of sales was mainly due to the $72.7 million impact of the Victory acquisition, including $3.9 million of inventory step-up.  Excluding the acquisition, cost of sales increased by $5.6 million, or 1.4 percent, due to $5.6 million of higher planned maintenance outage costs and $3.9 million of inflation, partially offset by $3.1 million of lower severance charges and $0.8 million of favorable other input costs.  Planned maintenance outage costs of approximately $11.1 million and $5.2 million are in cost of sales for the quarters ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2015 totaled $37.0 million compared to $33.9 million for the quarter ended June 30, 2014.  The increase of $3.1 million was primarily due to $1.9 million from the Victory acquisition, including $1.6 million of amortization expense for acquired intangible assets, $1.0 million as the result of higher capital spending and $0.5 million of accelerated depreciation.

Freight and distribution expenses for the quarter ended June 30, 2015 totaled $53.9 million compared to $44.9 million for the quarter ended June 30, 2014. The increase of $9.0 million was primarily due to $8.5 million from the Victory acquisition, $1.7 million due to product and customer mix partially offset by $1.2 million of lower fuel costs.

Selling, general and administrative expenses for the quarter ended June 30, 2015 totaled $48.5 million compared to $34.1 million for the quarter ended June 30, 2014. The increase of $14.4 million, or 42.2 percent, was primarily due to $8.7 million for Victory direct selling and administrative expenses during June.  Excluding the Victory acquisition, selling, general, and administrative expenses increased by $5.7 million due to $2.6 million of acquisition related expenses, $1.4 million of higher stock based compensation expense, $1.0 million of higher compensation and benefit related expenses, $0.4 million of bad debt expense and $0.4 million of higher legal expenses partially offset by $0.4 million of lower Longview integration costs.  For the quarter ended June 30, 2015, selling, general and administrative expenses as a percentage of net sales increased to 7.2 percent from 5.8 percent in the quarter ended June 30, 2014.

Net interest expense for the quarters ended June 30, 2015 and 2014 was $8.5 million and $8.0 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $0.5 million higher in the quarter ended June 30, 2015, primarily due to higher term loan balances associated with the Victory acquisition.

Provision for income taxes for the quarters ended June 30, 2015 and 2014 was $18.6 million and $26.0 million, respectively, reflecting an effective income tax rate of 35.2 percent for the quarter ended June 30, 2015, compared to 33.6 percent for the similar period in 2014. The lower provision for income taxes in 2015 primarily reflects lower pre-tax income of $24.6 million partially offset by a $0.4 million deferred tax adjustment associated with the Victory acquisition.

Comparison of Results of Operations for the Six Months Ended June 30, 2015 and 2014

(In thousands)

	Six Months Ended June 30,		Increase/
	2015	2014	(Decrease)

Paper and packaging	$1,124,934	$1,139,401	$(14,467)
Distribution	93,398	—	93,398
Intersegment eliminations	(788)	—	(788)
Net sales	$1,217,544	$1,139,401	$245,846
Paper and packaging	130,136	161,842	(31,706)
Distribution	1,720	—	1,720
Corporate	(23,098)	(18,411)	(4,687)
Income from operations	$108,758	$143,431	$(34,673)
Foreign exchange gain / (loss)	(938)	101	(1,039)
Interest expense, net	14,928	17,200	(2,272)
Income before taxes	92,892	126,332	(33,440)
Provision for income taxes	32,536	42,774	(10,238)
Net income	$60,356	$83,558	$(23,202)

Consolidated net sales for the six months ended June 30, 2015 were $1,217.5 million compared to $1,139.4 million for the six months of 2014, an increase of $78.1 million, or 6.9 percent.  The increase in net sales was driven primarily by the Victory acquisition, which accounted for $93.4 million of net sales.

Paper and Packaging segment net sales of $1,124.9 million decreased by $14.5 million due to $6.3 million reflecting a stronger U.S. dollar compared to the Euro, $5.5 million due to lower prices and a less favorable product mix, and $2.7 million due to lower volume.  Average mill selling price per ton for the six months ended June 30, 2015 was $675 compared to $685 for the prior period reflecting a stronger U.S. dollar compared to the Euro lower containerboard prices and a less favorable product mix partially offset by higher domestic kraft paper prices.

Paper and Packaging segment sales to external customers by product line were as follow:

	Six Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2015	2014	(Decrease)%		2015	2014	(Decrease)%
Containerboard / Corrugated products	$710,886	$709,468	$1,418	0.2%	856,074	856,442	(368)	(0.0)%
Specialty paper	368,707	382,086	(13,379)	(3.5)%	514,637	536,674	(22,037)	(4.1)%
Other	45,341	47,847	(2,506)	(5.2)%	—	—	—	—
Product sold	$1,124,934	$1,139,401	$(14,467)	(1.3)%	1,370,711	1,393,116	(22,405)	(1.6)%

Tons of product sold for the six months ended June 30, 2015 was 1,370,711 tons compared to1,393,116 tons for the six months ended June 30, 2014, a decrease of 22,405 tons, or 1.6 percent, as follows:

•                  Containerboard tons sold decreased by 13,298 tons primarily due to lower domestic shipments reflecting higher demand from the Company’s corrugated products manufacturing plants.  Corrugated products sales volumes increased by 12,931 tons or 3.1 percent (or approximately 4 percent on a MSF basis) compared to 2014.

•                  Specialty paper sales volume decreased by 22,037 tons to 514,637 tons primarily due to lower kraft paper export shipments of 22,513 tons, or 30 percent. 2014 volumes were higher as customers ordered ahead of an announced $50 per ton kraft paper price increase.

Distribution segment net sales of $93.4 million reflect sales for Victory which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2015 was $852.7 million compared to $775.5 million for the six months of 2014, an increase of $77.2 million, or 10.0 percent.  The increase in cost of sales was mainly due to the $72.7 million impact of the Victory acquisition, including $3.9 million of inventory step-up.  Excluding the acquisition, cost of sales increased by $4.5 million due to $7.0 million of inflation, $3.7 million of lower productivity partially offset by $4.1 million due to lower sales volume and $2.4 million of lower severance charges.  Planned maintenance outage costs of approximately $19.7 million and $20.0 million were included in cost of sales for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense for the six months ended June 30, 2015 totaled $72.1 million compared to $66.6 million for the six months ended June 30, 2014.  The increase of $5.5 million was primarily due to $1.9 million from the Victory acquisition, including $1.6 million of amortization expense for acquired intangible assets, $2.4 million as the result of higher capital spending and $1.2 million of accelerated depreciation due to various paper machine upgrades.

Freight and distribution expenses for the six months ended June 30, 2015 totaled $97.3 million compared to $85.7 million for the six months ended June 30, 2014. The increase of $11.6 million was primarily due to $8.5 million from the Victory acquisition and $4.7 million due to product and customer mix, which was partially offset by $2.4 million of lower fuel costs.

Selling, general and administrative expenses for the six months ended June 30, 2015 totaled $86.7 million compared to $68.3 million for the six months ended June 30, 2014. The increase of $18.4 million, or 26.7 percent, includes $8.7 million for Victory direct selling and administrative expenses during June.  Excluding the Victory acquisition, selling, general, and administrative expenses increased by $9.7 million due to $3.5 million of higher compensation and benefit related expenses, $2.3 million of higher stock based compensation expense, $2.6 million of Victory acquisition expenses, $0.9 million of higher legal expenses, and $0.4 million bad debt expense, partially offset by $1.0 million of lower Longview integration expenses.  For the six months ended June 30, 2015, selling, general and administrative expenses as a percentage of net sales increased to 7.1 percent from 6.0 percent in the six months ended June 30, 2014.

Net interest expense for the six months ended June 30, 2015 and 2014 was $14.9 million and $17.2 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $2.3 million lower in the six months ended June 30, 2015, primarily due to lower borrowings under the term loans for the first five months of 2015 and lower interest rates on the term loans and the Receivables Credit Facility.

Provision for income taxes for the six months ended June 30, 2015 and 2014 was $32.5 million and $42.8 million, respectively, reflecting an effective income tax rate of 35.0 percent for the six months ended June 30, 2015, compared to 33.9 percent for the similar period in 2014. The lower provision for income taxes in 2015 primarily reflects lower pre-tax income of $33.4 million.

Liquidity and Capital Resources

Acquisition

On June 1, 2015, the Company purchased all of the partnership interests in Victory for $615 million in cash, subject to certain post-closing adjustments.  The Company will also be obligated to pay up to an additional $25.0 million of contingent consideration to the former owners of Victory if certain performance criteria are satisfied during the thirty months following the closing. As of June 30, 2015, the contingent consideration is included in other non-current liabilities on the Company’s Consolidated Balance Sheets at a fair value of $8.4 million.

Credit Facility

In conjunction with the Victory acquisition, the Company entered into an amended Credit Agreement, which provides for a senior secured credit facility in an initial aggregate principal amount of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940.0 million, a Term Loan A-2 in the aggregate amount of $475.0 million, and the Revolver consisting of $500.0 million (including a $75.0 million letter of credit sub-facility and a $45.0 million swing line loan sub-facility).  The Credit Facility also includes an “accordion” feature that allows the Company, subject to certain terms and conditions, to increase the commitments under the Credit Facility to the extent that is shall maintain a pro forma total leverage ratio equal to or less than 2.5 to 1.00 and otherwise by up to $600.0 million.  The incremental borrowings from the Credit Agreement, consisting of proceeds from Term Loan A-1, Term Loan A-2, and $115.0 million of borrowings under the Revolver were used to finance the Company’s acquisition of Victory and pay certain transaction fees and expenses.

Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”), which initially is 0.30%.

Commencing with the delivery of the financial statements for the quarter ending September 30, 2015, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.00% to 1.75% for Eurodollar loans and from 0.00% to 0.75% for base rate loans, and the Unused Fee Rate will range from 0.20% to 0.30%. The applicable margins for Term Loan A-2 will range from 1.125% to 1.875% for Eurodollar loans and from 0.125% to 0.875% for base rate loans.

Annual principal repayments, paid in quarterly installments, are as follows:

Fiscal year ending:
2015	$25,875
2016	51,750
2017	51,750
2018	51,750
2019	51,750
2020	999,024
2021	4,750
2022	444,125
Total	$1,680,774

As of June 30, 2015, the Company had $466.3 million available for borrowings under the Revolver.

Receivables Credit Facility

In June 2015, the Company entered into the Amendment to its Receivables Purchase Agreement.   The Amendment included the following changes to the Receivable Purchase Agreement:

•                  Victory has been added as an “Originator” under the Receivables Sale Agreement;

•                  the principal amount of undivided interests in the receivables the financial institutions that are parties to the Receivables Purchase Agreement (the “Purchasers”) are committed to purchase has been increased from up to $175.0 million to up to $275.0 million; and

•                  the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) has been extended from September 26, 2015 to June 8, 2016 (the date by which the Purchasers commitment to purchase receivables will terminate).

As of June 30, 2015, the Company had $265.8 million of outstanding borrowings under its $275 million Receivables Credit Facility at an interest rate of 0.9 percent.

Other Borrowing

In January 2015, the Company entered into a short-term financing agreement of $6.6 million at an annual interest rate of 1.70 percent for its annual property insurance premiums. The agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 1, 2015. As of June 30, 2015, there was $4.4 million outstanding under the current agreement.

Debt Covenants

The Company must comply on a quarterly basis with the financial covenants of its Credit Agreement, including a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt net of available cash by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On June 30, 2015, the maximum permitted leverage ratio was 4.50 to 1.00. On June 30, 2015, the Company was in compliance with a leverage ratio of 3.4 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended June 30, 2015, the interest coverage ratio was required to be at least 3.00 to 1.00. On June 30, 2015, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 15.8 to 1.00.

As of June 30, 2015, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2015, is projected to be 34.6 percent. The cash tax rate for 2015 is projected to be 35.0 percent.

Sources and Uses of Cash

Six months ended June 30 (in thousands)	2015	2014	Incr / (Dcr)
Operating activities	$72,587	$108,654	$(36,067)
Investing activities	(680,275)	(73,676)	(606,599)
Financing activities	607,958	1,407	606,551
Total change in cash and cash equivalents	$270	$36,385	$(36,115)

Cash and cash equivalents increased by $0.3 million from December 31, 2014, reflecting $72.6 million of net cash provided by operating activities, $608.3 million of net cash used in investing activities, and $608.0 million of net cash provided by financing activities in the first six months of 2015.

Net cash provided by operating activities was $72.6 million, comprised primarily of net income for the first six months of $60.4 million and non-cash charges of $77.4 million.  Changes in operating assets and liabilities used $65.2 million of cash. Net cash provided by operating activities decreased by $36.1 million in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, mainly due to a $23.2 million decrease in net income and an $22.8 million increase in cash used for working capital, partially offset by higher non-cash charges of $9.9 million.  The increase in cash used for working capital in the six months ended June 30, 2015 is primarily due to higher trade accounts receivables and inventories balances.

Net cash used in investing activities includes $616.6 million for the Victory acquisition and $63.7 million for capital expenditures.  Net cash used in investing activities increased by $606.6 million in the six months ended June 30, 2015 compared to the first six months of 2014, primarily due to the Victory acquisition, partially offset by $10.0 million of lower capital spending.

Net cash provided by financing activities was $608.0 million, reflecting $519.8 million of additional borrowings under the Credit Agreement, $98.8 million of net borrowings under the Receivables Credit Facility,  $15.0 million of net short-term borrowings under the Revolver, and $4.4 million of net proceeds from other current borrowings for our annual property insurance premiums partially offset by $19.5 million of dividend payments and $10.8 million of debt issuance costs for the Credit Agreement.  Net cash provided by financing activities increased by $606.6 million in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to net borrowings, partially offset by the cash dividend payment.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2015 cash needs.  The cash needs consist of $41.4 million of principal and interest on our term loans under the Credit Facility and amounts outstanding under the Receivable Credit Facility, $19.5 million of cash dividend payments (subject to approval by our board of directors), funding an additional $0.4 million contribution to our Pension Plan and any additional working capital needs.  In addition, capital expenditures for the full year are estimated at $135.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified conditions, we may have the ability to put in place and borrow under our $600.0 million accordion provision of our Revolver.  As of June 30, 2015, we have $466.3 million available for borrowings under our Revolver.

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

Under our Credit Agreement, at June 30, 2015 we have an outstanding Credit Facility consisting of two term loans totaling approximately $1.4 billion outstanding and the Revolver that provides for borrowing of up to $500 million.  Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to the Unused Fee Rate.

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.0% to 1.75% for Eurodollar loans and from 0.0% to 0.75% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.30%. The applicable margins for Term Loan A-2 ranges from 1.125% to 1.875% for Eurodollar loans and from 0.125% to 0.875% for base rate loans.  At June 30, 2015 the weighted average interest rate of the term loans was 1.98 percent.

Under our Receivables Credit Facility, at June 30, 2015 we have $265.8 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests shall accrue yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin.  At June 30, 2015 the interest rate on outstanding amounts under the Receivables Credit Facility was 0.9 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $16.9 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2015. No such contracts were outstanding at June 30, 2015.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2014.

ITEM 1A.

RISK FACTORS

With the exception of the following update to the risk factors relating to the Victory acquisition, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2014 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the Victory Packaging acquisition may not be realized.

We acquired Victory Packaging with the expectation that the acquisition of Victory Packaging would result in various benefits including, among others, enhanced revenues and cash flows, an additional distribution channel for the Company’s converting facilities and corrugated box products and increased mill vertical integration.  In addition, we expect the acquisition of Victory Packaging to allow the Company to allocate more linerboard production to converting operations and reduce exposure to the relatively lower price export sales of linerboard, expand and optimize our linerboard and medium production capabilities, strengthen the company’s design and packaging capabilities, enhance our logistics and vendor managed inventory experience and expand our converting and corrugated box presence nationally. The acquisition presents challenges to management, including the integration of operations, information systems, properties and personnel of Victory Packaging and our existing operations. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including, but not limited to, whether we can retain the Victory Packaging management team and integrate our business and the Victory Packaging business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.

If we fail to extend or renegotiate the collective bargaining agreements as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

The Longview union contract expired in June 2014. On June 12, 2015, the union representing the Longview facility provided a “10 Day Notice,” which made it possible for the union to go out on legal strike at any time after June 22, 2015.  To date, the union has not exercised that right and the bargaining process is continuing with the Longview union on their contract.  If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our results of operations.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.3

Equity Purchase Agreement, dated as of May 4, 2015, by and among KapStone Kraft Paper Corporation, KapStone Charleston Kraft, LLC, VP Holdco, Inc. and Victory Packaging Management, LLC. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 4, 2015.

10.14

Second Amended and Restated Credit Agreement, dated as of June 1, 2015, by and among KapStone Kraft Paper Corporation, as Borrower, KapStone Paper and Packaging Corporation (“the Company”), and certain subsidiaries of Borrower from time to time party thereto, as Guarantors, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C issuer and Barclays Bank PLC and Wells Fargo Bank, National Association as co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2015.

10.15

Amendment No. 1 to Receivables Purchase Agreement, dated as of June 10, 2015, by and among the Company, as Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2015.

10.16

Amendment No. 1 to Receivables Sale Agreement, dated as of June 10, 2015, by and among the Company, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2015.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

July 29, 2015	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer
(duly authorized officer and principal financial
officer)