Form 10-Q
period 2015-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2015-10-28
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were 96,314,983 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 22, 2015.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,767	$28,467
Trade accounts receivable (Includes $379,683 at September 30, 2015, and $225,577 at December 31, 2014, associated with the securitization facility)	395,549	228,740
Other receivables	18,694	12,833
Inventories	334,256	238,329
Prepaid expenses and other current assets	18,152	7,172
Total current assets	774,418	515,541
Plant, property and equipment, net	1,406,446	1,386,670
Other assets	13,209	10,135
Intangible assets, net	351,270	110,077
Goodwill	704,592	533,851
Total assets	$3,249,935	$2,556,274
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,000	$—
Other current borrowings	2,214	—
Dividend payable	9,828	9,911
Accounts payable	191,213	149,600
Accrued expenses	64,432	48,340
Accrued compensation costs	72,181	62,491
Accrued income taxes	—	6,477
Deferred income taxes	1,396	1,990
Total current liabilities	343,264	278,809
Other liabilities:
Long-term debt (Includes $261,512 at September 30, 2015, and $167,000 at December 31, 2014, associated with the securitization facility)	1,589,670	1,046,063
Pension and postretirement benefits	23,444	32,800
Deferred income taxes	420,446	412,293
Other liabilities	20,025	8,182
Total other liabilities	2,053,585	1,499,338
Commitments and contingencies
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,314,983 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2015 and 96,046,554 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2014	10	10
Additional paid-in-capital	264,306	255,505
Retained earnings	640,149	574,601
Accumulated other comprehensive loss	(51,379)	(51,989)
Total stockholders’ equity	853,086	778,127
Total liabilities and stockholders’ equity	$3,249,935	$2,556,274

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net sales	$807,563	$598,106	$2,025,107	$1,737,507
Cost of sales, excluding depreciation and amortization	569,267	388,641	1,421,943	1,164,134
Depreciation and amortization	42,500	34,997	114,617	101,580
Freight and distribution expenses	70,623	46,173	167,941	131,829
Selling, general, and administrative expenses	63,577	34,133	150,252	102,371
Operating income	61,596	94,162	170,354	237,593

Foreign exchange loss	766	960	1,704	859
Loss on debt extinguishment	628	2,963	628	2,963
Interest expense, net	9,528	8,099	24,456	25,299
Income before provision for income taxes	50,674	82,140	143,566	208,472
Provision for income taxes	16,468	27,886	49,004	70,660
Net income	$34,206	$54,254	$94,562	$137,812
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization of prior service costs	12	31	36	93
Amortization of net (gain) / loss	192	(2)	574	(5)
Other comprehensive income, net of tax	204	29	610	88
Total comprehensive income	$34,410	$54,283	$95,172	$137,900

Weighted average number of shares outstanding:
Basic	96,310,998	95,958,877	96,235,404	95,857,079
Diluted	97,629,641	97,515,901	97,631,247	97,416,869
Net income per share:
Basic	$0.36	$0.57	$0.98	$1.44
Diluted	$0.35	$0.56	$0.97	$1.41
Dividends declared per common share	$0.10	$—	$0.30	$—

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$94,562	$137,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,617	101,580
Stock-based compensation expense	8,122	5,630
Pension and postretirement	(8,379)	(9,939)
Excess tax benefit from stock-based compensation	(1,518)	(2,960)
Amortization of debt issuance costs	4,364	4,415
Loss on debt extinguishment	628	2,963
Loss on disposal of fixed assets	5	1,203
Deferred income taxes	6,441	(1,059)
Changes in assets and liabilities:
Trade accounts receivable, net	(27,022)	(24,269)
Other receivables	2,744	999
Inventories	(5,639)	(17,222)
Prepaid expenses and other current assets	(2,595)	(2,462)
Other assets	(153)	(716)
Accounts payable	(11,005)	(3,510)
Accrued expenses and other liabilities	8,398	9,227
Accrued compensation costs	912	4,057
Accrued income taxes	(7,834)	300
Net cash provided by operating activities	176,648	206,049

Investing activities
Victory acquisition, net of cash acquired	(617,046)	—
Capital expenditures	(94,895)	(112,367)
Net cash used in investing activities	(711,941)	(112,367)

Financing activities
Proceeds from revolving credit facility	268,200	97,900
Repayments on revolving credit facility	(266,200)	(97,900)
Proceeds from receivables credit facility	112,961	175,000
Repayments on receivables credit facility	(18,449)	—
Proceeds from long-term debt	519,763	—
Repayments on long-term debt	(64,688)	(178,525)
Payment of loan amendment and debt issuance costs	(10,790)	(1,081)
Proceeds from other current borrowings	6,615	6,300
Repayments on other current borrowings	(4,401)	(5,138)
Cash dividends paid	(29,098)	—
Payment of withholding taxes on stock awards	(2,460)	(1,755)
Proceeds from exercises of stock options	778	639
Proceeds from shares issued to ESPP	844	600
Excess tax benefit from stock-based compensation	1,518	2,960
Net cash provided by (used in) financing activities	514,593	(1,000)

Net increase (decrease) in cash and cash equivalents	(20,700)	92,682
Cash and cash equivalents-beginning of period	28,467	12,967
Cash and cash equivalents-end of period	$7,767	$105,649

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety container board, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment was established June 1, 2015 through the acquisition of Victory Packaging, L.P. and its subsidiaries (“Victory”), a North American distributor of packaging materials.  See Note 3, Victory Packaging Acquisition, for further detail. For more information about our segments, see Note 12, Segment Information.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.

In August 2015, the FASB issued an ASU 2015-15, “Interest — Imputation of Interest” which relates to the presentation of debt issuance costs. This standard clarifies the guidance set forth in FASB ASU 2015-03, which required that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The new pronouncement clarifies that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The Company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively.  Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date.  The ASU is effective for public business entities for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or cash flows.

3.                                      Victory Packaging Acquisition

On June 1, 2015, the Company purchased all of the partnership interests in Victory Packaging, L.P. and its subsidiaries (“Victory”) for $615 million in cash and $2.0 million for working capital adjustments.  $40.0 million of the purchase price was placed into escrow to fund certain limited indemnity obligations of Victory. Victory, headquartered in Houston, TX, is a North American distributor of packaging materials.

The Company will also be obligated to pay up to an additional $25.0 million of contingent consideration in cash to the former owners of Victory if certain financial performance criteria are satisfied during the thirty month period following the closing. The Company used a present value analysis to determine the fair value of the contingent consideration of $11.7 million as of September 30, 2015, which included an increase of $1.2 million during the third quarter due to revised Company estimates. The contingent consideration is included in other non-current liabilities on the Company’s Consolidated Balance Sheets and its fair value is a categorized as Level 3 within the fair value hierarchy. This analysis considers, among other items, the financial forecasts of future operating results of Victory, the probability of reaching the forecast, and the associated discount rate.

In the quarter ended September 30, 2015, the Company paid an additional $0.5 million related to post-closing working capital adjustments.  The total acquisition consideration is $617.0 million, net of cash acquired (excluding any future contingent consideration that may be payable). The purchase price allocation is preliminary and subject to final review.

Purchase price	$615,000
Working capital adjustments	2,046
Cash paid	$617,046
Fair value of contingent consideration	9,600
Total acquisition consideration	$626,646

The following table summarizes the preliminary allocation of the Victory acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition, as well as adjustments made during quarter ended September 30, 2015 (referred to as “measurement period adjustments”):

	Amounts		Amounts
	Recognized at	Mesurement	Recognized as of
	Acquisition	Period	Acquisition Date
	Date (1)	Adjustments (2)	(as Adjusted)
Trade accounts receivable	$144,497	$(408)	$144,089
Other receivables	4,302		4,302
Inventories	90,542	(254)	90,288
Prepaid expenses and other current assets	1,746	2,897	4,643
Plant, property and equipment	18,865	(794)	18,071
Other assets	3,104		3,104
Intangible assets	257,700	100	257,800
Accounts payable	(47,795)		(47,795)
Accrued expenses	(6,905)	(2,897)	(9,802)
Accrued compensation costs	(8,778)		(8,778)
Other noncurrent liabilities	(17)		(17)
Goodwill	167,703	3,038	170,741
Total acquisition consideration	$624,964	$1,682	$626,646

(1) Preliminary allocation of Victory acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition.

(2) The measurement period adjustments include the following:

• Property, plant and equipment were adjusted downward by $0.8 million as accounting policies were aligned accross the Company.

• Trade accounts receivable and inventory were adjusted by $0.4 million and $0.3 million, respectively, resulting from minor adjustment to management estimates.

• Certain liability amounts have been reclassified to conform to current presentation.

Transaction fees and expenses for the Victory acquisition related to due diligence, advisory and legal services have been expensed as incurred. These expenses were $1.9 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2015 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Since the June 1, 2015 acquisition date, the Company’s consolidated statement of comprehensive income for the nine months ended September 30, 2015 includes $341.5 million of net sales and $12.9 million of operating income from the Victory operations.

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

	Nine Months Ended September 30,
	(unaudited)
	2015	2014
Net sales	$2,402,487	$2,446,555
Net income	$93,642	$147,560
Net income per share - diluted	$0.96	$1.51

4.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended September 30, 2015 and 2014 totaled $4.4 million and $5.2 million, respectively, and are included in cost of sales.  As a result of the 2015 outage, production tons were reduced by 2,400 tons.

Planned maintenance outage costs for the nine months ended September 30, 2015 and 2014 totaled $24.1 million and $25.1 million, respectively.  As a result of these outages, production tons were reduced by 14,800 tons and 19,700 tons, respectively.  Outage costs for the nine months ended September 30, 2015 included an annual planned maintenance outage at the Company’s paper mill in Roanoke Rapids, North Carolina in April 2015.  The outage lasted approximately 8 days with a cost of approximately $8.0 million and a 10,400 reduction in tons produced.  In 2014, the Roanoke Rapids, North Carolina paper mill planned outage occurred in October over a similar number of days and at a similar cost.

5.                                      Inventories

Inventories consist of the following at September 30, 2015 and December 31, 2014, respectively:

	(unaudited)
	September 30,	December 31,
	2015	2014
Raw materials	$104,886	$99,390
Work in process	4,645	3,634
Finished goods	147,800	63,639
Replacement parts and supplies	77,035	70,026
Inventory at FIFO costs	334,366	236,689
LIFO inventory reserves	(110)	1,640
Inventories	$334,256	$238,329

As of September 30, 2015, finished goods inventory included $81.2 million related to Victory.

6.                                      Short-term Borrowings and Long-term Debt

Long-term debt consists of the following at September 30, 2015 and December 31, 2014, respectively:

	(unaudited)
	September 30,	December 31,
	2015	2014
Term loan A-1 under Second Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 1.75% at September 30, 2015	$881,250	$664,125
Term loan A-2 under Second Amended and Restated Credit Agreement with interest payable monthly at LIBOR plus 1.875% at September 30, 2015	469,063	231,113
Receivable Credit Facility with interest payable monthly at LIBOR plus 0.75% at September 30, 2015	261,512	167,000
Total long-term debt	1,611,825	1,062,238
Less unamortized debt issuance costs	(22,155)	(16,175)
Long-term debt, net of current portion and debt issuance costs	$1,589,670	$1,046,063

KapStone and certain of our subsidiaries are parties to a Second Amended and Restated Credit Agreement dated June 1, 2015 (the “Credit Agreement”), which provided for a senior secured credit facility (the “Credit Facility”) of $1.95 billion, consisting of a Term Loan A-1 in the aggregate amount of $940 million and a Term Loan A-2 in the aggregate amount of $475 million and a $500 million revolving credit facility (the “Revolver”), which includes an accordion feature that provides for, subject to certain significant conditions, up to $600 million of additional commitments.

Annual principal repayments under the Credit Facility, paid in quarterly installments, are as follows:

Fiscal year ending:
2015	$—
2016	12,937
2017	51,750
2018	51,750
2019	51,750
2020	994,762
2021	4,750
2022	444,126
Total	$1,611,825

In 2015, the Company incurred approximately $10.6 million of debt issuance costs associated with the Credit Agreement, which are being amortized using the effective interest method.

In September 2015, the Company made a voluntary prepayment on its term loans under the Credit Facility of $51.8 million and as a result, $0.6 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Short-term Borrowings

As of September 30, 2015, the Company had $2.0 million of short-term borrowings with a base interest rate of 4.0 percent under the Revolver and $479.8 million available for additional borrowings.

Receivables Credit Facility

Under our Securitization Program, we sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR.  As of September 30, 2015, $379.7 million of our receivables were sold to KAR.  KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year facility (the “Receivables Credit Facility”) for proceeds of $261.5 million under a $275 million facility.  The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

In connection with the Victory acquisition, in June 2015 the Company amended its Securitization Program.  The Company incurred approximately $0.2 million of debt issuance costs associated with the amendment, which is being amortized using the effective interest method.

In 2014, we used proceeds from the Receivables Credit Facility to prepay $175.0 million of the term loans under our Credit Facility and, as a result, $3.0 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of September 30, 2015, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of September 30, 2015, the fair value of the Company’s debt approximates the carrying value of $1.6 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy, which are significant observable inputs including quoted prices for debt of similar terms and maturities.  Our weighted-average cost of borrowings was 1.82 percent and 2.00 percent for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Other Borrowing

In 2015 and 2014, the Company entered into short-term financing agreements of $6.6 million and $6.3 million, respectively, at an annual interest rate of 1.70 percent and 1.69 percent, respectively, for its annual property insurance premiums. The 2015 agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 31, 2015.  As of September 30, 2015 and 2014, there was $2.2 million and $1.2 million, respectively, outstanding under these agreements which is included in “Other current borrowings” on the Consolidated Balance Sheets.

7.                                      Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2015 was 32.5 percent and 34.1 percent, respectively, compared to 33.9 percent for both the three and nine months ended September 30, 2014.  Our tax rate is affected by recurring items such as state income taxes, as well as discrete items that may occur in any given period, but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective income tax rate for both periods.

The 2015 third quarter provision for income taxes includes a net $1.1 million favorable discrete adjustment, mainly due to tax legislation enacted during the quarter. The nine months ended September 30, 2015 includes $0.7 million in net favorable discrete adjustments, mainly relating to tax legislation and the Victory Packaging acquisition. The 2014 third quarter provision for income taxes includes a $0.5 million favorable discrete adjustment and the nine months ended September 30, 2014 includes $1.3 million of net favorable discrete adjustments from the resolution of tax audits, the effects from tax legislation and a favorable tax return filing adjustment.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2013 and 2014.  The Company has open tax years for state income tax filings generally starting in 2011.

8.                                      Net Income per Share

The Company’s basic and diluted net income per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$34,206	$54,254	$94,562	$137,812
Weighted-average number of common shares for basic net income per share	96,310,998	95,958,877	96,235,404	95,857,079
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,030,234	1,196,617	1,112,767	1,198,418
Unvested restricted stock awards	288,409	360,407	283,076	361,372

Weighted-average number of shares for diluted net income per share	97,629,641	97,515,901	97,631,247	97,416,869

Net income per share - basic	$0.36	$0.57	$0.98	$1.44
Net income per share - diluted	$0.35	$0.56	$0.97	$1.41

Approximately 900,000 and 42,000 of unexercised stock options were outstanding at September 30, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension benefit recognized for the three and nine months ended September 30, 2015 and 2014 for the Company’s defined benefit plan (the “Pension Plan”) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost for benefits earned	$1,215	$2,448	$3,645	$7,346
Interest cost on projected benefit obligations	6,900	7,180	20,701	21,540
Expected return on plan assets	(10,236)	(11,030)	(30,708)	(33,091)
Amortization of net loss	533	—	1,601	—
Amortization of prior service cost	69	101	207	302
Net pension benefit - Company plan	(1,519)	(1,301)	(4,554)	(3,903)
Net pension cost - multi -employer plan	77	82	252	247
Total net pension benefit	$(1,442)	$(1,219)	$(4,302)	$(3,656)

KapStone funds the Pension Plan according to IRS funding requirements. Based on those requirements, KapStone funded $1.1 million for the nine months ended September 30, 2015. No additional funding is required for the balance of 2015.

Defined Contribution Plan

We offer a 401(k) Defined Contribution Plan (“Contribution Plan”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended September 30, 2015 and 2014, the Company recognized expense of $5.5 million and $3.6 million, respectively, for the Company contributions to the Contribution Plan.  For the nine months ended September 30, 2015 and 2014, the Company recognized expense of $15.5 million and $11.8 million, respectively, for the Company contributions to the Contribution Plan.  The amounts for the three and nine month periods ended September 30, 2015 include $0.5 million and $0.8 million attributable to Victory, respectively.  Effective in 2015, Longview Fibre Paper and Packaging, Inc. (“Longview”) salaried personnel received a 401(k) contribution, under the Contribution Plan, rather than a cash balance plan contribution which was included in net pension benefit for the three and nine months ended September 30, 2014.

10.                               Stock-Based Compensation

In March, 2015, the Company’s compensation committee of the board of directors approved stock-based awards to executive officers, certain employees and directors. In total, 555,451 stock options and 181,590 restricted stock units were awarded.

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

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock option compensation expense	$826	$740	$4,048	$2,938
Restricted stock unit compensation expense	759	661	4,074	2,692
Total stock-based compensation expense	$1,585	$1,401	$8,122	$5,630

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
Unrecognized stock option compensation expense	$4,531	$3,243
Unrecognized restricted stock unit compensation expense	5,347	3,923
Total unrecognized stock-based compensation expense	$9,878	$7,166

As of September 30, 2015, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% upon the earlier of after three years or upon a grantee of such stock options attaining the age 65. The stock options awarded in 2015 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events, such as termination with cause. The exercise price of these stock options is based on the closing market price of our common stock on the date of grant ($31.89 for March 2015 awards and $27.44 for May 2015 awards) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the stock options granted in May 2015, March 2015 and March 2014 was $8.59, $10.08 and $10.36, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Nine Months Ended September 30,
	2015	2014
Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	39.08%	39.93%
Expected life (years)	4.90	4.30
Risk-free interest rate	1.35%	1.34%
Expected dividend yield	1.25%	—%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2015	2,759,306	$11.81	6.8	$48,799
Granted	562,945	31.83
Exercised	(85,802)	10.11
Forfeited	(41,532)	24.38
Outstanding at September 30, 2015	3,194,917	$15.24	6.6	$18,834
Exercisable at September 30 2015	1,964,951	$7.46	5.3	$18,200

There were no options exercised in the three months ended September 30, 2015.  For the nine months ended September 30, 2015, cash proceeds from the exercise of stock options totaled $0.8 million.  For the three and nine months ended September 30, 2014, cash proceeds from the exercise of stock options totaled $0.2 million and $0.6 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant Date
	Units	Fair Value
Outstanding at January 1, 2015	588,067	$16.98
Granted	183,936	31.83
Vested	(228,825)	10.94
Forfeited	(19,491)	21.61
Outstanding at September 30, 2015	523,687	$24.75

11.                               Commitments and Contingencies

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

Environment Claim

The Company’s subsidiary, Longview, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3 percent) for the selected remedy are $342 million. At least 40 potentially responsible parties, including Longview, have entered into an Allocation Agreement. Pursuant to the Allocation Agreement, the parties will attempt to determine each party’s portion of the cost to remediate the site. The allocation process in not expected to be completed until 2017. Based on available information provided to the Company to date, the Company cannot reasonably estimate its potential liability with respect to the site.

Longview Union Contract Status and Work Stoppage

The union contract covering approximately 760 employees at the Longview paper mill expired in June 2014.  From July 2014 through early June 2015 the Company negotiated a new contract with the union, but could not agree on terms.  On June 12, 2015, the union provided a “10 Day Notice,” which made it possible for union employees to go out on legal strike at any time after June 22, 2015.

On August 27, 2015, KapStone received a notice of a work stoppage at the Longview mill from the union.  The work stoppage lasted 12 days with a production loss of approximately 29,000 tons.  During the 12 day work stoppage, the Company performed certain maintenance work and thereafter commenced operating certain paper machines prior to the union workers return to work.  There has been no additional work stoppage since September 7, 2015.

The Longview mill continues to operate without an agreement with the union.

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

Paper and Packaging:  This segment manufactures and sells a wide variety of container board, corrugated products and specialty paper for industrial and consumer markets.

Distribution: Through Victory, a North American distributor of packaging materials, and its approximately 70 distribution centers located in the United States, Mexico and Canada, the Company provides packaging materials and related products to a wide variety of customers.

Each segment’s profits and losses are measured on operating profits before foreign exchange gains / (losses), net interest expense and income taxes.

	Net Sales				Depreciation		Total assets
Three Months Ended September 30, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures	at September 30, 2015
Paper and Packaging (a)	$559,435	$7,628	$567,063	$60,185	$36,059	$25,448	$2,524,562
Distribution	248,128	—	248,128	11,139	5,522	1,283	683,555
Corporate	—	—	—	(9,728)	919	4,453	41,818
Intersegment eliminations	—	(7,628)	(7,628)	—	—	—	—
	$807,563	$—	$807,563	$61,596	$42,500	$31,184	$3,249,935

	Net Sales				Depreciation		Total assets
Three Months Ended September 30, 2014	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures	at September 30, 2014
Paper and Packaging	$598,106	$—	$598,106	$102,291	$34,244	$38,179	$2,669,499
Distribution (a)	—	—	—	—	—	—	—
Corporate	—	—	—	(8,129)	753	512	126,748
Intersegment eliminations	—	—	—	—	—	—
	$598,106	$—	$598,106	$94,162	$34,997	$38,691	$2,796,247

	Net Sales				Depreciation
Nine Months Ended September 30, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures
Paper and Packaging	$1,683,581	$8,416	$1,691,997	$190,321	$104,723	$81,954
Distribution (a)	341,526	—	341,526	12,859	7,467	1,526
Corporate	—	—	—	(32,826)	2,427	11,415
Intersegment eliminations	—	(8,416)	(8,416)	—	—	—
	$2,025,107	$—	$2,025,107	$170,354	$114,617	$94,895

	Net Sales				Depreciation
Nine Months Ended September 30, 2014	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures
Paper and Packaging	$1,737,507	$—	$1,737,507	$264,133	$99,103	$107,059
Distribution (a)	—	—	—	—	—	—
Corporate	—	—	—	(26,540)	2,477	5,308
Intersegment eliminations	—	—	—	—
	$1,737,507	$—	$1,737,507	$237,593	$101,580	$112,367

(a)       Results for the nine months September 30, 2015, include Victory for the period of June 1 through September 30, 2015 and is included in the Distribution segment.

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

Comparison of Results of Operations for the Three Months Ended September 30, 2015 and 2014

(In thousands)

	Three Months Ended September 30,		Increase/
	2015	2014	(Decrease)

Paper and packaging	$567,063	$598,106	$(31,043)
Distribution	248,128	—	248,128
Intersegment Eliminations	(7,628)	—	(7,628)
Net sales	$807,563	$598,106	$209,457
Paper and packaging	60,185	102,291	(42,106)
Distribution	11,139	—	11,139
Corporate	(9,728)	(8,129)	(1,599)
Operating income	$61,596	$94,162	$(32,566)
Foreign exchange loss	766	960	(194)
Loss on debt extinguishment	628	2,963	(2,335)
Interest expense, net	9,528	8,099	1,429
Income before taxes	50,674	82,140	(31,854)
Provision for income taxes	16,468	27,886	(11,418)
Net income	$34,206	$54,254	$(20,436)

Consolidated net sales for the quarter ended September 30, 2015 were $807.6 million compared to $598.1 million for the third quarter of 2014, an increase of $209.5 million, or 35.0 percent.  The increase in net sales was driven primarily by the Victory acquisition on June 1, 2015, which accounted for $248.1 million.

Paper and Packaging segment net sales decreased by $31.0 million to $567.1 for the quarter ended September 30, 2015, due to $16.5 million of lower volume primarily due to the Longview mill work stoppage, $9.4 million of lower prices and a less favorable product mix, $2.8 million due to a stronger U.S. dollar compared to the Euro and $2.3 million due to lower other sales.  Average mill selling price per ton for the quarter ended September 30, 2015 was $671 compared to $689 for the prior year’s quarter reflecting a stronger U.S. dollar compared to the Euro, lower export containerboard prices and a less favorable product mix partially offset by higher domestic kraft paper prices.

Paper and Packaging segment sales to external customers by product line were as follows:

	Three Months Ended September 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2015	2014	(Decrease)%		2015	2014	(Decrease)%
Containerboard / Corrugated products	$365,844	$392,886	$(27,042)	(6.9)%	434,193	470,099	(35,906)	(7.6)%
Specialty paper	179,451	180,725	(1,274)	(0.7)%	253,051	244,986	8,065	3.3%
Other	21,768	24,495	(2,727)	(11.1)%	(8,823)	—	(8,823)	100.0%
Product sold	$567,063	$598,106	$(31,043)	(5.2)%	678,421	715,085	(36,664)	(5.1)%

Tons of product sold for the quarter ended September 30, 2015 was 678,421 tons compared to 715,085 tons for the quarter ended September 30, 2014, a decrease of 36,664 tons, or 5.1 percent, as follows:

•                  Containerboard sales decreased by 36,894 tons to 200,694 tons, primarily due to the Longview mill work stoppage and 34,000 ton increase in demand from the Company’s corrugated products manufacturing plants.  Corrugated products sales volume increased 988 tons, or 0.4 percent (or approximately 1.8 percent on a MSF basis).

•                  Specialty paper sales volume increased by 8,065 tons to 253,051 tons, primarily due to higher kraft paper shipments of 6,611 tons, or 4.7 percent, and higher Durasorb ® shipments of 3,466 tons, or 5.6 percent, partially offset by lower roll pulp.

Distribution segment net sales of $248.1 million reflect sales for Victory, which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2015 was $569.3 million compared to $388.6 million for the third quarter of 2014, an increase of $180.7 million, or 46.5 percent.  The increase in cost of sales was mainly due to the $178.7 million impact of the Victory acquisition.  Excluding the acquisition, cost of sales increased by $2.0 million, or 0.5 percent, due to $14.1 million caused by the Longview mill work stoppage, $6.1 million of inflation and $3.2 million of higher other input costs.  These cost increases were partially offset by $17.4 million of lower sales volume and $4.0 million of productivity gains.  Planned maintenance outage costs of approximately $4.4 million and $5.2 million are in cost of sales for the quarters ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2015 totaled $42.5 million compared to $35.0 million for the quarter ended September 30, 2014.  The increase of $7.5 million was primarily due to $5.5 million from the Victory acquisition, including $4.7 million of amortization expense for acquired intangible assets, $1.0 million as the result of higher capital spending and $1.0 million of accelerated depreciation for two boilers at the Longview mill.

Freight and distribution expenses for the quarter ended September 30, 2015 totaled $70.6 million compared to $46.2 million for the quarter ended September 30, 2014. The increase of $24.4 million was primarily due to $24.0 million from the Victory acquisition and $0.5 million for premium freight charges related to the Longview mill work stoppage.  Lower fuel costs of $0.7 million offset the cost of customer mix.

Selling, general and administrative expenses for the quarter ended September 30, 2015 totaled $63.6 million compared to $34.1 million for the quarter ended September 30, 2014. The increase of $29.5 million, or 86.5 percent, was primarily due to $28.2 million for Victory direct selling and administrative expenses.  Excluding the Victory acquisition, selling, general and administrative expenses increased by $1.3 million, or 3.7 percent.  The increase in selling, general and administrative expenses was mainly due to $1.9 million of Victory acquisition related expenses and $0.9 million of inflation on compensation and benefits, partially offset by $1.2 million of lower management incentives and $0.4 million of lower Longview integration costs.  For the quarter ended September 30, 2015, selling, general and administrative expenses as a percentage of net sales increased to 7.6 percent from 5.7 percent in the quarter ended September 30, 2014.

Loss on debt extinguishment for the quarters ended September 30, 2015 and 2014 totaled $0.6 million and $3.0 million, respectively, due to a $51.8 million prepayment on the term loans under the Credit Facility in the quarter ended September 30, 2015 and a $175.0 million prepayment for the quarter ended September 30, 2014.

Net interest expense for the quarters ended September 30, 2015 and 2014 was $9.5 million and $8.1 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $1.4 million higher in the quarter ended September 30, 2015, primarily due to higher term loan balances associated with the Victory acquisition.

Provision for income taxes for the quarters ended September 30, 2015 and 2014 was $16.5 million and $27.9 million, respectively, reflecting an effective income tax rate of 32.5 percent for the quarter ended September 30, 2015, compared to 33.9 percent for the similar period in 2014. The lower provision for income taxes in 2015 primarily reflects lower pre-tax income of $31.5 million and a net favorable discrete tax adjustment of $1.1 million due to state tax legislation enacted during the quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2015 and 2014

(In thousands)

	Nine Months Ended September 30,		Increase/
	2015	2014	(Decrease)

Paper and packaging	$1,691,997	$1,737,507	$(45,510)
Distribution	341,526	—	341,526
Intersegment Eliminations	(8,416)	—	(8,416)
Net sales	$2,025,107	$1,737,507	$287,600
Paper and packaging	190,321	264,133	(73,812)
Distribution	12,859	—	12,859
Corporate	(32,826)	(26,540)	(6,286)
Operating income	$170,354	$237,593	$(67,239)
Foreign exchange loss	1,704	859	845
Loss on debt extinguishment	628	2,963	(2,335)
Interest expense, net	24,456	25,299	(843)
Income before taxes	143,566	208,472	(63,216)
Provision for income taxes	49,004	70,660	(21,656)
Net income	$94,562	$137,812	$(41,560)

Consolidated net sales for the nine months ended September 30, 2015 were $2,025.1 million compared to $1,737.5 million for the nine months of 2014, an increase of $287.6 million, or 16.6 percent.  The increase in net sales was driven primarily by the Victory acquisition, which accounted for $341.5 million of net sales.

Paper and Packaging segment net sales of $1,692.0 million decreased by $45.5 million from the prior year due to $19.2 million of lower volume primarily due to the Longview mill work stoppage and higher demand from the Company’s corrugated products manufacturing plants, $14.9 million of lower prices and a less favorable product mix, $9.1 million due to a stronger U.S. dollar compared to the Euro and $2.3 million due to lower other sales.  Average mill selling price per ton for the nine months ended September 30, 2015 was $673 compared to $686 for the prior period, reflecting a stronger U.S. dollar compared to the Euro, lower containerboard prices and a less favorable product mix, partially offset by higher domestic kraft paper prices.

Paper and Packaging segment sales to external customers by product line were as follows:

	Nine Months Ended September 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2015	2014	(Decrease)%		2015	2014	(Decrease)%
Containerboard / Corrugated products	$1,076,731	$1,102,046	$(25,315)	(2.3)%	1,290,921	1,326,539	(35,618)	(2.7)%
Specialty paper	548,157	562,811	(14,654)	(2.6)%	767,688	781,660	(13,972)	(1.8)%
Other	67,109	72,650	(5,541)	(7.6)%	(9,478)	—	(9,478)	100.0%
Product sold	$1,691,997	$1,737,507	$(45,510)	(2.6)%	2,049,131	2,108,199	(59,068)	(2.8)%

Tons of product sold for the nine months ended September 30, 2015 was 2,049,131 tons compared to 2,108,199 tons for the nine months ended September 30, 2014, a decrease of 59,068 tons, or 2.8 percent, as follows:

•                  Containerboard tons sold decreased by 50,192 tons, primarily due the Longview mill work stoppage in the third quarter and higher demand from the Company’s corrugated products manufacturing plants.  Corrugated products sales volumes increased by 14,574 tons, or 2.3 percent (or approximately 3.7 percent on a MSF basis), compared to 2014.

•                  Specialty paper sales volume decreased by 13,972 tons to 767,688 tons, primarily due to lower kraft paper export shipments of 25,370 tons, or 24.4 percent. 2014 volumes were higher as customers ordered ahead of an announced $50 per ton kraft paper price increase.

Distribution segment net sales of $341.5 million reflect sales for Victory, which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2015 was $1,421.9 million compared to $1,164.1 million for the nine months of 2014, an increase of $257.8 million, or 22.1 percent.  The increase in cost of sales was mainly due to the $251.4 million impact of the Victory acquisition, including $5.8 million of inventory step-up expense.  Excluding the acquisition, cost of sales increased by $6.4 million, or 0.5 percent, due to $14.1 million caused by the Longview mill work stoppage, $13.1 million of inflation and $3.1 million of higher other input costs. These costs were partially offset by $21.5 million of lower sales volume and $2.4 million of lower severance charges.  Planned maintenance outage costs of approximately $24.1 million and $25.1 million were included in cost of sales for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2015 totaled $114.6 million compared to $101.6 million for the nine months ended September 30, 2014.  The increase of $13.0 million was primarily due to $7.4 million from the Victory acquisition, including $6.3 million of amortization expense for acquired intangible assets, $3.4 million as the result of higher capital spending and $2.2 million of accelerated depreciation for two boilers at the Longview mill.

Freight and distribution expenses for the nine months ended September 30, 2015 totaled $167.9 million compared to $131.8 million for the nine months ended September 30, 2014. The increase of $36.1 million was primarily due to $32.5 million from the Victory acquisition and $6.7 million due to product and customer mix, which was partially offset by $3.1 million of lower fuel costs.

Selling, general and administrative expenses for the nine months ended September 30, 2015 totaled $150.3 million compared to $102.4 million for the nine months ended September 30, 2014. The increase of $47.9 million, or 46.8 percent, includes $37.4 million for Victory direct selling and administrative expenses.  Excluding Victory, selling, general and administrative expenses increased by $10.5 million due to $4.5 million of Victory acquisition expenses, $3.5 million of higher compensation and benefit related expenses, $2.5 million of higher stock based compensation expense, $0.9 million of higher legal expenses and $0.6 million bad debt expense, partially offset by $1.4 million of lower Longview integration expenses.  For the nine months ended September 30, 2015, selling, general and administrative expenses as a percentage of net sales increased to 7.4 percent from 5.9 percent in the nine months ended September 30, 2014.

Loss on debt extinguishment for the nine months ended September 30, 2015 and 2014 totaled $0.6 million and $3.0 million, respectively, due to a $51.8 million prepayment on the term loans under the Credit Facility in the quarter ended September 30, 2015 and a $175.0 million prepayment for the quarter ended September 30, 2014.

Net interest expense for the nine months ended September 30, 2015 and 2014 was $24.5 million and $25.3 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $0.8 million lower in the nine months ended September 30, 2015, primarily due to lower borrowings under the term loans for the first five months of 2015 and lower interest rates on the term loans and the Receivables Credit Facility.

Provision for income taxes for the nine months ended September 30, 2015 and 2014 was $49.0 million and $70.7 million, respectively, reflecting an effective income tax rate of 34.1 percent for the nine months ended September 30, 2015, compared to 33.9 percent for the similar period in 2014. The lower provision for income taxes in 2015 primarily reflects lower pre-tax income of $64.9 million.

Liquidity and Capital Resources

Acquisition

On June 1, 2015, the Company purchased all of the partnership interests in Victory for $615 million in cash and $2.0 million for working capital adjustments.  In the quarter ended September 30, 2015 the Company paid an additional $0.5 million related to post-closing working capital adjustments.  The Company will also be obligated to pay up to an additional $25.0 million of contingent consideration in cash to the former owners of Victory if certain performance criteria are satisfied during the thirty months following the closing. As of September 30, 2015, the contingent consideration is included in other non-current liabilities on the Company’s Consolidated Balance Sheets at a fair value of $11.7 million.

Credit Facility

In conjunction with the Victory acquisition, the Company entered into the Credit Agreement, which provided for a senior secured credit facility in an initial aggregate principal amount of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940.0 million, a Term Loan A-2 in the aggregate amount of $475.0 million and the Revolver consisting of $500.0 million (including a $75.0 million letter of credit sub-facility and a $45.0 million swing line loan sub-facility).  The Credit Facility also includes an “accordion” feature that allows the Company, subject to certain significant terms and conditions, to increase the commitments under the Credit Facility to the extent that is shall maintain a pro forma total leverage ratio equal to or less than 2.5 to 1.00 and otherwise by up to $600.0 million.  The incremental borrowings from the Credit Agreement, consisting of proceeds from Term Loan A-1, Term Loan A-2, and $115.0 million of borrowings under the Revolver were used to finance the Company’s acquisition of Victory and pay certain transaction fees and expenses.

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

Commencing with the delivery of the financial statements for the quarter ending September 30, 2015, the applicable margin for borrowings under the Credit Facility and the Unused Fee Rate will be determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver will range from 1.00% to 1.75% for Eurodollar loans and from 0.00% to 0.75% for base rate loans and the Unused Fee Rate will range from 0.20% to 0.30%. The applicable margins for Term Loan A-2 will range from 1.125% to 1.875% for Eurodollar loans and from 0.125% to 0.875% for base rate loans.

Annual principal repayments under the Credit Facility, paid in quarterly installments, are as follows:

Fiscal year ending:
2015	$—
2016	12,937
2017	51,750
2018	51,750
2019	51,750
2020	994,762
2021	4,750
2022	444,126
Total	$1,611,825

As of September 30, 2015, the Company had $479.8 million available for borrowings under the Revolver.

Receivables Credit Facility

As of September 30, 2015, the Company had $261.5 million of outstanding borrowings under its $275 million Receivables Credit Facility at an interest rate of 0.9 percent.

Other Borrowing

In January 2015, the Company entered into a short-term financing agreement of $6.6 million at an annual interest rate of 1.70 percent for its annual property insurance premiums. The agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 1, 2015. As of September 30, 2015, there was $2.2 million outstanding under the current agreement.

Debt Covenants

The Company must comply on a quarterly basis with the financial covenants of its Credit Agreement, including a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt net of available cash by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On September 30, 2015, the maximum permitted leverage ratio was 4.50 to 1.00. On September 30, 2015, the Company was in compliance with a leverage ratio of 3.5 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended September 30, 2015, the interest coverage ratio was required to be at least 3.00 to 1.00. On September 30, 2015, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 14.0 to 1.00.

As of September 30, 2015, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2015, is projected to be 34.6 percent. The cash tax rate for 2015 is projected to be 35.0 percent.

Sources and Uses of Cash

Nine months ended September 30 (in thousands)	2015	2014	Incr / (Dcr)
Operating activities	$176,648	$206,049	$(29,401)
Investing activities	(711,941)	(112,367)	(599,574)
Financing activities	514,593	(1,000)	515,593
Total change in cash and cash equivalents	$(20,700)	$92,682	$(113,382)

Cash and cash equivalents decreased by $20.7 million from December 31, 2014, reflecting $176.6 million of net cash provided by operating activities, $711.9 million of net cash used in investing activities and $514.6 million of net cash provided by financing activities in the first nine months of 2015.

Net cash provided by operating activities was $176.6 million, comprised of net income for the first nine months of $94.6 million and non-cash charges of $124.2 million.  Changes in operating assets and liabilities used $42.2 million of cash. Net cash provided by operating activities decreased by $29.4 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, mainly due to a $43.3 million decrease in net income and an $8.6 million increase in cash used for working capital, partially offset by higher non-cash charges of $22.5 million.  The increase in cash used for working capital in the nine months ended September 30, 2015 is primarily due to higher trade accounts receivables and lower accounts payable.

Net cash used in investing activities includes $617.0 million for the Victory acquisition and $94.9 million for capital expenditures.  Net cash used in investing activities increased by $599.6 million in the nine months ended September 30, 2015 compared to the first nine months of 2014, primarily due to the Victory acquisition, partially offset by $17.5 million of lower capital spending.

Net cash provided by financing activities was $514.6 million, reflecting $519.8 million of additional borrowings under the Credit Agreement, $94.5 million of net borrowings under the Receivables Credit Facility,  $2.0 million of net short-term borrowings under the Revolver and $2.2 million of net proceeds from other current borrowings for our annual property insurance premiums.  These borrowings were partially offset by $51.8 million prepayment on the term loans under the Credit Facility, $29.1 million of dividend payments, $12.9 million principal payments on the term loans and $10.8 million of debt issuance costs for the Credit Agreement.  Net cash provided by financing activities increased by $515.6 million in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, primarily due to net borrowings to finance the Victory acquisition, partially offset by the cash dividend payments.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2015 cash needs.  The cash needs consist of $9.6 million for a cash dividend payment on October 13, 2015 and any additional working capital needs.  In addition, capital expenditures for the full year are estimated at $130.0 to $135.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to put in place and borrow under our $600.0 million accordion provision of our Revolver.  As of September 30, 2015, we have $479.8 million available for borrowings under our Revolver.

Contractual Obligations

In September, 2015 the Company signed two non-cancellable contracts to outsource the construction of a facility to produce wood chips for use at the Company’s Charleston mill at an estimated cost of $38.5 million and processing of wood chips for twenty years with an annual purchase obligation of approximately $6.0 million.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices and other market-driven rates or prices.

Under our Credit Agreement, at September 30, 2015 we have an outstanding Credit Facility consisting of two term loans totaling approximately $1.4 billion outstanding and the Revolver that provides for borrowing of up to $500 million.  Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to the Unused Fee Rate.

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.0% to 1.75% for Eurodollar loans and from 0.0% to 0.75% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.30%. The applicable margins for Term Loan A-2 ranges from 1.125% to 1.875% for Eurodollar loans and from 0.125% to 0.875% for base rate loans.  At September 30, 2015 the weighted average interest rate of the term loans was 1.99 percent.

Under our Receivables Credit Facility, at September 30, 2015 we have $261.5 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests shall accrue yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin.  At September 30, 2015 the interest rate on outstanding amounts under the Receivables Credit Facility was 0.9 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $16.4 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2015. No such contracts were outstanding at September 30, 2015.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2014.

ITEM 1A.

RISK FACTORS

With the exception of the following updates to the risk factors relating to the Victory acquisition and collective bargaining agreements, there have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2014 (“Form 10-K”).  Each of the Risk Factors below should be read in conjunction with the Risk Factors and information disclosed in our Form 10-K.

The anticipated benefits of the Victory Packaging L.P. and its subsidiaries (“Victory”)acquisition may not be realized.

We expect that the Victory acquisition would result in various benefits including, among others, enhanced revenues and cash flows, an additional distribution channel for the Company’s converting facilities and corrugated box products and increased mill vertical integration.  In addition, we expect the acquisition of Victory to allow the Company to allocate more linerboard production to converting operations and reduce exposure to the relatively lower price export sales of linerboard, expand and optimize our linerboard and medium production capabilities, strengthen the Company’s design and packaging capabilities, enhance our logistics and vendor managed inventory experience and expand our converting and corrugated box presence nationally. The acquisition presents challenges to management, including the integration of operations, information systems, properties and personnel of Victory and our existing operations. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including, but not limited to, whether we can retain the Victory management team and integrate our business and the Victory business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially and adversely impact our business, financial condition and operating results.

If we fail to extend or renegotiate the collective bargaining agreements as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business, operating results and financial condition could be materially harmed.

Most of our hourly paid employees are represented by trade unions. We are a party to collective bargaining contracts which apply to approximately 875 employees at various corrugating manufacturing plants, 760 employees at the Longview mill, 560 employees at the North Charleston mill, and 365 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect with respect to Roanoke Rapids through August 2016.  The Longview union contract expired in June 2014 and the North Charleston contract expired in June 2015.  We experienced a 12-day work stoppage at Longview from August 27, 2015 until September 8, 2015 when the union employees returned to work without a contract.

If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our business results of operations and financial condition.  In addition, we can give no assurances that the recent Longview work stoppage is any indication of the duration and impact on our business or results of operations of any future work stoppage.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
10.1	KapStone Paper and Packaging Corporation Deferred Compensation Plan for Non-Employee Directors, together with adoption agreement effective as of January 1, 2016.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

* Management compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

October 28, 2015	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)