Form 10-Q
period 2016-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2016-04-27
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 96,509,838 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 22, 2016.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,084	$6,821
Trade accounts receivable (Includes $341,274 at March 31, 2016, and $345,372 at December 31, 2015, associated with the receivables credit facility)	372,038	363,869
Other receivables	17,274	18,732
Inventories	335,056	335,903
Prepaid expenses and other current assets	19,298	28,932
Total current assets	750,750	754,257
Plant, property and equipment, net	1,412,379	1,406,146
Other assets	9,298	12,532
Intangible assets, net	335,647	344,583
Goodwill	704,592	704,592
Total assets	$3,212,666	$3,222,110
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$10,000	$6,400
Dividend payable	9,859	9,862
Accounts payable	198,486	196,491
Accrued expenses	65,329	73,138
Accrued compensation costs	48,829	64,149
Accrued income taxes	1,544	15
Total current liabilities	334,047	350,055
Other liabilities:
Long-term debt (Includes $247,584 at March 31, 2016, and $265,614 at December 31, 2015, associated with the receivables credit facility)	1,523,961	1,543,748
Pension and postretirement benefits	39,235	40,510
Deferred income taxes	420,803	418,479
Other liabilities	39,099	24,038
Total other liabilities	2,023,098	2,026,775
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,505,133 shares issued and outstanding (excluding 40,000 treasury shares) at March 31, 2016 and 96,327,506 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2015	10	10
Additional paid-in-capital	269,482	266,220
Retained earnings	648,768	642,306
Accumulated other comprehensive loss	(62,739)	(63,256)
Total stockholders’ equity	855,521	845,280
Total liabilities and stockholders’ equity	$3,212,666	$3,222,110

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$738,215	$546,289
Cost of sales, excluding depreciation and amortization	533,277	382,198
Depreciation and amortization	44,539	35,121
Freight and distribution expenses	65,059	43,427
Selling, general, and administrative expenses	60,740	38,194
Operating income	34,600	47,349
Foreign exchange loss	103	885
Interest expense, net	9,811	6,413
Income before provision for income taxes	24,686	40,051
Provision for income taxes	8,512	13,951
Net income	$16,174	$26,100
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(104)	12
Amortization net loss	621	191
Other comprehensive income, net of tax	517	203
Total comprehensive income	$16,691	$26,303

Weighted average number of shares outstanding:
Basic	96,399,351	96,123,351
Diluted	97,509,528	97,662,608
Net income per share:
Basic	$0.17	$0.27
Diluted	$0.17	$0.27
Dividends declared per common share	$0.10	$0.10

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$16,174	$26,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	35,603	31,705
Amortization of intangible assets	8,936	3,416
Stock-based compensation expense	3,421	3,780
Pension and postretirement	(448)	(2,892)
Excess tax (deficiency) / benefit from stock-based compensation	140	(1,391)
Amortization of debt issuance costs	1,124	1,007
(Gain) / loss on disposal of fixed assets	(62)	178
Deferred income taxes	1,064	1,864
Change in fair value of contingent consideration liability	1,526	—
Changes in assets and liabilities:
Trade accounts receivable, net	(8,169)	(26,695)
Other receivables	1,789	(946)
Inventories	847	(17,178)
Prepaid expenses and other current assets	8,007	(9,642)
Other assets	—	(216)
Accounts payable	7,936	(51)
Accrued expenses and other liabilities	(6,303)	(1,842)
Accrued compensation costs	(15,320)	(16,479)
Accrued income taxes	2,340	5,370
Net cash provided by (used in) operating activities	58,605	(3,912)

Investing activities
Purchase of intangible assets	(500)	—
Capital expenditures	(36,163)	(28,762)
Proceeds from the sale of assets	4,856	—
Net cash used in investing activities	(31,807)	(28,762)

Financing activities
Proceeds from revolving credit facility	134,600	86,400
Repayments on revolving credit facility	(131,000)	(76,400)
Proceeds from receivables credit facility	6,670	12,962
Repayments on receivables credit facility	(24,700)	(4,962)
Cash dividends paid	(9,696)	(9,838)
Payment of loan amendment fees	(2,250)	—
Proceeds from other current borrowings	—	6,615
Payment of withholding taxes on vested stock awards	(692)	(2,322)
Proceeds from exercises of stock options	209	491
Proceeds from shares issued to ESPP	464	415
Excess tax (deficiency) / benefit from stock-based compensation	(140)	1,391
Net cash (used in) provided by financing activities	(26,535)	14,752

Net increase (decrease) in cash and cash equivalents	263	(17,922)
Cash and cash equivalents-beginning of period	6,821	28,467
Cash and cash equivalents-end of period	$7,084	$10,545

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of container board, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment was established June 1, 2015 concurrent with the acquisition of Victory Packaging.  For more information about our segments, see Note 11, Segment Information.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation. In accordance with Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” we recast 2015 segment information to conform with the current year presentation. For more information see Note 11, Segment Information.  In addition, amortization of intangible assets is now separately identified in the Statement of Cash Flows and 2015 was recast to conform to the current year presentation.  None of the reclassifications affected our results of operations, financial position, or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company has adopted ASU 2015-03 and it had no material impact on its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test.  The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016.  Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2015-11 will have on our financial condition, results of operations and disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial condition, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after 15 December 2016, and interim periods within those fiscal years. Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2016-9 will have on our financial condition, results of operations and disclosures.

3.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended March 31, 2016 and 2015 totaled $6.6 million and $8.6 million, respectively, and are included in cost of sales.

4.                                      Inventories

Inventories consist of the following at March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Raw materials	$93,610	$101,250
Work in process	5,642	6,165
Finished goods	156,344	149,774
Replacement parts and supplies	80,559	79,717
Inventory at FIFO costs	336,155	336,906
LIFO inventory reserves	(1,099)	(1,003)
Inventories	$335,056	$335,903

5.                                      Short-term Borrowings and Long-term Debt

KapStone and certain of our subsidiaries are parties to a Second Amended and Restated Credit Agreement dated June 1, 2015 (as amended from time to time, the “Credit Agreement”), which provided for a senior secured credit facility (the “Credit Facility”) of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940 million and a Term Loan A-2 in the aggregate amount of $475 million and a $500 million revolving credit facility (the “Revolver”). The Credit Facility also includes an accordion feature that allows the Company, subject to certain significant conditions, to obtain additional commitments from our existing or new lenders in an amount up to $600 million without further approvals of any existing lenders thereunder.

On February 8, 2016, the Company entered into the First Amendment (“First Amendment”) to the Credit Agreement. The First Amendment modified, among other things, the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to June 30, 2018, and it modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company. The First Amendment also modified the pricing grid applicable to interest rates and the unused commitment fee under the Credit Agreement in order to provide for an additional pricing level based on the total leverage ratio of the Company.

The Company paid approximately $2.3 million of loan amendment fees associated with the First Amendment, which are being amortized over the term of the Credit Agreement using the effective interest method.

Short-term Borrowings

As of March 31, 2016, the Company had $10.0 million of short-term borrowings outstanding which bear interest at 4.25 percent under its Revolver.

As of March 31, 2016, the Company has available borrowings of $472.9 million under the Revolver.

Receivables Credit Facility

Under our accounts receivable securitization program (the “Securitization Program”), we sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR.  As of March 31, 2016, $341.3 million of our trade accounts receivables were sold to KAR.  KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year $275 million facility (the “Receivables Credit Facility”) for proceeds of $247.6 million.  The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of March 31, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of March 31, 2016, the fair value of the Company’s debt approximates the carrying value of $1.6 billion as the variable interest rates re-price frequently at current market rates. The debt was valued using Level 2 inputs in the fair value hierarchy which are significant observable inputs including quoted prices for debt of similar terms and maturities.  Our weighted-average cost of borrowings was 2.08 percent and 1.82 percent for the three months ended March 31, 2016 and March 31, 2015, respectively.

6.                                      Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2016 and 2015 was 34.5 percent and 34.8 percent, respectively.  Our tax rate is affected by recurring items such as state income taxes, as well as discrete items that may occur in any given period but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective income tax rate for both periods.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2013 and 2014.  The Company has open tax years for state income tax filings generally starting in 2012.

7.                                      Net Income per Share

The Company’s basic and diluted net income per share is calculated as follows:

	Three Months Ended March 31,
	2016	2015
Net income	$16,174	$26,100
Weighted-average number of common shares for basic net income per share	96,399,351	96,123,351
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	806,311	1,202,004
Unvested restricted stock awards	303,866	337,253

Weighted-average number of shares for diluted net income per share	97,509,528	97,662,608

Net income per share - basic	$0.17	$0.27
Net income per share - diluted	$0.17	$0.27

Approximately 1,463,000 and 374,000 of unexercised stock options were outstanding at March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

8.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension cost (benefit) recognized for the three months ended March 31, 2016 and 2015 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended March 31,
	2016	2015
Service cost for benefits earned during the quarter	$1,125	$1,215
Interest cost on projected benefit obligations	7,079	6,900
Expected return on plan assets	(9,340)	(10,236)
Amortization of net loss	1,157	534
Amortization of prior service cost	24	69
Net pension cost (benefit) - Company plan	45	(1,518)
Net pension cost - multi -employer plan	88	87
Total net pension cost (benefit)	$133	$(1,431)

The Company currently does not anticipate making any Pension Plan contributions in 2016. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan and a health maintenance organization plan for certain salary and non-salary Longview employees and their dependents.  The Company anticipates making contributions to its postretirement plans in 2016 as claims are submitted.

Defined Contribution Plan

We offer 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended March 31, 2016 and 2015, the Company recognized expense of $3.6 million and $5.0 million, respectively, for the Company contributions to the Contribution Plans.

In March 2016, the Company suspended contributions for certain employees.  As a result, contributions were $2.2 million lower in the quarter ended March 31, 2016.  This was partially offset by an increase of $0.8 million for Victory.

9.                                      Stock-Based Compensation

In the quarter ended March 31, 2016, the compensation committee of the board of directors approved stock-based awards to executive officers, certain employees, and directors. The 2016 awards consisted of the grant of 1,237,455 stock options, and 384,572 restricted stock units.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Stock option compensation expense	$1,789	$1,950
Restricted stock unit compensation expense	1,632	1,830
Total stock-based compensation expense	$3,421	$3,780

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
Unrecognized stock option compensation expense	$6,995	$4,217
Unrecognized restricted stock unit compensation expense	8,130	5,094
Total unrecognized stock-based compensation expense	$15,125	$9,311

As of March 31, 2016, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.5 years and 2.4 years, respectively.

Stock Options

Stock option awards vest as follows: 50% after two years and the remaining 50% after three years or upon a grantee of such stock options attaining the age 65. The stock options awarded in 2016 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events, such as termination with cause. The exercise price of these stock options is based on the average market price of our common stock on the date of grant ($12.72 for the 2016 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the stock options granted in March 2016 and 2015 was $3.79 and $10.08, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options. The expected dividend yield is calculated as the annual dividend per share amount divided by the average market price of the common stock on the date of the grant.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Three Months Ended March 31,
	2016	2015
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	43.61%	39.08%
Expected life (years)	5.07	4.90
Risk-free interest rate	1.35%	1.35%
Expected dividend yield	3.14%	1.25%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2016	3,265,900	$15.45
Granted	1,237,455	12.72
Exercised	(45,932)	8.23
Lapsed (forfeited or cancelled)	(13,030)	31.51
Outstanding at March 31, 2016	4,444,393	$14.72

Exercisable at March 31, 2016	2,334,518	$10.05	5.3	$12,784

For the three months ended March 31, 2016 and 2015, cash proceeds from the exercise of stock options totaled $0.2 million and $0.5 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2016	550,009	$24.60
Granted	384,572	12.72
Vested	(183,370)	13.83
Forfeited	(7,743)	30.16
Outstanding at March 31, 2016	743,468	$21.07

10.                               Commitments and Contingencies

Legal Claims

We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employment matters, personal injury claims, contractual disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

There have been no material changes in any of our legal proceedings for the three months ended March 31, 2016.

Contingent Consideration

The Company's contingent consideration obligation relates to the Victory acquisition that was consummated on June 1, 2015 and is considered a Level 3 liability. The fair value of the obligation of $15.8 million and $13.3 million at March 31, 2016 and December 31, 2015, respectively, is driven by the probability of reaching the performance measures through December 1, 2017 required by the purchase agreement and the associated discount rate.  The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the acquisition.  The discount rate is determined by applying a risk premium to a risk-free interest rate.  The total potential payout under this obligation is $25.0 million.

11.                               Segment Information

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

Each segment’s profits and losses are measured on operating profits before foreign exchange gains / (losses), net interest expense and income taxes.

	Net Sales
Three Months Ended March 31, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$324,290	$16,469	$340,759
Specialty paper	174,438	—	174,438
Other	21,312	—	21,312
Paper and Packaging	$520,040	$16,469	$536,509	$46,241	$37,136	$32,355	$2,501,605
Distribution	218,175	—	218,175	1,381	5,661	2,066	665,458
Corporate	—	—	—	(13,022)	1,742	1,742	45,603
Intersegment eliminations	—	(16,469)	(16,469)	—	—	—	—
	$738,215	$—	$738,215	$34,600	$44,539	$36,163	$3,212,666

	Net Sales
Three Months Ended March 31, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$344,311	$—	$344,311
Specialty paper	179,203	—	179,203
Other	22,775	—	22,775
Paper and Packaging	$546,289	$—	$546,289	$58,399	$34,477	$26,250	$2,544,235
Distribution	—	—	—	—	—	—	—
Corporate	—	—	—	(11,050)	644	2,512	43,440
Intersegment eliminations	—	—	—	—	—	—	—
	$546,289	$—	$546,289	$47,349	$35,121	$28,762	$2,587,675

12.                               Subsequent Event

The Company’s paper mill in Roanoke Rapids, North Carolina began its annual planned maintenance outage on April 21, 2016. The outage is expected to last approximately 9 days with an estimated cost of $8.9 million primarily for maintenance, inspections, and the fixed cost impact associated with lost paper production of 12,600 tons.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligation, to update its statements as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Three Months Ended March 31, 2016 and 2015

(In thousands)

	Three Months Ended March 31,		Increase/	% of Net Sales
	2016	2015	(Decrease)	2016	2015

Paper and packaging	$536,509	$546,289	$(9,780)	72.7%	100.0%
Distribution	218,175	—	218,175	29.5%	—
Intersegment Eliminations	(16,469)	—	(16,469)	(2.2)%	—
Net sales	$738,215	$546,289	$191,926	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	533,277	382,198	151,079	72.2%	70.0%
Depreciation and amortization	44,539	35,121	9,418	6.0%	6.4%
Freight and distribution expenses	65,059	43,427	21,632	8.8%	7.9%
Selling, general, and administrative expenses	60,740	38,194	22,546	8.2%	7.0%
Operating income	$34,600	$47,349	$(12,749)	4.7%	8.7%
Foreign exchange loss	103	885	(782)	0.0%	0.2%
Interest expense, net	9,811	6,413	3,398	1.3%	1.2%
Income before provision for income taxes	24,686	40,051	(15,365)	3.3%	7.3%
Provision for income taxes	8,512	13,951	(5,439)	1.2%	2.6%
Net income	$16,174	$26,100	$(9,926)	2.2%	4.8%

Consolidated net sales for the quarter ended March 31, 2016 were $738.2 million compared to $546.3 million for the first quarter of 2015, an increase of $191.9 million, or 35.1 percent.  The increase in net sales was driven primarily by the Victory acquisition on June 1, 2015, which accounted for $218.2 million.

Paper and Packaging segment net sales decreased by $9.8 million to $536.5 for the quarter ended March 31, 2016, due to $27.9 million of lower prices and less favorable product mix, partially offset by $16.5 million of sales to Victory and higher export volumes.  Average mill selling price per ton for the quarter ended March 31, 2016 was $625 compared to $683 for the prior year’s quarter, reflecting lower containerboard and kraft paper prices and a less favorable product mix.

Paper and Packaging segment sales to external customers by product line were as follows:

	Three Months Ended March 31,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2016	2015	(Decrease)%		2016	2015	(Decrease)%
Containerboard / Corrugated products	$340,759	$344,311	$(3,552)	(1.0)%	434,001	413,328	20,673	5.0%
Specialty paper	174,438	179,203	(4,765)	(2.7)%	258,479	247,726	10,753	4.3%
Other	21,312	22,775	(1,463)	(6.4)%	—	—	—	—
Product sold	$536,509	$546,289	$(9,780)	(1.8)%	692,480	661,054	31,426	4.8%

Tons of product sold for the quarter ended March 31, 2016 was 692,480 tons compared to 661,054 tons for the quarter ended March 31, 2015, an increase of 31,426 tons, or 4.8 percent, as follows:

•                  Containerboard sales increased by 17,372 tons to 223,237 tons, primarily due to an export containerboard increase of 28,102 tons, or 56.5%, partially offset by lower domestic containerboard of 10,730 tons, or 6.9%.  Corrugated products sales volume increased 3,301 tons, or 1.6 percent (or approximately 4.0 percent on a MSF basis).

•                  Specialty paper sales volume increased by 10,753 tons to 258,479 tons, primarily due to higher pulp shipments of 13,839 tons, or 181.3%, and kraft paper shipments of 7,293 tons, or 4.9 percent, partially offset by lower DuraSorb® shipments of 12,289 tons, or 19.4%.

Distribution segment net sales of $218.2 million reflect sales for Victory, which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2016 was $533.3 million compared to $382.2 million for the first quarter of 2015, an increase of $151.1 million, or 39.6 percent.  The increase in cost of sales was mainly due to the $161.3 million impact of the Victory acquisition.  Excluding the Victory acquisition, cost of sales decreased by $10.2 million, or 2.7 percent, due to $9.5 million of productivity gains, $2.2 million of suspension of certain employee benefits and $2.0 million lower planned outage costs.  These cost decreases were partially offset by $1.6 million of severance expense, $1.0 million of inflation for labor and material costs and $0.5 million of other cost increases.  Planned maintenance outage costs of approximately $6.6 million and $8.6 million are included in cost of sales for the quarters ended March 31, 2016 and 2015, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2016 totaled $44.5 million compared to $35.1 million for the quarter ended March 31, 2015.  The increase of $9.4 million was primarily due to $3.8 million from higher capital spending and $5.6 million from the Victory acquisition, including $4.8 million of amortization expense for acquired intangible assets.

Freight and distribution expenses for the quarter ended March 31, 2016 totaled $65.1 million compared to $43.4 million for the quarter ended March 31, 2015. The increase of $21.6 million was primarily due to $22.9 million from the Victory acquisition and higher sales volume, partially offset by lower fuel costs of $1.3 million and customer mix.

Selling, general and administrative expenses for the quarter ended March 31, 2016 totaled $60.7 million compared to $38.2 million for the quarter ended March 31, 2015. The increase of $22.5 million, or 58.9 percent, was primarily due to $26.9 million for Victory direct selling and administrative expenses.  Excluding the Victory acquisition, selling, general and administrative expenses decreased by $4.4 million, or 11.5 percent.  The decrease in selling, general and administrative expenses was mainly due to $4.8 million of suspension of certain employee benefits, including $2.0 million of lower management incentives due to lower earnings, and $0.4 million of lower stock compensation expense.  These decreases in expense were partially offset by $1.5 million for the change in fair value of the contingent consideration liability related to the Victory acquisition and $0.6 million severance expense.  For the quarter ended March 31, 2016, selling, general and administrative expenses as a percentage of net sales increased to 8.2 percent from 7.0 percent in the quarter ended March 31, 2015.

Net interest expense for the quarters ended March 31, 2016 and 2015 was $9.8 million and $6.4 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $3.4 million higher in the quarter ended March 31, 2016, primarily due to higher term loan balances associated with the Victory acquisition.

Provision for income taxes for the quarters ended March 31, 2016 and 2015 was $8.5 million and $14.0 million, respectively, reflecting an effective income tax rate of 34.5 percent for the quarter ended March 31, 2016, compared to 34.8 percent for the similar period in 2015. The lower provision for income taxes in 2016 primarily reflects lower pre-tax income of $15.4 million.

Liquidity and Capital Resources

Credit Facilities

The Company had $472.9 million available under the Revolver at March 31, 2016.  In addition, the Credit Facility also includes an “accordion” feature that allows the Company, subject to certain significant conditions, to obtain additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in commitments (and potential borrowings) is not limited if the Company maintains a pro forma total leverage ratio equal to or less than 2.5 to 1.0 after giving effect to any increase.  To the extent the pro forma total leverage ratio of the Company is greater than 2.5 to 1.0 after giving effect to the increase in commitments (and potential borrowings), the aggregate amount of such increases is limited to $600.0 million.

Receivables Credit Facility

As of March 31, 2016, the Company had $247.6 million of outstanding borrowings under its $275 million Receivables Credit Facility with an interest rate of 1.19 percent.

Debt Covenants

As of March 31, 2016, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On March 31, 2016, the maximum permitted leverage ratio was 4.50 to 1.00. On March 31, 2016, the Company was in compliance with a leverage ratio of 3.69 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended March 31, 2016, the interest coverage ratio was required to be at least 3.00 to 1.00. On March 31, 2016, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 12.79 to 1.00.

As of March 31, 2016, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate and cash tax rate, excluding discrete items for 2016, is projected to be 34.3 percent.

Sources and Uses of Cash

Three months ended March 31 ($ in thousands)	2016	2015	Incr / (Dcr)
Operating activities	$58,605	$(3,912)	$62,517
Investing activities	(31,807)	(28,762)	(3,045)
Financing activities	(26,535)	14,752	(41,287)
Total change in cash and cash equivalents	$263	$(17,922)	$18,185

Cash and cash equivalents increased by $0.3 million from December 31, 2015, reflecting $58.6 million of net cash provided by operating activities, $31.8 million of net cash used in investing activities, and $26.5 million of net cash used in financing activities in the first three months of 2016.

Net cash provided by operating activities was $58.6 million, comprised primarily of net income for the first three months of $16.2 million and non-cash charges of $51.3 million.  Changes in operating assets and liabilities used $8.9 million of cash. Net cash provided by operating activities increased by $62.5 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, mainly due to a $58.8 million decrease in cash used for working capital and higher non-cash charges of $13.6 million, partially offset by $9.9 million of lower net income.  The decrease in cash used for working capital in the three months ended March 31, 2016 is primarily due to lower trade accounts receivable, inventories and receipt of a $12.0 million federal tax refund.

Net cash used in investing activities was $31.8 million, primarily for capital expenditures, offset by $4.9 million of proceeds from asset sales.

Net cash used in financing activities was $26.5 million and reflects $18.0 million of net repayments under the Receivables Credit Facility, $9.7 million quarterly dividend payment and $2.3 million of loan amendment fees, partially offset by $3.6 million of net short-term borrowings under the Revolver.  Net cash provided by financing activities decreased by $41.2 million in the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to $39.0 million of net debt repayments and $2.3 million of loan amendment fees.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2016 cash needs.  The cash needs consist of approximately $30.0 million dividends subject to board approval and any additional working capital needs.  In addition, capital expenditures for the full year are estimated at $115.0 million.

Should the need arise; we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to obtain additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of March 31, 2016, the Company had $10.0 million of borrowings under the Revolver and $472.9 million of remaining Revolver availability, net of outstanding letters of credit.

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

Under our Credit Agreement, at March 31, 2016 we have a Credit Facility consisting of two term loans totaling approximately $1.3 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to the Unused Fee Rate.

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.0% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At March 31, 2016 the weighted average interest rate of the term loans was 2.23 percent.

Under our Receivables Credit Facility, at March 31, 2016 we have $247.6 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests shall accrue yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At March 31, 2016 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.19 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $15.7 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

We are exposed to price fluctuations of certain commodities used in production and distribution. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber (OCC), containerboard, electricity, coal, natural gas and caustic soda. Diesel fuel prices have a direct impact on our Distribution segment. We generally purchase these commodities in each of our segments at market prices and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have one contract to purchase coal at fixed prices through December 31, 2016 and contracts to purchase natural gas through December 2018.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2016. No such contracts were outstanding at March 31, 2016.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2015.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2015.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

April 27, 2016	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)