Form 10-Q
period 2016-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2016-07-27
CIK 1325281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer 	Smaller reporting company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No ☒

There were 96,571,405 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 20, 2016.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART  1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,890	$6,821
Trade accounts receivable (Includes $381,999 at June 30, 2016, and $345,372 at December 31, 2015, associated with the receivables credit facility)	415,131	363,869
Other receivables	12,682	18,732
Inventories	331,642	335,903
Prepaid expenses and other current assets	15,124	28,932
Total current assets	782,469	754,257
Plant, property and equipment, net	1,411,362	1,406,146
Other assets	10,792	12,532
Intangible assets, net	327,235	344,583
Goodwill	704,592	704,592
Total assets	$3,236,450	$3,222,110
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$16,000	$6,400
Dividend payable	9,907	9,862
Accounts payable	182,376	196,491
Accrued expenses	63,864	73,138
Accrued compensation costs	52,215	64,149
Accrued income taxes	2,288	15
Total current liabilities	326,650	350,055
Other liabilities:
Long-term debt (Includes $259,538 at June 30, 2016, and $265,614 at December 31, 2015, associated with the receivables credit facility)	1,537,028	1,543,748
Pension and postretirement benefits	37,830	40,510
Deferred income taxes	420,843	418,479
Other liabilities	44,993	24,038
Total other liabilities	2,040,694	2,026,775
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 175,000,000 shares authorized; 96,530,362 shares issued and outstanding (excluding 40,000 treasury shares) at June 30, 2016 and 96,327,506 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2015	10	10
Additional paid-in-capital	271,530	266,220
Retained earnings	659,789	642,306
Accumulated other comprehensive loss	(62,223)	(63,256)
Total stockholders’ equity	869,106	845,280
Total liabilities and stockholders’ equity	$3,236,450	$3,222,110

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$784,911	$671,255	$1,523,126	$1,217,544
Cost of sales, excluding depreciation and amortization	568,831	470,478	1,102,108	852,676
Depreciation and amortization	46,035	36,996	90,574	72,117
Freight and distribution expenses	70,978	53,891	136,037	97,318
Selling, general, and administrative expenses	55,554	48,481	116,294	86,675
Operating income	43,513	61,409	78,113	108,758

Foreign exchange loss	872	53	975	938
Interest expense, net	10,006	8,515	19,817	14,928
Income before provision for income taxes	32,635	52,841	57,321	92,892
Provision for income taxes	11,913	18,585	20,425	32,536
Net income	$20,722	$34,256	$36,896	$60,356
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(104)	12	(208)	24
Amortization of net loss	620	191	1,241	382
Other comprehensive income, net of tax	516	203	1,033	406
Total comprehensive income	$21,238	$34,459	$37,929	$60,762
Weighted average number of shares outstanding:
Basic	96,517,357	96,269,619	96,458,354	96,196,889
Diluted	97,629,786	97,664,781	97,561,774	97,647,666
Net income per share:
Basic	$0.21	$0.36	$0.38	$0.63
Diluted	$0.21	$0.35	$0.38	$0.62
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$36,896	$60,356
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	72,701	63,659
Amortization of intangible assets	17,873	8,458
Stock-based compensation expense	5,362	6,537
Pension and postretirement	(1,027)	(5,416)
Excess tax (deficiency) / benefit from stock-based compensation	150	(1,511)
Amortization of debt issuance costs	2,375	3,047
(Gain) / loss on disposal of fixed assets	653	210
Deferred income taxes	704	2,451
Change in fair value of contingent consideration liability	3,052	553
Changes in assets and liabilities:
Trade accounts receivable, net	(51,262)	(59,007)
Other receivables	6,137	7,486
Inventories	4,261	(10,194)
Prepaid expenses and other current assets	12,181	(5,537)
Other assets	—	747
Accounts payable	(6,365)	8,765
Accrued expenses and other liabilities	(5,295)	3,567
Accrued compensation costs	(11,934)	(8,052)
Accrued income taxes	3,163	(3,532)
Net cash provided by operating activities	89,625	72,587
Investing activities
Purchase of intangible assets	(1,525)	—
Victory acquisition, net of cash acquired	—	(616,564)
Capital expenditures	(72,373)	(63,711)
Proceeds from the sale of assets	4,856	—
Other	(1,250)	—
Net cash used in investing activities	(70,292)	(680,275)
Financing activities
Proceeds from revolving credit facility	263,700	266,200
Repayments on revolving credit facility	(254,100)	(251,200)
Proceeds from receivables credit facility	21,094	103,735
Repayments on receivables credit facility	(27,170)	(4,962)
Proceeds from long-term debt	—	519,763
Payment of loan amendment fees and debt issuance costs	(2,388)	(10,790)
Proceeds from other current borrowings	—	6,615
Repayments on other current borrowings	—	(2,195)
Cash dividends paid	(19,348)	(19,464)
Payment of withholding taxes on vested stock awards	(786)	(2,448)
Proceeds from exercises of stock options	420	778
Proceeds from shares issued to ESPP	464	415
Excess tax (deficiency) / benefit from stock-based compensation	(150)	1,511
Net cash (used in) provided by financing activities	(18,264)	607,958
Net increase in cash and cash equivalents	1,069	270
Cash and cash equivalents-beginning of period	6,821	28,467
Cash and cash equivalents-end of period	$7,890	$28,737

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.           Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment was established June 1, 2015 concurrent with the acquisition of Victory Packaging, L.P. and its subsidiaries (“Victory”). For more information about our segments, see Note 11, Segment Information.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform with the current period presentation.  Amortization of intangible assets and the fair value of the contingent consideration liability are now separately identified in the Statement of Cash Flows and 2015 was recast to conform to the current year presentation.  These reclassifications did not affect our results of operations, financial position, or cash flows.

2.           Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016). We are currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial position, results of operations and disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 was adopted and it had no material impact on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840), while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for all entities. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial position, results of operations and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2016-9 will have on our financial position, results of operations and disclosures.

3.           Planned Maintenance Outages

Planned maintenance outage costs for the three months ended June 30, 2016 and 2015 totaled $19.0 million and $11.1 million, respectively, and are included in cost of sales.  Outage costs for the three months ended June 30, 2016 and 2015 included an annual planned maintenance outage at the Company’s paper mill in Roanoke Rapids, North Carolina.  In 2016, the outage lasted approximately 9 days with a cost of approximately $8.4 million and resulted in an 11,700 reduction in tons produced. In 2015, the outage lasted approximately 8 days with a cost of approximately $8.0 million and resulted in a 10,400 reduction in tons produced.  In addition, the Longview, Washington paper mill incurred $6.2 million of outage costs for the quarter ended June 30, 2016 compared to $0.2 million for the quarter ended June 30, 2015 primarily due to timing.

Planned maintenance outage costs for the six months ended June 30, 2016 and 2015 totaled $25.6 million and $19.7 million, respectively, and are included in cost of sales.

4.           Inventories

Inventories consist of the following at June 30, 2016 and December 31, 2015, respectively:

	(unaudited)
	June 30,	December 31,
	2016	2015
Raw materials	$92,235	$101,250
Work in process	6,917	6,165
Finished goods	150,756	149,774
Replacement parts and supplies	82,929	79,717
Inventory at FIFO costs	332,837	336,906
LIFO inventory reserves	(1,195)	(1,003)
Inventories	$331,642	$335,903

5.           Short-term Borrowings and Long-term Debt

KapStone and certain of our subsidiaries are parties to a Second Amended and Restated Credit Agreement dated June 1, 2015 (as amended from time to time, the “Credit Agreement”), which provides for a senior secured credit facility (the “Credit Facility”) of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940 million and a Term Loan A-2 in the aggregate amount of $475 million and a $500 million revolving credit facility (the “Revolver”). In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

On February 9, 2016, the Company entered into the First Amendment (“First Amendment”) to the Credit Agreement. The First Amendment modified, among other things, the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to June 30, 2018, and it modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company. The First Amendment also modified the pricing grid applicable to interest rates and the unused commitment fee under the Credit Agreement in order to provide for an additional pricing level based on the total leverage ratio of the Company.

The Company paid approximately $2.3 million of loan amendment fees associated with the First Amendment, which are being amortized over the term of the Credit Agreement using the effective interest method.

Short-term Borrowings

As of June 30, 2016, the Company had $16.0 million of short-term borrowings outstanding under the Revolver which bear interest at 4.25 percent.

As of June 30, 2016, the Company has available borrowings of $466.9 million under the Revolver.

Receivables Credit Facility

On June 8, 2016, the Company entered into Amendment No. 2 to the Receivables Purchase Agreement (the “Amendment to Receivables Purchase Agreement”) amending its Receivables Purchase Agreement dated as of September 26, 2014 (as previously amended, the “Receivables Purchase Agreement”).  In addition, the Company, KapStone Receivables, LLC (“KAR”), KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc. and Victory Packaging, L.P. (collectively, the “Originators”), entered into Amendment No. 2 to the Receivables Sales Agreement (the “Amendment to Receivables

Sales Agreement” and, together with the Amendment to Receivables Purchase Agreement, the “Amendment”).  The Amendment establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization Program”).  The Amendment extended the “Facility Termination Date” (as defined in the Receivable Purchase Agreement) from June 8, 2016 to June 6, 2017.

Under our Securitization Program, the Originators sell, on an ongoing basis without recourse, certain trade receivables to KAR, which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR.  As of June 30, 2016, $382.0 million of our trade accounts receivables were sold to KAR.  KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year $275 million facility (the “Receivables Credit Facility”) for proceeds of $259.5 million. The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of June 30, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of June 30, 2016, the fair value of the Company’s debt approximates the carrying value of $1.6 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 2.1 percent and 1.8 percent for the six months ended June 30, 2016 and June 30, 2015, respectively.

6.           Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2016 was 36.5 percent and 35.6 percent, respectively, compared to 35.2 percent and 35.0 percent for the three and six months ended June 30, 2015. Our tax rate is affected by recurring items such as state income taxes, as well as discrete items that may occur in any given period but are not consistent from period to period. In addition to state income taxes, the domestic manufacturing deduction had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35 percent and our effective income tax rate for both periods. The higher effective income tax rate in the three and six months ended June 30, 2016 includes a provision for an unfavorable state examination adjustment.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax years are 2013 and 2014. The Company has open tax years for state income tax filings generally starting in 2012.

7.           Net Income per Share

The Company’s basic and diluted net income per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$20,722	$34,256	$36,896	$60,356
Weighted-average number of common shares for basic net income per share	96,517,357	96,269,619	96,458,354	96,196,889
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	840,386	1,124,212	813,369	1,153,586
Unvested restricted stock awards	272,043	270,950	290,051	297,191
Weighted-average number of shares for diluted net income per share	97,629,786	97,664,781	97,561,774	97,647,666
Net income per share - basic	$0.21	$0.36	$0.38	$0.63
Net income per share - diluted	$0.21	$0.35	$0.38	$0.62

Approximately 1,798,000 and 800,000 of unexercised stock options were outstanding at June 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

8.           Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension cost (benefit) recognized for the three and six months ended June 30, 2016 and 2015 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost for benefits earned during the quarter	$1,124	$1,215	$2,249	$2,430
Interest cost on projected benefit obligations	7,078	6,901	14,157	13,801
Expected return on plan assets	(9,340)	(10,236)	(18,680)	(20,472)
Amortization of net loss	1,157	534	2,314	1,068
Amortization of prior service cost	24	69	48	138
Net pension cost (benefit)	$43	$(1,517)	$88	$(3,035)

The Company currently does not anticipate making any Pension Plan contributions in 2016. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary Longview employees and their dependents.  The Company anticipates making contributions to its postretirement plans in 2016 as claims are submitted.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula.  For the three months ended June 30, 2016 and 2015, the Company recognized expense of $2.4 million and $5.0 million, respectively, for the Company contributions to the Contribution Plan.  For the six months ended June 30, 2016 and 2015, the Company recognized expense of $6.0 million and $10.0 million, respectively, for the Company contributions to the Contribution Plans.

In March 2016, the Company suspended matching contributions to its Contribution Plans for certain employees.  As a result, contributions were $3.1 million lower in the quarter ended June 30, 2016, and $5.3 million lower for the six months ended June 30, 2016.  This was partially offset by an increase attributable to the inclusion of Victory under the Contributions Plans of $0.5 million for the quarter ended June 30, 2016, and $1.3 million for the six months ended June 30, 2016.

9.         Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock option compensation expense	$952	$1,272	$2,741	$3,222
Restricted stock unit compensation expense	989	1,485	2,621	3,315
Total stock-based compensation expense	$1,941	$2,757	$5,362	$6,537

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
Unrecognized stock option compensation expense	$5,748	$4,217
Unrecognized restricted stock unit compensation expense	6,769	5,094
Total unrecognized stock-based compensation expense	$12,517	$9,311

As of June 30, 2016, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2016	3,265,900	$15.45
Granted	1,237,455	12.72
Exercised	(69,798)	8.88
Lapsed (forfeited or cancelled)	(66,287)	23.61
Outstanding at June 30, 2016	4,367,270	$14.65
Exercisable at June 30, 2016	2,316,810	$10.04	5.0	$11,339

For the three and six months ended June 30, 2016, cash proceeds from the exercise of stock options totaled $0.2 million and $0.4 million, respectively.  For the three and six months ended June 30, 2015, cash proceeds from the exercise of stock options totaled $0.3 million and $0.8 million, respectively.

Restricted Stock

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2016	550,009	$24.60
Granted	384,572	12.72
Vested	(188,934)	14.06
Forfeited	(24,162)	24.47
Outstanding at June 30, 2016	721,485	$21.03

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

The Company's subsidiary, Longview Fibre Paper and Packaging, Inc. (“Longview”), is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the "Site"). The U.S. Environmental Protection Agency ("EPA") asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision ("ROD") for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2019. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site.

There have been no material changes in any of our legal proceedings for the six months ended June 30, 2016.

Contingent Consideration

The Company's contingent consideration obligation relates to the Victory acquisition that was consummated on June 1, 2015 and is considered a Level 3 liability. The fair value of the obligation as of June 30, 2016 and December 31, 2015 was $16.4 million and $13.3 million, respectively.  The fair value of the contingent consideration is driven by the probability of reaching the performance measures through December 1, 2017 required by the purchase agreement and the associated discount rate.  The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the acquisition.  The discount rate is determined by applying a risk premium to a risk-free interest rate.  The total potential payout under this obligation is $25.0 million.

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

Each segment’s profits and losses are measured on operating profits before foreign exchange gains / (losses), net interest expense and income taxes.

	Net Sales				Depreciation
Three Months Ended June 30, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures	Assets (a)
Paper and Packaging:
Containerboard / Corrugated products	$336,300	$20,524	$356,824
Specialty paper	174,209	—	174,209
Other	22,062	—	22,062
Paper and Packaging	$532,571	$20,524	$553,095	$41,082	$38,163	$34,265	$2,507,161
Distribution	252,340	—	252,340	12,336	5,702	932	686,997
Corporate	—	—	—	(9,905)	2,170	1,013	42,292
Intersegment eliminations	—	(20,524)	(20,524)	—	—	—	—
	$784,911	$—	$784,911	$43,513	$46,035	$36,210	$3,236,450

	Net Sales				Depreciation
Three Months Ended June 30, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures	Assets (a)
Paper and Packaging:
Containerboard / Corrugated products	$365,790	$788	$366,578
Specialty paper	189,504	—	189,504
Other	22,563	—	22,563
Paper and Packaging	$577,857	$788	$578,645	$71,844	$34,187	$30,256	$2,553,708
Distribution	93,398	—	93,398	1,720	1,945	243	527,704
Corporate	—	—	—	(12,155)	864	4,450	223,792
Intersegment eliminations	—	(788)	(788)	—	—	—	—
	$671,255	$—	$671,255	$61,409	$36,996	$34,949	$3,305,204

	Net Sales				Depreciation
Six Months Ended June 30, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$660,590	$36,993	$697,583
Specialty paper	348,647	—	348,647
Other	43,374	—	43,374
Paper and Packaging	$1,052,611	$36,993	$1,089,604	$87,323	$75,299	$66,620
Distribution	470,515	—	470,515	13,717	11,363	2,998
Corporate	—	—	—	(22,927)	3,912	2,755
Intersegment eliminations	—	(36,993)	(36,993)	—	—	—
	$1,523,126	$—	$1,523,126	$78,113	90,574	$72,373

	Net Sales				Depreciation
Six Months Ended June 30, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	and Amortization	Capital Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$710,098	$788	$710,886
Specialty paper	368,707	—	368,707
Other	45,341	—	45,341
Paper and Packaging	$1,124,146	$788	$1,124,934	$130,136	$68,664	$56,506
Distribution	93,398	—	93,398	1,720	1,945	243
Corporate	—	—	—	(23,098)	1,508	6,962
Intersegment eliminations	—	(788)	(788)	—	—	—
	$1,217,544	$—	$1,217,544	$108,758	$72,117	$63,711

(a)	The goodwill associated with the Victory acquisition was included in the Corporate segment for the quarter ended June 30, 2015 and was allocated to the Distribution segment as of September 30, 2015.

12.         Subsequent Event

On July 1, 2016, the Company acquired Central Florida Box Corporation (“CFB”) with operations located in Lake Mary, Florida for approximately $15.4 million, net of cash acquired. The acquisition was funded from borrowings on the Company’s Revolver. CFB operates a 191,000 square foot facility, accommodating office, warehouse and manufacturing space. CFB provides design, graphics, manufacturing, assembly, fulfillment, warehousing and distribution services to over 400 customers ranging from small, family-owned companies to large, national corporations.

This acquisition further strengthens the goal of increasing mill integration by up to 20,000 tons.  Acquisition expenses incurred in the second quarter of 2016 totaled approximately $0.2 million.

The purchase price allocation has not been completed due to the timing of the close of the acquisition.

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

Comparison of Results of Operations for the Three Months Ended June 30, 2016 and 2015

(In thousands)

	Three Months Ended June 30,		Increase/	% of Net Sales
	2016	2015	(Decrease)	2016	2015
Paper and packaging	$553,095	$578,645	$(25,550)	70.5%	86.2%
Distribution	252,340	93,398	158,942	32.1%	13.9%
Intersegment Eliminations	(20,524)	(788)	(19,736)	(2.6)%	(0.1)%
Net sales	$784,911	$671,255	$113,656	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	568,831	470,478	98,353	72.5%	70.1%
Depreciation and amortization	46,035	36,996	9,039	5.9%	5.5%
Freight and distribution expenses	70,978	53,891	17,087	9.0%	8.0%
Selling, general, and administrative expenses	55,554	48,481	7,073	7.1%	7.2%
Operating income	$43,513	$61,409	$(17,896)	5.5%	9.2%
Foreign exchange loss	872	53	819	0.1%	—%
Interest expense, net	10,006	8,515	1,491	1.3%	1.3%
Income before provision for income taxes	32,635	52,841	(20,206)	4.1%	7.9%
Provision for income taxes	11,913	18,585	(6,672)	1.5%	2.8%
Net income	$20,722	$34,256	$(13,534)	2.6%	5.1%

Consolidated net sales for the quarter ended June 30, 2016 were $784.9 million compared to $671.3 million for the second quarter of 2015, an increase of $113.6 million, or 16.9 percent.  The increase in net sales was driven by the benefit of a full quarter of owning Victory in 2016 as compared to a partial quarter in 2015.  Victory accounted for approximately $158.9 million of the net sales increase which was partially offset by the Paper and Packaging segment’s decrease in net sales for the quarter ended June 30, 2016.

Paper and Packaging segment net sales decreased by $25.6 million to $553.1 million for the quarter ended June 30, 2016, due to $24.0 million of lower prices and less favorable product mix and $21.0 million of lower domestic volume, partially offset by $19.7 million of increased intersegment sales to Victory and higher export volumes.  Average mill selling price per ton for the quarter ended June 30, 2016 was $624 compared to $667 for the prior year’s quarter, reflecting lower containerboard and kraft paper prices and a less favorable product mix.

Paper and Packaging segment sales to customers by product line were as follows:

	Three Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2016	2015	(Decrease)%		2016	2015	(Decrease)%
Containerboard / Corrugated products	$356,824	$366,578	$(9,754)	(2.7)%	446,691	442,746	3,945	0.9%
Specialty paper	174,209	189,504	(15,295)	(8.1)%	256,758	266,911	(10,153)	(3.8)%
Other	22,062	22,563	(501)	(2.2)%	—	—	—	—
Product sold	$553,095	$578,645	$(25,550)	(4.4)%	703,449	709,657	(6,208)	(0.9)%

Tons of product sold for the Paper and Packaging segment for the quarter ended June 30, 2016 was 703,449 tons compared to 709,657 tons for the quarter ended June 30, 2015, a decrease of 6,208 tons, or 0.9 percent, as follows:

•	Containerboard sales increased by 3,945 tons to 446,691 tons, primarily due to corrugated products sales volume which increased by 4,949 tons primarily due to higher shipments to Victory.

•

Specialty paper sales volume decreased by 10,153 tons to 256,758 tons, primarily due to lower DuraSorb® export shipments of 10,648 tons and lower pulp shipments of 5,646 tons partially offset by higher kraft paper shipments of 6,573 tons.

Distribution segment net sales of $252.3 million reflect sales for Victory, which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2016 was $568.8 million compared to $470.5 million for the second quarter of 2015, an increase of $98.3 million, or 20.9 percent.  Cost of sales increased primarily due to the full quarter of owning Victory in 2016, as compared to a partial quarter in 2015.  Victory accounted for approximately $108.8 million for cost of sales in the quarter.  Excluding the Victory acquisition, cost of sales decreased by $10.5 million, or 2.2 percent, due to $10.2 million of lower sales volume, $4.0 million of deflation for material costs, $3.0 million of productivity gains and $2.2 million due to the suspension of certain employee benefits.  These cost decreases were partially offset by $7.9 million of higher planned maintenance outage costs and $1.0 million of severance expense.  Planned maintenance outage costs of approximately $19.0 million and $11.1 million are included in cost of sales for the quarters ended June 30, 2016 and 2015, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2016 totaled $46.0 million compared to $37.0 million for the quarter ended June 30, 2015.  The increase of $9.0 million was primarily due to $5.2 million from higher capital spending and $3.8 million for the full quarter of owning Victory in 2016, as compared to a partial quarter in 2015, including $3.1 million of amortization expense for acquired intangible assets attributable to the Victory acquisition.

Freight and distribution expenses for the quarter ended June 30, 2016 totaled $71.0 million compared to $53.9 million for the quarter ended June 30, 2015. The increase of $17.1 million was primarily due to $16.1 million for the full quarter of owning Victory in 2016, as compared to a partial quarter in 2015.

Selling, general and administrative expenses for the quarter ended June 30, 2016 totaled $55.6 million compared to $48.5 million for the quarter ended June 30, 2015. The increase of $7.1 million, or 14.6 percent, was primarily due to Victory’s direct selling and administrative expenses of $19.1 million.  Excluding the Victory acquisition, selling, general and administrative expenses decreased by $12.0 million, or 24.7 percent.  The decrease in selling, general and administrative expenses was mainly due to $4.1 million due to the suspension of certain employee benefits (which includes $2.2 million of lower management incentives due to lower earnings), $2.9 million lower salary and benefit related expenses, $2.0 million of Victory acquisition related expenses not incurred in 2016, $0.9 million of lower stock compensation expense, $0.9 million of other items and $0.7 million of lower integration expenses.  These decreases in expense were partially offset by $1.0 million for the change in fair value of the contingent consideration liability related to the Victory acquisition and $0.2 million of CFB acquisition related expenses.  For the quarter ended

June 30, 2016, selling, general and administrative expenses as a percentage of net sales decreased to 7.1 percent from 7.2 percent in the quarter ended June 30, 2015.

Net interest expense for the quarters ended June 30, 2016 and 2015 was $10.0 million and $8.5 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $1.5 million higher in the quarter ended June 30, 2016, primarily due to higher term loan balances associated with the Victory acquisition.

Provision for income taxes for the quarters ended June 30, 2016 and 2015 was $11.9 million and $18.6 million, respectively, reflecting an effective income tax rate of 36.5 percent for the quarter ended June 30, 2016, compared to 35.2 percent for the similar period in 2015. The lower provision for income taxes in 2016 primarily reflects lower pre-tax income of $20.2 million.  The higher tax rate in the second quarter of 2016 included a provision for an unfavorable state tax examination adjustment.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Comparison of Results of Operations for the Six Months Ended June 30, 2016 and 2015

(In thousands)

	Six Months Ended June 30,		Increase/	% of Net Sales
	2016	2015	(Decrease)	2016	2015
Paper and packaging	$1,089,604	$1,124,934	$(35,330)	71.5%	92.4%
Distribution	470,515	93,398	377,117	30.9%	7.7%
Intersegment Eliminations	(36,993)	(788)	(36,205)	(2.4)%	(0.1)%
Net sales	$1,523,126	$1,217,544	$305,582	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,102,108	852,676	249,432	72.4%	70.0%
Depreciation and amortization	90,574	72,117	18,457	5.9%	5.9%
Freight and distribution expenses	136,037	97,318	38,719	8.9%	8.0%
Selling, general and administrative expenses	116,294	86,675	29,619	7.6%	7.1%
Operating income	$78,113	$108,758	$(30,645)	5.2%	9.0%
Foreign exchange loss	975	938	37	0.1%	0.1%
Interest expense, net	19,817	14,928	4,889	1.3%	1.2%
Income before provision for income taxes	57,321	92,892	(35,571)	3.8%	7.7%
Provision for income taxes	20,425	32,536	(12,111)	1.3%	2.7%
Net income	$36,896	$60,356	$(23,460)	2.5%	5.0%

Consolidated net sales for the six months ended June 30, 2016 were $1,523.1 million compared to $1,217.5 million for the six months of 2015, an increase of $305.6 million, or 25.1 percent.  The increase in net sales was driven by the Victory acquisition.  Victory accounted for approximately $377.1 million of the net sales increase which was partially offset by the Paper and Packaging segment’s decrease in net sales for the six months ended June 30, 2016.

Paper and Packaging segment net sales decreased by $35.3 million to $1,089.6 million for the six months ended June 30, 2016, due to $51.9 million of lower prices and less favorable product mix and $21.0 million of lower domestic sales volumes, partially offset by $36.2 million of increased intersegment sales to Victory and higher export volumes.  Average mill selling price per ton for the six months ended June 30, 2016 was $624 compared to $675 for the prior year’s period, reflecting lower containerboard and kraft paper prices and a less favorable product mix.

Paper and Packaging segment sales to customers by product line were as follows:

	Six Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Revenue:	2016	2015	(Decrease)%		2016	2015	(Decrease)%
Containerboard / Corrugated products	$697,583	$710,886	$(13,303)	(1.9)%	880,692	856,074	24,618	2.9%
Specialty paper	348,647	368,707	(20,060)	(5.4)%	515,237	514,637	600	0.1%
Other	43,374	45,341	(1,967)	(4.3)%	—	—	—	—
Product sold	$1,089,604	$1,124,934	$(35,330)	(3.1)%	1,395,929	1,370,711	25,218	1.8%

Tons of product sold for the Paper and Packaging segment for the six months ended June 30, 2016 was 1,395,929 tons compared to 1,370,711 tons for the six months ended June 30, 2015, an increase of 25,218 tons, or 1.8 percent, as follows:

•

Containerboard sales increased by 24,618 tons to 880,692 tons, primarily due to higher export containerboard shipments of 33,403 tons and higher corrugated products sales volume of 8,252 tons.  This was partially offset by lower domestic containerboard shipments of 17,037 tons.

•

Specialty paper sales volume increased by 600 tons to 515,237 tons, primarily due to higher kraft paper shipments of 13,866 tons, pulp shipments of 8,193 tons, and Kraftpak® paper shipments of 2,584 tons.  This was partially offset by lower DuraSorb® shipments of 24,043 tons.

Distribution segment net sales of $470.5 million reflect sales for Victory, which the Company acquired on June 1, 2015.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2016 was $1,102.1 million compared to $852.7 million for the six months ended of 2015, an increase of $249.4 million, or 29.2 percent.  The increase in cost of sales was mainly due to the $270.1 million attributable to Victory.  Excluding the Victory acquisition, cost of sales decreased by $20.7 million, or 2.4 percent, due to $12.5 million of productivity gains, $10.2 million of lower sales volume, $3.0 million of deflation for material costs and $4.4 million due to the suspension of certain employee benefits.  These cost decreases were partially offset by $5.9 million of higher planned maintenance outage costs, $2.5 million of severance expense and $0.9 million of other cost increases.  Planned maintenance outage costs of approximately $25.6 million and $19.7 million are included in cost of sales for the six months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization expense for the six months ended June 30, 2016 totaled $90.6 million compared to $72.1 million for the six months ended June 30, 2015.  The increase of $18.5 million was primarily due to $9.0 million from higher capital spending and $9.4 million attributable to Victory, including $7.9 million of amortization expense for acquired intangible assets.

Freight and distribution expenses for the six months ended June 30, 2016 totaled $136.0 million compared to $97.3 million for the six months ended June, 2015. The increase of $38.7 million was primarily due to $39.0 million attributable to Victory.

Selling, general and administrative expenses for the six months ended June 30, 2016 totaled $116.3 million compared to $86.7 million for the six months ended June 30, 2015. The increase of $29.6 million, or 34.1 percent, was primarily due to Victory’s direct selling and administrative expenses of $46.0 million.  Excluding the Victory acquisition, selling, general and administrative expenses decreased by $16.4 million, or 18.9 percent.  The decrease in selling, general and administrative expenses was mainly due to $8.9 million due to the suspension of certain employee benefits  (which includes $4.2 million of lower management incentives due to lower earnings), $2.9 million lower salary and benefit related expenses, $2.0 million of Victory acquisition related expenses not incurred in 2016, $1.3 million of lower stock compensation expense, $0.9 million of other items and $0.7 million of lower integration expenses.  These decreases in expense were partially offset by $2.6 million for the change in fair value of the contingent consideration liability related to the Victory acquisition, $0.6 million severance expense and $0.2 million of CFB acquisition related expenses.  For the six months ended June 30, 2016, selling, general and administrative expenses as a percentage of net sales increased to 7.6 percent from 7.1 percent in the six months ended June 30, 2015.

Net interest expense for the six months ended June 30, 2016 and 2015 was $19.8 million and $14.9 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $4.9 million higher in the six months ended June 30, 2016, primarily due to higher term loan balances associated with the Victory acquisition.

Provision for income taxes for the six months ended June 30, 2016 and 2015 was $20.4 million and $32.5 million, respectively, reflecting an effective income tax rate of 35.6 percent for the six months ended June 30, 2016, compared to 35.0 percent for the similar period in 2015. The lower provision for income taxes in 2016 primarily reflects lower pre-tax income of $35.6 million.

Liquidity and Capital Resources

Credit Facility

The Company had $466.9 million available under the Revolver at June 30, 2016.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Receivables Credit Facility

On June 8, 2016, the Company entered into Amendment No. 2 to the Receivables Purchase Agreement (the “Amendment to Receivables Purchase Agreement”)  amending its Receivables Purchase Agreement dated as of September 26, 2014 (as previously amended, the “Receivables Purchase Agreement”).  In addition, the Company, KapStone Receivables, LLC (“KAR”), KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc. and Victory (collectively, the “Originators”), entered into Amendment No. 2 to the Receivables Sales Agreement (the “Amendment to Receivables Sales Agreement” and together with the Amendment to Receivables Purchase Agreement, the “Amendment”).  The Amendment establish the primary terms and conditions of an accounts receivable securitization program (the “Securitization Program”).  The Amendment extended the “Facility Termination Date” (as defined in the Receivable Purchase Agreement) from June 8, 2016 to June 6, 2017.

As of June 30, 2016, the Company had $259.5 million of outstanding borrowings under its $275.0 million Receivables Credit Facility with an interest rate of 1.2 percent.

Debt Covenants

As of June 30, 2016, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each such quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On June 30, 2016, the maximum permitted leverage ratio was 4.50 to 1.00. On June 30, 2016, the Company was in compliance with a leverage ratio of 3.98 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended June 30, 2016, the interest coverage ratio was required to be at least 3.00 to 1.00. On June 30, 2016, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 11.71 to 1.00.

As of June 30, 2016, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2016, is projected to be 34.4 percent.  The cash tax rate for 2016 is projected to be 26 percent.

Sources and Uses of Cash

Six months ended June 30 ($ in thousands)	2016	2015	Incr / (Dcr)
Operating activities	$89,625	$72,587	$17,038
Investing activities	(70,292)	(680,275)	609,983
Financing activities	(18,264)	607,958	(626,222)
Total change in cash and cash equivalents	$1,069	$270	$799

Cash and cash equivalents increased by $1.1 million from December 31, 2015, reflecting $89.6 million of net cash provided by operating activities, $70.3 million of net cash used in investing activities and $18.3 million of net cash used in financing activities in the first six months of 2016.

Net cash provided by operating activities was $89.6 million, comprised primarily of net income for the first six months of $36.9 million and non-cash charges of $101.8 million.  Changes in operating assets and liabilities used $49.1 million of cash. Net cash provided by operating activities increased by $17.0 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to a $16.6 million decrease in cash used for working capital and higher non-cash charges of $23.9 million, partially offset by $23.5 million of lower net income.  The decrease in cash used for working capital in the six months ended June 30, 2016 compared to 2015 is primarily due to lower inventory and trade accounts receivables partially offset by lower trade accounts payable.

Net cash used in investing activities includes $72.4 million for capital expenditures and $2.8 million of other investing activities, partially offset by $4.9 million of proceeds from asset sales.  Net cash used by investing activities decreased by $610.0 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, mainly due to the acquisition of Victory in 2015.

Net cash used in financing activities was $18.3 million and reflects $6.1 million of net repayments under the Receivables Credit Facility, $19.3 million of quarterly dividend payments and $2.4 million of loan amendment fees, partially offset by $9.6 million of net short-term borrowings under the Revolver.  Net cash provided by financing activities decreased by $626.2 million in the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to higher net borrowings in 2015 as a result of the Victory acquisition.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2016 cash needs.  The cash needs consist of approximately $19.0 million for additional dividend payments, which are subject to board approval, and any additional working capital needs.  In addition, capital expenditures for the full year are estimated at $125.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of June 30, 2016, the Company had $16.0 million of borrowings under the Revolver and $466.9 million of remaining Revolver availability, net of outstanding letters of credit.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.  The Company established KAR, a special purpose entity, in connection with the Receivables Credit Facility, which is consolidated as part of our financial statements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices and other market-driven rates or prices.

Under our Credit Agreement, at June 30, 2016 we have a Credit Facility consisting of two term loans totaling approximately $1.3 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At June 30, 2016 the weighted average interest rate of the term loans was 2.3 percent.

Under our Receivables Credit Facility, at June 30, 2016 we have $259.5 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At June 30, 2016 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.2 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $15.8 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2016. No such contracts were outstanding at June 30, 2016.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.14

Amendment No. 2 to Receivables Purchase Agreement, dated as of June 8, 2016, by and among the Company, as the Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A. as Administrative Agent.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2016.

10.15

Amendment No. 2 to Receivables Sale Agreement, dated as of June 8, 2016, by and among the Company, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2016.

10.16*	2016 Incentive Plan. Incorporated by reference to Annex A to Registrant’s Definitive Proxy Statement filed on March 28, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

*      Management compensatory plan or arrangement.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

July 27, 2016	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)