Form 10-Q
period 2016-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2016-11-01
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐  No  ☒

There were 96,627,341 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 19, 2016.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,449	$6,821
Trade accounts receivable (Includes $356,945 at September 30, 2016, and $345,372 at December 31, 2015, associated with the receivables credit facility)	388,520	363,869
Other receivables	16,398	18,732
Inventories	347,450	335,903
Prepaid expenses and other current assets	12,911	28,932
Total current assets	774,728	754,257
Plant, property and equipment, net	1,419,035	1,406,146
Other assets	22,765	12,532
Intangible assets, net	321,923	344,583
Goodwill	705,617	704,592
Total assets	$3,244,068	$3,222,110
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$11,500	$6,400
Dividend payable	9,987	9,862
Accounts payable	210,987	196,491
Accrued expenses	66,501	73,138
Accrued compensation costs	48,680	64,149
Accrued income taxes	8,052	15
Total current liabilities	355,707	350,055
Other liabilities:
Long-term debt (Includes $269,503 at September 30, 2016, and $265,614 at December 31, 2015, associated with the receivables credit facility)	1,484,373	1,543,748
Pension and postretirement benefits	36,443	40,510
Deferred income taxes	420,669	418,479
Other liabilities	53,336	24,038
Total other liabilities	1,994,821	2,026,775
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,624,550 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2016 and 96,327,506 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2015	10	10
Additional paid-in-capital	274,176	266,220
Retained earnings	681,061	642,306
Accumulated other comprehensive loss	(61,707)	(63,256)
Total stockholders’ equity	893,540	845,280
Total liabilities and stockholders’ equity	$3,244,068	$3,222,110

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$776,636	$807,563	$2,299,762	$2,025,107
Cost of sales, excluding depreciation and amortization	548,811	569,267	1,650,919	1,421,943
Depreciation and amortization	44,954	42,500	135,528	114,617
Freight and distribution expenses	71,750	70,623	207,787	167,941
Selling, general, and administrative expenses	56,113	63,577	172,407	150,252
Operating income	55,008	61,596	133,121	170,354
Foreign exchange loss	543	766	1,518	1,704
Loss on debt extinguishment	679	628	679	628
Interest expense, net	10,148	9,528	29,965	24,456
Income before provision for income taxes	43,638	50,674	100,959	143,566
Provision for income taxes	12,620	16,468	33,045	49,004
Net income	$31,018	$34,206	$67,914	$94,562
Other comprehensive income, net of tax
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(104)	12	(312)	36
Amortization of net loss	620	192	1,861	574
Other comprehensive income, net of tax	516	204	1,549	610
Total comprehensive income	$31,534	$34,410	$69,463	$95,172

Weighted average number of shares outstanding:
Basic	96,581,703	96,310,998	96,499,771	96,235,404
Diluted	97,888,469	97,629,641	97,639,370	97,631,247
Net income per share:
Basic	$0.32	$0.36	$0.70	$0.98
Diluted	$0.32	$0.35	$0.70	$0.97
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$67,914	$94,562
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	110,143	98,010
Amortization of intangible assets	25,385	16,607
Stock-based compensation expense	7,188	8,122
Pension and postretirement	(1,588)	(8,379)
Excess tax (deficiency) / benefit from stock-based compensation	150	(1,518)
Amortization of debt issuance costs	3,625	4,364
Loss on debt extinguishment	679	628
Loss on disposal of fixed assets	3,156	5
Deferred income taxes	220	6,441
Change in fair value of contingent consideration liability	4,579	2,053
Changes in assets and liabilities:
Trade accounts receivable, net	(23,010)	(27,022)
Other receivables	1,949	2,744
Inventories	(11,086)	(5,639)
Prepaid expenses and other current assets	14,399	(2,595)
Other assets	(995)	(153)
Accounts payable	16,926	(11,005)
Accrued expenses and other liabilities	(650)	6,345
Accrued compensation costs	(15,524)	912
Accrued income taxes	8,927	(7,834)
Net cash provided by operating activities	212,387	176,648

Investing activities
Equity method investments	(11,750)	—
Purchase of intangible assets	(2,025)	—
Acquisitions, net of cash acquired	(15,438)	(617,046)
Capital expenditures	(99,246)	(94,895)
Proceeds from the sale of assets	4,881	—
Net cash used in investing activities	(123,578)	(711,941)

Financing activities
Proceeds from revolving credit facility	353,200	268,200
Repayments on revolving credit facility	(348,100)	(266,200)
Proceeds from receivables credit facility	36,556	112,961
Repayments on receivables credit facility	(32,667)	(18,449)
Proceeds from long-term debt	—	519,763
Repayments on long-term debt	(64,687)	(64,688)
Payment of loan amendment fees and debt issuance costs	(2,250)	(10,790)
Proceeds from other current borrowings	—	6,615
Repayment on other current borrowings	—	(4,401)
Cash dividends paid	(29,001)	(29,098)
Payment of withholding taxes on vested stock awards	(841)	(2,460)
Proceeds from exercises of stock options	788	778
Proceeds from shares issued to ESPP	971	844
Excess tax (deficiency) / benefit from stock-based compensation	(150)	1,518
Net cash (used in) provided by financing activities	(86,181)	514,593

Net increase (decrease) in cash and cash equivalents	2,628	(20,700)
Cash and cash equivalents-beginning of period	6,821	28,467
Cash and cash equivalents-end of period	$9,449	$7,767

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment was established June 1, 2015 concurrent with the acquisition of Victory Packaging, L.P. and its subsidiaries (“Victory”).  For more information about our segments, see Note 12, Segment Information.

In 2016, the Company entered into two joint venture agreements that are accounted for using the equity method.

In these consolidated financial statements, certain amounts in prior periods’ consolidated financial statements have been reclassified to conform to the current period presentation. Amortization of intangible assets and the fair value of the contingent consideration liability are now separately identified in the Statement of Cash Flows and the presentation of Cash Flows for 2015 has been recast to conform to the current year presentation.  These reclassifications did not affect our results of operations, financial position, or cash flows.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 was adopted during the interim period ended March 31, 2016, and it had no material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test.  The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December

15, 2016.  Early adoption is permitted.  The Company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted.  We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our financial position, results of operations and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our cash flows and disclosures.

3.                                      Acquisition and Equity Method Investments

Acquisition

On July 1, 2016, the Company acquired 100 percent of the common stock of Central Florida Box Corporation (“CFB”), a corrugated products manufacturer located near Orlando, Florida, for $15.4 million, net of cash acquired. Sales and total assets of CFB are not material to KapStone. Operating results of the acquisition since July 1, 2016 are included in the Company’s Paper and Packaging segment operating results. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $10.5 million has been allocated to plant, property and equipment, $1.7 million to net working capital, $1.0 million to goodwill (which is deductible for tax purposes) and $2.2 million to customer relationships (to be amortized over a life of 10 years). The purchase price allocation is preliminary pending further review by management of the fair value assigned to long-lived assets.

Transaction fees and expenses for the CFB acquisition related to due diligence, advisory and legal services have been expensed as incurred.  These expenses were $0.6 million and $0.8 million, for the three and nine month periods ended September 30, 2016, respectively, and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Equity Method Investments

In September of 2016, the Company made a $10.5 million investment for a 49 percent equity interest in a sheet feeder operation located in Florida.  In April of 2016, the Company made a $1.25 million investment for a 20 percent equity interest in a sheet feeder operation located in California.  These investments are expected to increase the Company’s vertical integration by over 60,000 tons per year and will ramp up to that level over eighteen months.

New Plant Start-up

In May of 2016, the Company began building a new sheet plant in Ontario, California with a total estimated cost of approximately $14.0 million.  The Company signed a 10 year lease agreement with a total commitment of approximately $9.0 million.  The new sheet plant is expected to be manufacturing boxes by January 2017 and is intended to primarily supply the Company’s Victory Packaging operations in Southern California as well as other KapStone customers.

4.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended September 30, 2016 and 2015 totaled $3.8 million and $4.4 million, respectively, and are included in cost of sales.

Planned maintenance outage costs for the nine months ended September 30, 2016 and 2015 totaled $29.4 million and $24.1 million, respectively, and are included in cost of sales. Included in the outage costs for the nine months ended September 30, 2016 and 2015 was the annual planned maintenance outage at the Company’s paper mill in Roanoke Rapids, North Carolina.  In 2016, the outage lasted approximately 9 days, with a cost of approximately $8.4 million, and resulted in an 11,700 reduction in tons produced. In 2015, the outage lasted approximately 8 days, with a cost of approximately $8.0 million, and resulted in a 10,400 reduction in tons produced.  In addition, the Longview, Washington paper mill incurred $11.9 million of outage costs for the nine months ended September 30, 2016 compared to $9.8 million for the nine months ended September 30, 2015.

5.                                      Inventories

Inventories consist of the following at September 30, 2016 and December 31, 2015, respectively:

	(unaudited)
	September 30,	December 31,
	2016	2015
Raw materials	$100,048	$101,250
Work in process	7,022	6,165
Finished goods	155,545	149,774
Replacement parts and supplies	84,815	79,717
Inventory at FIFO costs	347,430	336,906
LIFO inventory reserves	20	(1,003)
Inventories	$347,450	$335,903

6.                                      Short-term Borrowings and Long-term Debt

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

In September of 2016, the Company made a voluntary prepayment on its term loans under the Credit Facility of $64.7 million and as a result, $0.7 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Short-term Borrowings

As of September 30, 2016, the Company had $11.5 million of short-term borrowings outstanding under the Revolver, which bear interest at 4.25 percent.

As of September 30, 2016, the Company has available borrowing capacity of $471.3 million under the Revolver.

Receivables Credit Facility

On June 8, 2016, the Company entered into Amendment No. 2 to the Receivables Purchase Agreement (the “Amendment to Receivables Purchase Agreement”)  amending its Receivables Purchase Agreement dated as of September 26, 2014 (as previously amended, the “Receivables Purchase Agreement”).  In addition, the Company, KapStone Receivables, LLC (“KAR”), KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc. and Victory (collectively, the “Originators”), entered into Amendment No. 2 to the Receivables Sales Agreement (the “Amendment to Receivables Sales Agreement” and, together with the Amendment to Receivables Purchase Agreement, the “Amendment”).  The Receivables Purchase Agreement and Receivables Sales Agreement, as amended by the Amendment, establishes the primary terms and conditions of an accounts receivable securitization program (the “Securitization Program”).  The Amendment extended the “Facility Termination Date” (as defined in the Receivable Purchase Agreement) from June 8, 2016 to June 6, 2017.

Under our Securitization Program, the Originators sell, on an ongoing basis without recourse, certain trade receivables to KAR, which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR.  As of September 30, 2016, $356.9 million of our trade accounts receivables were sold to KAR.  KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year $275 million facility (the “Receivables Credit Facility”) for proceeds of $269.5 million.  The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of September 30, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of September 30, 2016, the fair value of the Company’s debt approximates the carrying value of $1.5 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 2.15 percent and 1.82 percent for the nine months ended September 30, 2016 and September 30, 2015, respectively.

7.                                      Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2016 was 28.9 percent and 32.7 percent, respectively, compared to 32.5 percent and 34.1 percent for the three and nine months ended September 30, 2015.  The lower effective income tax rate in the three months ended September

30, 2016 is driven by a favorable $1.4 million return-to-provision adjustment from the Company’s recently filed 2015 federal income tax return.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2013 and 2014.  The Company has open tax years for state income tax filings generally starting in 2012.

8.                                      Net Income per Share

The Company’s basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015 is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$31,018	$34,206	$67,914	$94,562
Weighted-average number of common shares for basic net income per share	96,581,703	96,310,998	96,499,771	96,235,404
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	942,090	1,030,234	840,281	1,112,767
Unvested restricted stock awards	364,676	288,409	299,318	283,076

Weighted-average number of shares for diluted net income per share	97,888,469	97,629,641	97,639,370	97,631,247

Net income per share - basic	$0.32	$0.36	$0.70	$0.98
Net income per share - diluted	$0.32	$0.35	$0.70	$0.97

Approximately 1,100,000 of unexercised stock options were outstanding for both of the three month periods ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Approximately 1,809,000 and 900,000 of unexercised stock options were outstanding for the nine month periods ended September 30, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension cost (benefit) recognized for the three and nine months ended September 30, 2016 and 2015 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost for benefits earned during the quarter	$1,125	$1,215	$3,374	$3,645
Interest cost on projected benefit obligations	7,079	6,900	21,236	20,701
Expected return on plan assets	(9,340)	(10,236)	(28,020)	(30,708)
Amortization of net loss	1,157	533	3,471	1,601
Amortization of prior service cost	24	69	72	207
Net pension cost (benefit)	$45	$(1,519)	$133	$(4,554)

The Company currently does not anticipate making any Pension Plan contributions in 2016. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary Longview employees and their dependents.  The Company anticipates making contributions to its’ postretirement plans in 2016 as claims are submitted.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended September 30, 2016 and 2015, the Company recognized expense of $2.5 million and $5.5 million, respectively, for matching contributions.  For the nine months ended September 30, 2016 and 2015, the Company recognized expense of $8.5 million and $15.5 million, respectively, for matching contributions.

In March 2016, the Company suspended matching contributions to its Contribution Plans for certain employees.  As a result, contributions were $3.2 million lower in the quarter ended September 30, 2016, and $8.5 million lower for the nine months ended September 30, 2016, compared to the same period in 2015.  This was partially offset by an increase attributable to the inclusion of Victory under the Contribution Plans of $0.2 million for the quarter ended September 30, 2016, and $1.5 million for the nine months ended September 30, 2016 compared to 2015.

10.                               Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock option compensation expense	$928	$826	$3,669	$4,048
Restricted stock unit compensation expense	898	759	3,519	4,074
Total stock-based compensation expense	$1,826	$1,585	$7,188	$8,122

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
Unrecognized stock option compensation expense	$4,791	$4,217
Unrecognized restricted stock unit compensation expense	5,819	5,094
Total unrecognized stock-based compensation expense	$10,610	$9,311

As of September 30, 2016, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.1 years and 2.0 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2016	3,265,900	$15.45
Granted	1,263,078	12.77
Exercised	(107,194)	9.77
Lapsed (forfeited or cancelled)	(95,897)	22.80
Outstanding at September 30, 2016	4,325,887	$14.64

Exercisable at September 30, 2016	2,321,008	$10.20	4.7	$23,002

For the three and nine months ended September 30, 2016, cash proceeds from the exercise of stock options totaled $0.4 million and $0.8 million, respectively.  No options were exercised in the three months ended September 30, 2015.  For the nine months ended September 30, 2015, cash proceeds from the exercise of stock options totaled $0.8 million.

Restricted Stock

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2016	550,009	$24.60
Granted	392,696	12.68
Vested	(210,988)	14.87
Forfeited	(31,006)	23.49
Outstanding at September 30, 2016	700,711	$20.89

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

The Company’s subsidiary, Longview Fibre Paper and Packaging, Inc. (“Longview”), is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a

Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2019. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site.

There have been no material changes in any of our legal proceedings for the nine months ended September 30, 2016.

Contingent Consideration

The Company’s contingent consideration obligation relates to the Victory acquisition that was consummated on June 1, 2015 and is considered a Level 3 liability.  The fair value of the obligation as of September 30, 2016 and December 31, 2015 was $17.9 million and $13.3 million, respectively.  The fair value of the contingent consideration is driven by the probability of reaching the performance measures through December 1, 2017 required by the purchase agreement and the associated discount rate.  The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the acquisition.  The discount rate is determined by applying a risk premium to a risk-free interest rate.  The total potential payout under this obligation is $25.0 million.

12.                               Segment Information

Paper and Packaging:  This segment manufactures and sells a wide variety of container board, corrugated products and specialty paper for industrial and consumer markets.

Distribution: Through Victory, a North American distributor of packaging materials, with more than 60 distribution centers located in the United States, Mexico and Canada, the Company provides packaging materials and related products to a wide variety of customers.

Each segment’s profits and losses are measured on operating profits before foreign exchange gains / (losses), loss on debt extinguishment, net interest expense and income taxes.

	Net Sales			Operating Income	Depreciation and	Capital
Three Months Ended September 30, 2016	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$342,386	$18,674	$361,060
Specialty paper	169,331	—	169,331
Other	21,845	—	21,845
Paper and Packaging	$533,562	$18,674	$552,236	$57,731	$37,491	$24,900	$2,526,342
Distribution*	243,074	—	243,074	8,230	5,795	936	676,350
Corporate	—	—	—	(10,953)	1,668	1,037	41,376
Intersegment eliminations	—	(18,674)	(18,674)	—	—	—	—
	$776,636	$—	$776,636	$55,008	$44,954	$26,873	$3,244,068

	Net Sales			Operating Income	Depreciation and	Capital
Three Months Ended September 30, 2015	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$358,216	$7,628	$365,844
Specialty paper	179,451	—	179,451
Other	21,768	—	21,768
Paper and Packaging	$559,435	$7,628	$567,063	$60,185	$36,059	$25,448	$2,524,562
Distribution *	248,128	—	248,128	11,139	5,522	1,283	683,555
Corporate	—	—	—	(9,728)	919	4,453	41,818
Intersegment eliminations	—	(7,628)	(7,628)	—	—	—	—
	$807,563	$—	$807,563	$61,596	$42,500	$31,184	$3,249,935

				Operating	Depreciation
	Net Sales			Income	and	Capital
Nine Months Ended September 30, 2016	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$1,002,995	$55,667	$1,058,662
Specialty paper	517,977	—	517,977
Other	65,201	—	65,201
Paper and Packaging	$1,586,173	$55,667	$1,641,840	$145,054	$112,790	$91,520
Distribution *	713,589	—	713,589	21,947	17,158	3,934
Corporate	—	—	—	(33,880)	5,580	3,792
Intersegment eliminations	—	(55,667)	(55,667)	—	—	—
	$2,299,762	$—	$2,299,762	$133,121	$135,528	$99,246

	Net Sales			Operating Income	Depreciation and	Capital
Nine Months Ended September 30, 2015	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$1,068,315	$8,416	$1,076,731
Specialty paper	548,157	—	548,157
Other	67,109	—	67,109
Paper and Packaging	$1,683,581	$8,416	$1,691,997	$190,321	$104,723	$81,954
Distribution *	341,526	—	341,526	12,859	7,467	1,526
Corporate	—	—	—	(32,826)	2,427	11,415
Intersegment eliminations	—	(8,416)	(8,416)	—	—	—
	$2,025,107	$—	$2,025,107	$170,354	$114,617	$94,895

* Reflects acquisition of Victory Packaging on June 1, 2015.

13.                               Subsequent Event

On Thursday October 6th, the Company began to prepare for Hurricane Matthew at the North Charleston, South Carolina mill with an orderly shutdown of the paper machines with only essential positions on staff at the mill.  The storm made landfall on Saturday, October 8th.  The mill began starting the machines back up on Sunday, October 9th and was in full operation by Tuesday, October 11th.  In total, the mill was idle for a total of 4 days with a production loss of approximately 10,000 tons with an estimated overall unfavorable impact to operating income of approximately $5.0 million.

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

Executive Summary

Consolidated net sales for the quarter ended September 30, 2016 were $776.6 million compared to $807.6 million for the third quarter of 2015, a decrease of $31.0 million, or 3.8 percent, primarily due to index-driven lower domestic containerboard prices, lower export containerboard and kraft paper prices and a less favorable product mix.

Consolidated net income for the quarter ended September 30, 2016 was $31.0 million, or $0.32 per diluted share, compared with $34.2 million, or $.035 per diluted share, for the same period in 2015.  Earnings per share for the current quarter included a charge of $0.01 per diluted share for market downtime.

Paper and Packaging operating income results for the current quarter decreased $2.5 million, primarily due to $31.0 million of lower prices and less favorable product mix, and $1.9 million of market downtime.  These decreases were partially offset by $14.1 million due to the Longview mill work stoppage in 2015, $3.6 million of savings due to the suspension of certain employee benefits, $2.9 million of lower management incentives due to lower earnings, $6.1 million of productivity gains, $1.5 million of lower severance expenses and $0.6 million of lower planned outage costs.

Distribution operating income results for the current quarter decreased $2.9 million, primarily due to a $3.1 million decrease in supplier rebate income due to timing and $1.3 million lower sales volume, partially offset by the 2015 purchase accounting inventory step-up adjustment of $1.9 million.

During the first nine months of 2016, consolidated net sales were $2,299.8 million compared to $2,025.1 million for the nine months of 2015, an increase of $274.7 million, or 13.6 percent.  The increase in net sales was driven by the Victory acquisition.  Victory accounted for approximately $377.1 million of the net sales increase, which was partially offset by the Paper and Packaging segment’s decrease in net sales for the period.

During the first nine months of 2016, consolidated net income was $67.9 million, or $0.70 per diluted share, compared with $94.6 million, or $0.97 per diluted share, for the same period of 2015.

Paper and Packaging operating income results for the nine months ended September 30, 2016, decreased $45.3 million, primarily due to $83.3 million of lower prices and less favorable product mix and $5.3 million of higher planned maintenance outage costs, partially offset by $10.3 million of savings due to the suspension of certain employee benefits, $9.2 million of lower management incentives due to lower earnings, and $14.1 million due to the Longview mill work stoppage in 2015.

Distribution operating income results for the nine months ended September 30, 2016, increased $9.1 million.  The increase in operating income was primarily driven by the benefit of owning Victory for nine months in 2016 as compared to four months in 2015.  This benefit accounted for $5.7 million of the increase as well as the 2015 purchase accounting inventory step-up adjustment of $5.8 million.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2016 and 2015

(In thousands)

	Three Months Ended September 30,		Increase/	% of Net Sales
	2016	2015	(Decrease)	2016	2015

Paper and packaging	$552,236	$567,063	$(14,827)	71.1%	70.2%
Distribution	243,074	248,128	(5,054)	31.2%	30.7%
Intersegment Eliminations	(18,674)	(7,628)	(11,046)	(2.4)%	(0.9)%
Net sales	$776,636	$807,563	$(30,927)	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	548,811	569,267	(20,456)	70.7%	70.5%
Depreciation and amortization	44,954	42,500	2,454	5.8%	5.3%
Freight and distribution expenses	71,750	70,623	1,127	9.2%	8.7%
Selling, general, and administrative expenses	56,113	63,577	(7,464)	7.2%	7.9%
Operating income	$55,008	$61,596	$(6,588)	7.1%	7.6%
Foreign exchange loss	543	766	(223)	0.1%	0.1%
Loss on debt extinguishment	679	628	51	0.1%	0.1%
Interest expense, net	10,148	9,528	620	1.3%	1.2%
Income before provision for income taxes	43,638	50,674	(7,036)	5.6%	6.3%
Provision for income taxes	12,620	16,468	(3,848)	1.6%	2.0%
Net income	$31,018	$34,206	$(3,188)	4.0%	4.2%

Paper and Packaging segment net sales decreased by $14.8 million to $552.2 million for the quarter ended September 30, 2016 due to $31.0 million of lower prices and less favorable product mix, partially offset by $11.0 million of increased intersegment sales to Victory and $5.4 million of higher volume, primarily containerboard.  Average mill selling price per ton for the quarter ended September 30, 2016 was $626 compared to $671 for the prior year’s quarter, reflecting index driven lower domestic containerboard prices and lower prices for export containerbard and export kraft paper prices and a less favorable product mix.

Distribution segment net sales decreased by $5.1 million to $243.1 million for the quarter ended September 30, 2016, as a result of lower volume.

In the third quarter of 2016, the Company announced a $50 per ton price increase for North American containerboard effective for shipments beginning October 1, 2016 and a 8 to 10 percent increase for corrugated products effective for shipments beginning November 1, 2016.

Paper and Packaging segment sales by product line for the quarter ended September 30, 2016 and 2015 were as follows:

	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2016	2015	(Decrease)%		2016	2015	(Decrease)%
Containerboard / Corrugated products	$361,060	$365,844	$(4,784)	(1.3)%	450,924	434,192	16,732	3.9%
Specialty paper	169,331	179,451	(10,120)	(5.6)%	248,862	253,051	(4,189)	(1.7)%
Other	21,845	21,768	77	0.4%	—	—	—
Product sold	$552,236	$567,063	$(14,827)	(2.6)%	699,786	687,243	12,543	1.8%

Tons of product sold for the Paper and Packaging segment quarter ended September 30, 2016 was 699,786 tons compared to 687,243 tons for the quarter ended September 30, 2015, an increase of 12,543 tons, or 1.8 percent, as follows:

•                  Containerboard / Corrugated products for the quarter increased 16,732 tons primarily due to an increase in domestic and export containerboard shipments of 12,113 tons and 7,201 tons, respectively. This was partially offset by a decrease in corrugated product shipments of 2,582 tons.  Total tons includes shipments to the distribution segment of 22,101 tons in the current quarter.

•                  Specialty paper decrease in tons sold for the quarter was primarily due to a decrease in DuraSorb shipments of 18,351 tons partially offset by an increase in kraft paper shipments of 7,499 tons and higher pulp shipments of 7,285.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2016 was $548.8 million compared to $569.3 million for the third quarter of 2015, a decrease of $20.5 million, or 3.6 percent.  The decrease in cost of sales was mainly due to $14.1 million of 2015 Longview mill work stoppage costs not incurred in 2016, $4.2 million of productivity gains, $1.4 million of savings due to the suspension of certain employee benefits, $0.6 million of lower management incentives due to lower earnings and $0.6 million lower planned outage costs.  These cost decreases were partially offset by $1.9 million of market downtime.  Planned maintenance outage costs of approximately $3.8 million and $4.4 million are included in cost of sales for the quarters ended September 30, 2016 and 2015, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2016 totaled $45.0 million compared to $42.5 million for the quarter ended September 30, 2015.  The increase of $2.5 million was primarily due to higher capital spending.

Freight and distribution expenses for the quarter ended September 30, 2016 totaled $71.8 million compared to $70.6 million for the quarter ended September 30, 2015. The increase of $1.2 million was primarily due to higher sales volume, partially offset by lower fuel costs and customer mix.

Selling, general and administrative expenses for the quarter ended September 30, 2016 totaled $56.1 million compared to $63.6 million for the quarter ended September 30, 2015. The decrease of $7.5 million, or 11.8 percent, was primarily due to $3.0 million of lower management incentives due to lower earnings and $2.4 million due the suspension of certain employee benefits.  These decreases in expense were partially offset by a $1.2 million increase for the long-term incentive plan related to the Victory acquisition and $0.6 million of CFB acquisition related expenses.  For the quarter ended September 30, 2016, selling, general and administrative expenses as a percentage of net sales decreased to 7.2 percent from 7.9 percent in the quarter ended September 30, 2015.

Loss on debt extinguishment for the quarters ended September 30, 2016 and 2015 totaled $0.7 million and $0.6 million, respectively, due to repayments on the term loans under the Credit Facility.

Net interest expense for the quarters ended September 30, 2016 and 2015 was $10.1 million and $9.5 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $0.6 million higher in the quarter ended September 30, 2016, primarily due to higher interest rates.

Provision for income taxes for the quarters ended September 30, 2016 and 2015 was $12.6 million and $16.5 million, respectively, reflecting an effective income tax rate of 28.9 percent for the quarter ended September 30, 2016, compared to 32.5 percent for the similar period in 2015. The lower provision for income taxes in 2016 primarily reflects lower pre-tax income of $7.0 million and a $1.4 million favorable return to provision adjustment in the current quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2016 and 2015

(In thousands)

	Nine Months Ended September 30,		Increase/	% of Net Sales
	2016	2015	(Decrease)	2016	2015
Paper and packaging	$1,641,840	$1,691,997	$(50,157)	71.4%	83.6%
Distribution	713,589	341,526	372,063	31.0%	16.9%
Intersegment Eliminations	(55,667)	(8,416)	(47,251)	(2.4)%	(0.4)%
Net sales	$2,299,762	$2,025,107	$274,655	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,650,919	1,421,943	228,976	71.8%	70.2%
Depreciation and amortization	135,528	114,617	20,911	5.9%	5.7%
Freight and distribution expenses	207,787	167,941	39,846	9.0%	8.3%
Selling, general, and administrative expenses	172,407	150,252	22,155	7.5%	7.4%
Operating income	$133,121	$170,354	$(37,233)	5.8%	8.4%
Foreign exchange loss	1,518	1,704	(186)	0.1%	0.1%
Loss on debt extinguishment	679	628	51	0.0%	0.0%
Interest expense, net	29,965	24,456	5,509	1.3%	1.2%
Income before provision for income taxes	100,959	143,566	(42,607)	4.4%	7.1%
Provision for income taxes	33,045	49,004	(15,959)	1.4%	2.4%
Net income	$67,914	$94,562	$(26,648)	3.0%	4.7%

Paper and Packaging segment net sales for the nine months ended September 30, 2016 decreased by $50.2 million to $1,641.8 million due to $83.3 million of lower prices and a less favorable product mix and $13.0 million of lower domestic sales volumes, partially offset by $47.3 million of increased intersegment sales to Victory and higher export volumes.  Average mill selling price per ton for the nine months ended September 30, 2016 was $625 compared to $673 for the prior year’s period, reflecting index driven lower containerboard prices and export kraft paper prices and a less favorable product mix.

Distribution segment net sales for the nine months ended September 30, 2016 increased by $372.1 million to $713.6 million.  The increase in net sales was primarily driven by the benefit of owning Victory for the nine months in 2016 as compared to four months in 2015.  This benefit accounted for approximately $377.1 million of the increase.  This increase was partially offset by $5.1 million of lower volume.

Paper and Packaging segment sales to customers by product line were as follows:

	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2016	2015	(Decrease)%		2016	2015	(Decrease)%
Containerboard / Corrugated products	$1,058,662	$1,076,731	$(18,069)	(1.7)%	1,331,613	1,290,921	40,692	3.2%
Specialty paper	517,977	548,157	(30,180)	(5.5)%	764,099	767,688	(3,589)	(0.5)%
Other	65,201	67,109	(1,908)	(2.8)%	—	—	—
Product sold	$1,641,840	$1,691,997	$(50,157)	(3.0)%	2,095,712	2,058,609	37,103	1.8%

Tons of product sold for the Paper and Packaging segment for the nine months ended September 30, 2016 was 2,095,712 tons compared to 2,058,609 tons for the nine months ended September 30, 2015, an increase of 37,103 tons, or 1.8 percent, as follows:

•                  Containerboard sales increased by 40,692 tons to 1,331,613 tons, primarily due to an increase in export containerboard shipments of 40,604 tons and an increase in corrugated products sales of 5,014 tons.  This was partially offset by a decrease in domestic containerboard shipments of 4,926 tons.  This includes shipments to the distribution segment of 65,996 tons for the nine months ended September 30, 2016.

•                  Specialty paper sales volume decreased by 3,589 tons to 764,099 tons, primarily due to lower DuraSorb® shipments of 42,394 tons.  This was partially offset by an increase in kraft paper shipments of 21,365 tons, pulp shipments of 15,478 tons and Kraftpak® shipments of 1,962 tons.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2016 was $1,650.9 million compared to $1,421.9 million for the nine months of 2015, an increase of $229.0 million, or 16.1 percent.  The increase in cost of sales was mainly due to the $270.1 million impact of the Victory acquisition.  Excluding the Victory acquisition, cost of sales decreased by $41.1 million, or 2.9 percent, due to $14.1 million of the 2015 Longview mill work stoppage costs not incurred in 2016, $11.0 million of productivity gains, $11.4 million of lower sales volume, $4.0 million due to the suspension of certain employee benefits, $1.3 million of lower management incentives due to lower earnings and $2.6 million of deflation on material costs.  These cost decreases were partially offset by $5.3 million of higher planned maintenance outage costs.  Planned maintenance outage costs of approximately $29.4 million and $24.1 million are included in cost of sales for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2016 totaled $135.5 million compared to $114.6 million for the nine months ended September 30, 2015.  The increase of $20.9 million was primarily due to $11.5 million from higher capital spending and $9.4 million from the Victory acquisition, including $7.9 million of amortization expense for acquired intangible assets.

Freight and distribution expenses for the nine months ended September 30, 2016 totaled $207.8 million compared to $167.9 million for the nine months ended September 30, 2015. The increase of $39.9 million was primarily due to $39.0 million attributable to the Victory acquisition.

Selling, general and administrative expenses for the nine months ended September 30, 2016 totaled $172.4 million compared to $150.3 million for the nine months ended September 30, 2015. The increase of $22.1 million, or 14.7 percent, was primarily due to Victory’s direct selling and administrative expenses of $46.0 million.  Excluding the impact of the Victory acquisition, selling, general and administrative expenses decreased by $23.9 million, or 15.9 percent.  The decrease in selling, general and administrative expenses was primarily due to $9.7 million of lower management incentives due to lower earnings, $6.8 million of savings due to the suspension of certain employee benefits, $2.7 million of Victory acquisition related expenses not incurred in 2016, $0.9 million of lower stock compensation expense and $1.8 million of lower integration expenses relating to Longview.  These decreases in expense were partially offset by $2.8 million for the change in fair value of the contingent consideration liability related to the Victory acquisition, $1.9 million of severance expense, $1.2 million for the long-term incentive plan related to the Victory acquisition and $0.8 million of CFB acquisition related expenses.  For the nine months ended September 30, 2016, selling, general and administrative expenses as a percentage of net sales increased to 7.5 percent from 7.4 percent in the nine months ended September 30, 2015.

Loss on debt extinguishment for the nine months ended September 30, 2016 and 2015 totaled $0.7 million and $0.6 million, respectively, due to repayments on the term loans under the Credit Facility.

Net interest expense for the nine months ended September 30, 2016 and 2015 was $30.0 million and $24.5 million, respectively. Interest expense reflects interest on the outstanding borrowings under the Credit Facility and the Receivables Credit Facility and amortization of debt issuance costs.  Interest expense was $5.5 million higher in the nine months ended September 30, 2016, primarily due to higher term loan balances associated with the Victory acquisition and higher interest rates.

Provision for income taxes for the nine months ended September 30, 2016 and 2015 was $33.0 million and $49.0 million, respectively, reflecting an effective income tax rate of 32.7 percent for the nine months ended September 30, 2016, compared to 34.1 percent for the similar period in 2015. The lower provision for income taxes in 2016 primarily reflects lower pre-tax income of $42.6 million and a $1.4 million favorable return to provision adjustment partially offset by an unfavorable state tax adjustment.

Liquidity and Capital Resources

Credit Facility

The Company had $471.3 million available to borrow under the Revolver at September 30, 2016.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Receivables Credit Facility

On June 8, 2016, the Company entered into Amendment No. 2 to the Receivables Purchase Agreement (the “Amendment to Receivables Purchase Agreement”)  amending its Receivables Purchase Agreement dated as of September 26, 2014 (as previously amended, the “Receivables Purchase Agreement”).  In addition, the Company, KapStone Receivables, LLC (“KAR”), KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc. and Victory (collectively, the “Originators”), entered into Amendment No. 2 to the Receivables Sales Agreement (the “Amendment to Receivables Sales Agreement” and together with the Amendment to Receivables Purchase Agreement, the “Amendment”).  The Receivables Purchase Agreement and Receivables Sales Agreement, as amended by the Amendment, establishes the primary terms and conditions of an accounts receivable securitization program (the “Securitization Program”).  The Amendment extended the “Facility Termination Date” (as defined in the Receivable Purchase Agreement) from June 8, 2016 to June 6, 2017.

As of September 30, 2016, the Company had $269.5 million of outstanding borrowings under its $275.0 million Receivables Credit Facility with an interest rate of 1.3 percent.

Debt Covenants

As of September 30, 2016, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On September 30, 2016, the maximum permitted leverage ratio was 4.50 to 1.00. On September 30, 2016, the Company was in compliance with a leverage ratio of 3.98 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended September 30, 2016, the interest coverage ratio was required to be at least 3.00 to 1.00. On September 30, 2016, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 11.09 to 1.00.

As of September 30, 2016, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2016, is projected to be 33.5 percent.  The Company’s cash tax rate for 2016 is projected to be less than the book rate due to timing and extent of estimated tax payments.

Sources and Uses of Cash

Nine months ended September 30 ($ in thousands)	2016	2015	Incr / (Dcr)
Operating activities	$212,387	$176,648	$35,739
Investing activities	(123,578)	(711,941)	588,363
Financing activities	(86,181)	514,593	(600,774)
Total change in cash and cash equivalents	$2,628	$(20,700)	$23,328

Cash and cash equivalents increased by $2.6 million from December 31, 2015, reflecting $212.4 million of net cash provided by operating activities, $123.6 million of net cash used in investing activities and $86.2 million of net cash used in financing activities in the first nine months of 2016.

Net cash provided by operating activities was $212.4 million, comprised primarily of net income for the first nine months of $67.9 million and non-cash charges of $153.6 million.  Changes in operating assets and liabilities used $9.1 million of cash. Net cash provided by operating activities increased by $35.7 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, mainly due to a $35.1 million decrease in cash used for working capital and higher non-cash charges of $27.3 million, partially offset by $26.7 million of lower net income.  The decrease in cash used for working capital in the nine months ended September 30, 2016 compared to 2015 is primarily due to lower trade accounts payable.

Net cash used in investing activities includes $99.2 million for capital expenditures, $15.4 million for the CFB acquisition and $11.8 million of equity method investments, partially offset by $4.9 million of proceeds from asset sales.  Net cash used by investing activities decreased by $588.4 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the acquisition of Victory in 2015, partially offset by higher capital spending in 2016 and the strategic investment activities.

Net cash used in financing activities was $86.2 million and reflects a $64.7 million prepayment of the term loans under the Credit Facility, $29.0 million of quarterly dividend payments and $2.3 million of loan amendment fees, partially offset by $5.1 million of net short-term borrowings under the Revolver and $3.9 million of net borrowings under the Receivables Credit Facility.  Net cash provided by financing activities decreased by $600.8 million in the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to higher net borrowings in 2015 to fund the Victory acquisition.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2016 cash needs.  The cash needs consist of approximately $9.7 million for the cash dividend payment on October 13, 2016, and any additional working capital needs.  In addition, capital expenditures for the full year are estimated to be $130.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of September 30, 2016, the Company had $11.5 million of borrowings under the Revolver and $471.3 million of remaining Revolver availability, net of outstanding letters of credit.

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

Under our Credit Agreement, at September 30, 2016 we have a Credit Facility consisting of two term loans totaling approximately $1.2 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At September 30, 2016 the weighted average interest rate of the term loans was 2.3 percent.

Under our Receivables Credit Facility, at September 30, 2016 we have $269.5 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At September 30, 2016 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.3 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $15.1 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

We are exposed to price fluctuations of certain commodities used in production and distribution. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber (OCC), containerboard, electricity, coal, natural gas and caustic soda. Diesel fuel prices have a direct impact on our Distribution segment. We generally purchase these commodities in each of our segments at market prices and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have one contract to purchase coal at fixed prices through December 31, 2016 and contracts to purchase natural gas at fixed prices through December 2020.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2016. No such contracts were outstanding at September 30, 2016.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2.4

Amendment to Equity Purchase Agreement, dated as of October 25, 2016, by and among KapStone Kraft Paper Corporation, KapStone Charleston Kraft LLC, VP Holdco, Inc. and Victory Packaging Management, LLC.

3.2	Amended and Restated Bylaws of KapStone Paper and Packaging Corporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 12, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

November 1, 2016	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)