Form 10-K
period 2016-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2017-02-24
CIK 1325281

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the 87,333,865 shares of Common Stock held by non-affiliates of the registrant on June 30, 2016, was $1,136,213,584. This calculation was made using a price per share of Common Stock of $13.01; the closing price of the Common Stock on the New York Stock Exchange on June 30, 2016 the last day of the registrant's most recently completed second fiscal quarter of 2016. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

          On February 16, 2017, there were 96,683,791 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

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

        On March 31, 2009, we completed the sale of our dunnage bag business to Illinois Tool Works Inc. for $36.0 million, less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to reduce its debt and focus on its core Paper and Packaging business.

        On October 31, 2011, we acquired U.S. Corrugated Acquisition Inc. ("USC") pursuant to a merger for $330.0 million in cash plus $1.9 million of working capital adjustments. USC owned, at the time of the merger, a recycled containerboard paper mill in Cowpens, South Carolina and fourteen corrugated packaging plants across the Eastern and Midwestern United States.

        On July 18, 2013, we acquired 100 percent of the common stock of Longview Fibre Paper and Packaging, Inc., ("Longview") for $1.025 billion plus $41.5 million of working capital adjustments. Longview is a leading manufacturer of high quality containerboard, kraft papers and corrugated products. Longview's operations include a paper mill located in Longview, Washington equipped with five paper machines which have the capacity to produce approximately 1.3 million tons of containerboard and kraft paper annually. Longview also owns seven converting facilities located in the Pacific Northwest.

        On June 1, 2015, we acquired 100 percent of the partnership interests in Victory Packaging, L.P. and its subsidiaries ("Victory") for $615.0 million in cash and $2.0 million of working capital adjustments. Victory, headquartered in Houston, TX, provides its customers comprehensive packaging solutions and services and is one of the largest North American distributors of packaging materials. Victory's operations include more than 60 distribution and fulfillment facilities in the United States, Mexico and Canada. See Note 4 "Victory Acquisition" for further detail.

        On April 8, 2016, the Company's board of directors approved the plan to expand its geographical footprint into Southern California with a new sheet plant with a total estimated cost of approximately $14.0 million. In conjunction with this, the Company signed a 10-year lease agreement with a total commitment of approximately $9.8 million. The new sheet plant started manufacturing boxes in February 2017 and is intended to primarily supply the Company's Victory distribution operations in Southern California as well as other KapStone customers. See Note 3 "Acquisition and Equity Method Investments" for further detail.

        On July 1, 2016, the Company acquired 100 percent of the common stock of Central Florida Box Corporation ("CFB"), a corrugated products manufacturer located near Orlando, Florida, for $15.4 million, net of cash acquired. See Note 3 "Acquisition and Equity Method Investments" for further detail.

        On September 1, 2016, the Company made a $10.6 million investment for a 49 percent equity interest in a sheet feeder operation located in Florida. In April of 2016, the Company made a $1.25 million investment for a 20 percent equity interest in a sheet feeder operation located in California. These investments are expected to increase the Company's vertical integration by over 60,000 tons per year and will ramp up to that level over eighteen months.

        We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment, through Victory, a North American distributor of packaging materials, with more than 60 distribution centers located in the United States, Mexico and Canada, provides packaging materials and related products to a wide variety of customers. For more information about our segments, see Note 16 "Segment Information".

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

General

        Our Paper and Packaging segment produces containerboard, corrugated products and specialty paper. In 2016, we produced 2.7 million tons, nearly 83 percent of which was sold to third party converters or shipped to our corrugated products manufacturing plants based in the United States, and 17 percent of which was sold to foreign based customers. In 2016, our corrugated products manufacturing plants sold about 885 thousand tons or 13.9 billion square feet ("BSF") of corrugated products in the U.S. Our Paper and Packaging net sales in 2016 totaled $2.2 billion, which was comprised of $1.4 billion of containerboard and corrugated products and $0.7 billion of specialty paper.

        Our Distribution segment, which operates under the Victory and Golden State Container trade names, provides its customers comprehensive packaging solutions and services and distributes corrugated packaging materials and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes. In 2016, our Distribution segment's net sales totaled $1.0 billion, 15 percent of which was sold to foreign-based customers.

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

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. containerboard market is as follows:

(In millions)	2016	2015	2014
Total U.S. sales	32.4 tons	32.2 tons	31.7 tons
U.S. production	36.3 tons	35.8 tons	35.4 tons
Imports	1.2 tons	1.1 tons	1.0 tons
Exports	5.1 tons	4.8 tons	4.7 tons
U.S. operating rates	95%	94%	96%

        The primary markets for our containerboard are our corrugated products manufacturing plants, independent corrugated and laminated products customers who focus on specialty niche packaging and Victory.

  Corrugated Products

        According to the Fibre Box Association's most recent annual report dated April 2016, the value of 2015 industry shipments of corrugated products was $30.5 billion, an increase of $0.7 billion, or 2.3 percent compared to 2014.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent Fibre Box Association annual report dated April 2016):

Food, beverages and agricultural products	46%
General retail and wholesale trade	23%
Petroleum, plastic, synthetic, and rubber products	10%
Miscellaneous manufacturing	10%
Paper products	6%
Appliances, vehicles, and metal products	5%

        Corrugated products manufacturing plants tend to be located in close proximity to customers to minimize freight costs and shipping times. The Fibre Box Association estimates that the U.S. corrugated products industry consists of approximately 500 companies and over 1,100 plants.

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

  •
  Lightweight paper is used in a variety of flexible packaging applications that range from 100 percent recycled content for quick-service restaurant carry out bags to 100 percent virgin content for direct contact food packaging. Our lightweight virgin furnished papers are produced from specifically blended wood chip recipes. These wood chip and pulp recipes are specifically designed to develop paper properties important for a variety of specialty packaging end uses and coating base paper applications. Our recycled content light weight papers are made in a wide variety of basis weights and percentages of recycled fiber content, and are valued for their cleanliness, strength, sustainability and end-use possibilities. The most recently developed product line, FibreGreen®, is composed of old corrugated containers ("OCC") processed in our state-of-the-art OCC facility and is available in a wide range of basis weights. FibreGreen® meets the U.S. Food and Drug Administration's requirements for direct food contact and is certified by the Sustainable Forestry Initiative®.

        The AF&PA's estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2016	2015	2014
Total U.S. sales	1.80 tons	1.58 tons	1.40 tons
U.S. production	1.74 tons	1.52 tons	1.34 tons
Imports	0.17 tons	0.17 tons	0.17 tons
Exports	0.21 tons	0.21 tons	0.21 tons
U.S. operating rates	93%	90%	90%

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

  Unbleached Folding Carton Board

        Unbleached folding carton board is a low density virgin fiber board. Applications are widely spread throughout end uses in the general folding carton segment of the paperboard packaging market. This product can replace the use of more expensive coated recycled board, coated natural kraft board and solid bleached sulfate board, which are currently much larger markets. There is no published data we are aware of reporting the size of the unbleached, uncoated folding carton market.

Distribution Segment

        The Distribution segment, through Victory's operations, works with customers to improve and facilitate the various aspects of packaging and distribution, including packaging design, creation, storage, delivery and management. Based in Houston, TX, Victory has more than 60 warehouses and distribution facilities, with the majority in the United States, 3 in Canada and 15 in Mexico. Nationwide, Victory is one of the largest distributors specializing in packaging solutions for its customers on a national scale. Victory also oversees local packaging and distribution for regional customers. The Distribution segment's national network includes approximately 6 million square feet of warehouse space and approximately 230 delivery vehicles.

        Victory distributes corrugated and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes.

Manufacturing

        We operate four paper mills, three in the Southeastern region and one in the Pacific Northwest region of the United States. In 2016, we produced 2.7 million tons of containerboard and specialty paper at our mills in North Charleston, South Carolina; Roanoke Rapids, North Carolina; Cowpens, South Carolina; and Longview, Washington. Our mills generally operate 24 hours a day, seven days a week. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in North Charleston in a similar fashion for the production of DuraSorb® saturating kraft. The pulp is screened and washed through a series of washers and then stored prior to the paper making process. OCC is used to make recycled containerboard at our Cowpens mill and is a component of certain grades of kraft paper and containerboard at our Longview mill. The Company processes pulp using eleven paper machines at our facilities. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        As of December 31, 2016, we operated 23 corrugated products manufacturing plants, comprised of 13 box plants, eight sheet plants and two sheet feeder plants. Box plants operate as combining operations that manufacture corrugated sheets and finished corrugated products. Sheet feeder plants have a corrugator machine and manufacture corrugated sheets, which are shipped to sheet or box plants. Sheet plants have various machines that convert corrugated sheets, purchased either from our operations or third parties, into finished corrugated products. Plants with a corrugating machine have total capacity of approximately 19 BSF.

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

        We execute containerboard trade arrangements with other containerboard manufacturers.

Supply Chain

        Containerboard and specialty paper produced in our paper mills is shipped by rail or truck to customers in the U.S. and is shipped by truck to nearby ports and then by ocean vessel to our export customers. Domestic rail shipments represent about 48 percent of the tons shipped and the remaining 52 percent is shipped by truck.

        Our corrugated products are delivered by truck due to our customers demand for timely service. We use a combination of a dedicated third-party fleet and our own trucks.

        The majority of Victory's products in the U.S. and Canada are delivered directly from Victory's network of distribution and fulfillment facilities using its fleet of approximately 230 delivery vehicles. In Mexico, delivery is outsourced to third party logistics companies. Our distribution and fulfillment facilities offer a range of delivery options depending on the customer's needs and preferences. The strategic placement of the distribution and fulfillment facilities also allows for delivery of special or "rush" orders to many customers.

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

Customers and Products

        Our Paper and Packaging segment has over 3,000 U.S.-based and over 200 export customers, and our Distribution segment has approximately 7,000 active customers.

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

        Our saturating kraft paper, sold under the trade name Durasorb®, has a customer base split among three geographic regions: the Americas; Europe; and Asia. Approximately 86 percent of our Durasorb® sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 40 years. Some customers have consolidated to form a greater presence in their end-use markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position with our Durasorb® product through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products.

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

        Victory has valuable, multi-year, long-term supply agreements with many of its largest customers that set forth the terms and conditions of sale, including product pricing. Generally, customers are not required to purchase any minimum amount of products under these agreements and can place orders on an individual purchase order basis. However, Victory enters into negotiated supply agreements with certain customers, which include commitments to inventory held in its distribution facilities. Victory's working capital needs generally reflect the need to carry significant amounts of inventory in its distribution and fulfillment facilities to meet delivery requirements of its distribution and fulfillment customers, as well as significant accounts receivable balances. As is typical in this industry, Victory's customers often do not pay upon receipt, but are offered terms which are heavily dependent on the specific circumstances of the sale.

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

Suppliers and Major Raw Materials Used

        Fiber is the single largest cost in the manufacture of containerboard and specialty paper. KapStone consumes both wood fiber and recycled fiber in its paper mills. Our paper mills in North Charleston and Roanoke Rapids use 100 percent virgin fiber. The fiber needs in 2016 of our Longview, Washington mill were supplied by approximately 68 percent of virgin fiber and 32 percent recycled fiber or OCC. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. We rely on supply agreements and open-market purchases to supply these mills with roundwood and wood chips. Fiber resources are generally available within economic proximity to these mills and we have not experienced any significant difficulty in obtaining our mill fiber needs.

        The fiber consumption in our mill in Cowpens, South Carolina consists 100 percent of recycled fiber or OCC. We obtain OCC pursuant to certain supply agreements and in open market purchases from suppliers within economic proximity to the Cowpens Mill. OCC has historically exhibited significant price volatility. The Cowpens mill has not experienced any significant difficulty in obtaining OCC.

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

        The product sourcing is designed to ensure that Victory is able to offer consistent but varied product selections and market competitive pricing across the enterprise while maintaining the ability to service localized market requirements. Our procurement program is also focused on replenishment, which includes purchase order placement and managing the total cost of inventory by improving the number of days inventory is on hand, negotiating favorable payment terms and maintaining vendor-owned and vendor-managed programs. As a large purchaser of packaging material, we can qualify for volume allowances with some suppliers and can realize significant economies of scale. We in turn enter into incentive agreements with certain of our largest customers, which are generally based on sales to these customers.

Energy

        Energy at the paper mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, biomass fuel, natural gas, oil, bark, sawdust and by-products of the manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, fuel oil has exhibited higher costs per thermal unit and more price volatility than natural gas and coal. KapStone took advantage of a short-term opportunity in declining natural gas prices to utilize more gas and less coal in 2016. This resulted in approximately 58 percent coal use at our North Charleston, South Carolina and Roanoke Rapids, North Carolina mills' and 33 percent natural gas use. A substantial portion of our Longview mill electricity requirements are satisfied by hydroelectric power, which has relatively stable pricing.

        In 2016, we purchased coal under one contract that ended on December 31, 2016 and was extended to December 31, 2017. Contracts to purchase natural gas at fixed prices run through December 2020.

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

Employees

        As of December 31, 2016, we had approximately 6,400 employees. Of these, approximately 2,000 employees are salaried and 4,400 are hourly. Approximately 2,400 of our hourly employees are represented by unions. The majority of our unionized employees are represented by the United Steel Workers.

        The Longview union contract, covering approximately 600 employees, was extended in December 2016 to May 2024. Union contracts covering approximately 540 employees at the North Charleston mill and approximately 360 employees at the Roanoke Rapids mill are expired. Both mills continue to operate without an executed agreement with the union and negotiations to ratify new contracts are in process.

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

        While legislation regarding the regulation of greenhouse gas emissions has been proposed from time to time over the past several years at the federal level, there is no indication of any near term action. In the absence of broad legislation, the EPA has moved forward with an increasing array of regulations governing greenhouse gas emissions in certain industrial sectors under existing Clean Air Act programs. The result of a broader regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, or additional capital expenditures to modify facilities, which may be material. However, climate change regulations, possible future legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy continues to be encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and biomass as fuel, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation or regulation will be and how our business and industry will be affected.

        In 2004, EPA published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations have been subject to a series of legal challenges and have been promulgated and / or amended by EPA several times since the initial rules were published. A final reconsidered regulation was issued in January 2013 but legal challenges were filed. On July 29, 2016, the U.S. Court of Appeals for the District of Columbia Circuit ruled on consolidated cases challenging the Boiler MACT regulations. The court vacated emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further explanation. On December 23, 2016, in response to a request by EPA, the court changed its remedy for the vacated standards and remanded them to EPA instead. We cannot currently predict with certainty how these recent decisions will impact our existing Boiler MACT compliance or whether our operating costs will increase in order to comply with any revised Boiler MACT regulations. All of our mills currently subject to federal Boiler MACT regulations have demonstrated compliance with the current standards and requirements.

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

        In October 2016, the Company's subsidiary KapStone Charleston Kraft LLC ("KCK") received a Notice of Alleged Violation from the South Carolina Department of Health and Environmental Control ("DHEC") in which DHEC made several allegations related to air regulatory requirements. Several of the allegations related to recordkeeping/reporting, monitoring or paperwork requirements which did not implicate actual emissions (and which have been corrected); however, three of the allegations related to periodic compliance monitoring of particulates from operating equipment sources that are considered to be serious under DHEC guidelines. No emissions from the monitoring resulted in any impact to the environment or human health, and no annual limits were exceeded because this allegation involved spare equipment that is operated only a limited number of days each year. Discussions with DHEC regarding the alleged violations are ongoing, and the resolution of the matters raised in this notice is uncertain at this time (and therefore the Company cannot reasonably estimate its potential liability for this enforcement matter). However, no capital expenditure is required and all repairs and corrective actions have been performed resulting in full compliance at the time of this report; thus the Company currently does not expect that the result of those discussions will be material to the Company.

        In January 2017, the Company received a letter from the state of Washington Department of Ecology contending that the Company may, along with several other companies, be responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may have stored petroleum products in the past. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the Washington Department of Ecology. Upon expiration of the 1998 agreement, groundwater monitoring continued. The Company plans to respond to the notice and further investigate the allegations in the letter. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability, if any, for this site.

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

Financial Information About Segments and Geographic Areas

        We operate as two segments with 83 percent of our revenues sold in the United States and 17 percent sold to foreign based customers. See "Segment Information" of Note 2 "Summary of Significant Accounting Policies" and Note 16 "Segment Information" contained in the Notes to Consolidated Financial Statements.

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

        As of December 31, 2016, we had approximately $1.5 billion of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A significant portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements, or to pay dividends on our common stock. The indebtedness incurred by us under our senior credit facility (the "Credit Facility") under our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Credit Facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as suspending the payment of, or reducing the amount of, dividends, selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

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

        Most of our hourly paid employees are represented by trade unions. From time to time, we may be party to collective bargaining contracts which apply to approximately 900 employees at various corrugating manufacturing plants, 630 employees at the Longview mill, 560 employees at the North Charleston mill and 310 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. The Longview union contract was extended in December 2016 to May 2024. The North Charleston contract expired in June 2015 and the Roanoke Rapids contract expired in August 2016. Both mills continue to operate without an executed agreement with the union and negotiations to ratify new contracts are in process.

        If we are unable to extend or negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect our business results of operations and financial condition. In addition, we can give no assurances that prior work stoppages are indicative of the duration and impact on our business or results of operations of any future work stoppage. Furthermore, if a significant number of our remaining employees were to unionize, including in the wake of any future legislation or administrative regulation that makes it easier for employees to unionize, our business, results of operations and financial condition could be adversely affected. Any inability to negotiate acceptable new contracts under these collective bargaining arrangements could cause strikes or other work stoppages, and new contracts could result in increased operating costs. If any such strikes or other work stoppages occur, or if additional employees become represented by a union, a disruption of our operations and higher labor costs could result. Labor relations matters affecting our suppliers of products and services could also adversely affect our business from time to time.

We sell some of our products internationally, and, accordingly, our business, results of operations, cash flows and financial condition could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 17 percent of our revenues in 2016 and 2015 were derived from foreign and export sales. Our international operations and activities face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        We test for impairment of goodwill annually in accordance with generally accepted accounting principles. When events or changes in circumstances indicate that the carrying value for such assets may not be recoverable, we review goodwill for impairment on an interim basis. Factors that may be considered a change in circumstances requiring interim testing include a decline in stock price as compared to our book value per share, future cash flows and slower growth rates. In connection with future annual or interim tests, we may be required to record a non-cash charge to earnings during the period in which any impairment of goodwill is determined, which would adversely impact our results of operations.

        See Note 2 "Significant Accounting Policies—Goodwill and Intangible Assets" in the Notes to the Consolidated Financial Statements for additional information related to testing for impairment of goodwill.

We may incur business disruptions.

        We take measures to reduce the risks of disruptions at our manufacturing facilities. However, the occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire or other unanticipated problems, such as labor difficulties (including work stoppages or strikes), equipment failure or unscheduled maintenance, could cause operational disruptions and could materially adversely affect our earnings and cash flows. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

Our operations are dependent upon certain supply arrangements for fiber.

        We rely on certain supply arrangements to provide us roundwood and woodchips. If one of our suppliers failed to deliver quality roundwood or woodchips in the quantities we require, KapStone's supply may not be adequate to cover customer needs, which could have an adverse effect on our results of operations, cash flows and financial condition.

We rely on key customers and a loss of one or more of our key customers could adversely affect our business, results of operations, cash flows and financial condition.

        During the year ended December 31, 2016, no customer accounted for more than 10 percent of consolidated net sales. However, each of our business segments has large customers, the loss of one or more of which could adversely affect the segment's sales and, depending on the significance of the loss, our overall business, results of operations, cash flows and financial condition. In particular, because all of our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business and the renewal of business on less favorable terms, may adversely impact our overall business, results of operations, cash flows and financial condition.

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

        We use information technologies to securely manage operations and various business functions. We rely upon various technologies to process, store and report on our business and interact with customers, vendors and employees. Despite our security design and controls, and those of our third-party providers, we could become subject to cyber-attacks which could result in operational disruptions or the misappropriation of sensitive data. Our ability to plan our operations, source materials, manufacture and ship product, account for orders and interface generally with our customers and vendors could be denied or misused. Likewise, our internal financial reporting system could be compromised. In addition, theft of intellectual property, trade secrets or confidential information about us or our employees, vendors or customers could result from a cyber incident. There can be no assurance that any such disruptions or misappropriations and the resulting repercussions would not be material to our results of operations, financial condition or cash flows.

Environmental regulations and potential environmental liabilities could materially adversely affect our results of operations and financial condition and require us to make unexpected capital expenditures.

        We are subject to environmental regulation by federal, state and local authorities in the United States and by authorities in Mexico with respect to our Distribution segment operations located in Northern Mexico, including requirements that regulate discharge into the environment, waste management, hazardous substance reporting, remediation of environmental contamination, forestry operations and endangered species habitats. We cannot predict the impact of future environmental laws and regulations (or changes in interpretations of existing or environmental laws and regulations), particularly in the areas of emissions, climate control initiatives, Boiler MACT, NAAQSs or enforcement practices, will have on our operations and capital expenditure requirements. Environmental liabilities or new or changed compliance obligations could result in civil or criminal fines or penalties, enforcement actions, or other additional significant costs, which could adversely impact our results of operations, cash flows and financial condition.

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

Risks related to compliance and changes with U.S., international and tax laws, rules and regulations could adversely impact our business and results of operations.

        Our operations are subject to U.S., foreign and international laws, rules and regulations, including those concerning transportation and safety, the import and export of goods, customs regulations, payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, money laundering, and data privacy laws. While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate such laws, rules or regulations. We could incur substantial costs in order to comply with such laws, rules and regulations, or incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), and third-party claims for property damage and personal injury or sustain harm to our reputation with customers, suppliers or investors as a result of violations of, or liabilities under, laws, regulations, codes and common law.

Risks related to changes in U.S. and global economic and financial market conditions and social and political change could adversely impact our business and results of operations.

        Our businesses may be affected by a number of factors that are beyond our control, including general economic and business conditions in the U.S., countries in which we have operation or sell our products or globally, changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar, the impact of a stronger U.S. dollar or U.S social and political change impacting matters such as environmental regulations, non-U.S. trade policies, or other factors, each of which may adversely impact our ability to compete and our business. Macro-economic challenges, including conditions in U.S. and global financial and capital markets, levels of unemployment and the ability of the U.S. and other countries to address their rising debt levels may continue to put pressure on the their respective economies or lead to changes in tax laws or tax rates. Changes in tax laws or tax rates may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy could adversely affect the demand for our products, our manufacturing costs and results of operations. We are not able to predict with certainty future economic and financial market conditions, and our business, results of operations, cash flows and financial condition could be adversely affected by adverse market conditions.

Our pension costs are subject to a variety of factors and assumptions that could cause these costs to change.

        We have a defined benefit pension plan that covers 42 percent of our U.S. employees. Our pension costs are dependent upon a variety of factors and assumptions based upon past experience.

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

        Volatile fuel prices have a direct impact on our business. The cost of fuel affects the price paid by us for products and raw materials, as well as the costs incurred to produce and deliver products to our customers. Although we have been able to pass along a portion of increased fuel costs to our customers in the past, there is no guarantee that we can continue to do so, which may have a negative impact on our business and our profitability.

Risks associated with KapStone's common stock

The market price for our common stock may be highly volatile.

        The market price of our common stock may be volatile due to certain factors, including, but not limited to: quarterly fluctuations in our financial and operating results; general conditions in the paper and packaging industries; or changes in earnings estimates.

Our named executive officers and directors control approximately 12 percent of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2016, our named executive officers and directors owned 11.2 million shares of our common stock, or approximately 12 percent of our total outstanding common stock. Accordingly, our named executive officers and directors may have some influence over the outcome of all matters requiring approval by our stockholders, including future acquisitions and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have some influence regarding the outcome of the election.

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

        Wood fiber, including OCC, is the principal raw material in many parts of the paper and packaging industry. Wood fiber is a commodity, and prices historically have been cyclical and have varied on a regional basis. Environmental litigation and regulatory developments have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the United States. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may further be limited by fire, insect infestation, disease, ice storms, wind storms, flooding and other causes, thereby reducing supply and increasing prices. Increasing demand for products packaged in containers with greater (or 100 percent) recycled paper content have and may continue to increase the demand for OCC. In addition, demand for OCC, especially from China, could result in shortages or spikes in the cost of OCC.

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

        Energy is a significant input cost for the paper and packaging industry. Increases in energy prices can be expected to adversely impact businesses. Energy prices, particularly for electricity, coal and fuel oil, have been volatile in recent years and currently coal and electricity prices exceed historical averages. These fluctuations have historically impacted manufacturing costs of companies in the industry, often contributing to reduced margins and increased earnings volatility. Current or future environmental laws, rules and regulations (or their interpretation or changes in their interpretation) that adversely and materially impact electric utilities, including those restricting or limiting "greenhouse gas" emissions, are likely to result in increased electric costs and could adversely affect our results of operations, profitability and financial condition. We could be materially adversely impacted by energy supply disruptions or the inability to pass on cost increases to our customers.

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

Risks associated with acquisitions

The anticipated benefits of the Victory acquisition may not be realized.

        We expected that the Victory acquisition would result in various benefits including, among others, enhanced revenues and cash flows, an additional distribution channel for the Company's converting facilities and corrugated box products and increased mill vertical integration. In addition, we expect the acquisition of Victory to allow the Company to allocate more containerboard production to converting operations and reduce exposure to the relatively lower price export sales of linerboard, expand and optimize our linerboard and medium production capabilities, strengthen the Company's design and packaging capabilities, enhance our logistics and vendor managed inventory experience and expand our converting and corrugated box presence nationally. The acquisition continues to present challenges to management, including the integration of operations, information systems, properties and personnel of Victory and our existing operations. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including, but not limited to, whether we can continue to retain the Victory management team and integrate our business and the Victory business in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely impact our business, financial condition and operating results.

Acquisitions of businesses by us subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

        We have completed several relatively large acquisitions in recent years and may pursue other acquisition opportunities in an effort to diversify our investments and/or grow our business. There can be no assurances that we will successfully be able to identify suitable acquisition candidates, complete and finance acquisitions, integrate acquired businesses or operations into our existing businesses and operations, realize the anticipated synergies and business opportunities or expand into new markets or products. Any business acquired by us may cause us to be affected by numerous risks inherent in the acquired business' operations. Any acquisition or joint venture arrangement may not achieve the same levels of profitability or revenues as our existing businesses or perform as expected and could require us to make unexpected capital contributions, expose us to additional liabilities or require a disproportionate amount of management time and attention. If we acquire a business in an industry characterized by a high level of risk or enter into a joint venture without a controlling interest, we may be adversely affected by the currently unascertainable risks of that industry or arrangement. We cannot ensure that we would be able to properly ascertain or assess all of the significant risk factors with any such investment.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below provides a summary of our paper mills, the principal products produced and each mill's annual practical maximum capacity based upon all of our paper machines' production capabilities, as reported to the AF&PA:

Location	Products	Capacity (tons)
Longview, WA	Containerboard / Specialty Paper	1,300,000
North Charleston, SC	Containerboard / Specialty Paper	975,000
Roanoke Rapids, NC	Containerboard / Specialty Paper	460,000
Cowpens, SC	Recycled containerboard	255,000

Total		2,990,000

        Our corrugated products manufacturing plants include:

Location	Approx. Sq. Ft.	Property Leased(1) / Owned	Year of Lease Expiration
Full-Line Box Plants
Amsterdam, NY	227,000	Leased	2032
Aurora, IL	323,000	Leased	2028
Bowling Green, KY	306,000	Leased	2032
Cedar Rapids, IA	386,000	Leased	2032
College Park, GA	183,000	Owned	—
Longview, WA	241,000	Owned	—
Mesquite, TX	275,000	Leased	2024
Minneapolis, MN	275,000	Leased	2032
Oakland, CA	216,000	Owned	—
Seattle, WA	132,000	Owned	—
Spanish Fork, UT	519,000	Owned	—
Twin Falls, ID	446,000	Owned	—
Yakima,WA	420,000	Owned	—
Sheet Plants
Atlanta, GA	113,000	Leased	2023
Cedar City, UT	143,000	Owned	—
Lake Mary, FL	190,000	Owned	—
Ontario, CA	158,000	Leased	2026
Seward, NE	85,000	Leased	2032
Somerset, KY	87,000	Leased	2017
Springfield, MA	235,000	Owned	—
San Antonio, TX	51,000	Leased	2026
Sheet Feeders
Atlanta, GA	133,000	Leased	2017
Fort Worth, TX	100,000	Owned	—

        As of December 31, 2016, our Distribution segment had a network of more than 60 distribution centers all of which are leased with initial terms generally ranging from 3 to 10 years. These leased locations comprise approximately 5.0 million square feet located in the U.S. and approximately 1.0 million square feet located in Mexico and are strategically located in order to efficiently serve our customer base while also facilitating expedited delivery services for special orders. We continually evaluate location, size and attributes to maximize efficiency, deliver top quality customer service and achieve economies of scale.

        We currently lease space for our corporate headquarters located in Northbrook, Illinois. The leases expire in 2020 and 2024.

        We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.    Legal Proceedings

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employments matters, personal injury claims, contractual, commercial and other disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition. See Note 14 "Commitment and Contingencies" for more information.

Item 4.    Mine Safety Disclosure

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.0001 per share, trades on the New York Stock Exchange ("NYSE") under the symbol "KS". As of December 31, 2016, there were 11 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

        The following table sets forth the high and low sales price information for the Company's common stock from January 1, 2015 through December 31, 2016, as reported by the NYSE and the cash dividends declared per common share during the last two years.

	2016			2015
			Dividends Declared			Dividends Declared
Quarter Ended	Low	High		Low	High
March 31	$9.05	$22.14	$0.10	$28.82	$35.43	$0.10
June 30	$12.64	$16.92	$0.10	$23.12	$32.16	$0.10
September 30	$12.42	$19.87	$0.10	$16.34	$25.00	$0.10
December 31	$17.66	$22.73	$0.10	$17.00	$24.76	$0.10

        At December 30, 2016, the closing share price on the NYSE was $22.05.

        The timing and amount of future dividends are subject to the determination of the Company's board of directors.

Stock Performance Graph

        The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18, of the Securities Exchange Act of 1934 as amended.

        The following graph compares a $100 investment in our common stock on December 31, 2011 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on December 31, 2011. The graph portrays total return, 2011-2016, assuming reinvestment of dividends.

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2016, 2015, 2014, 2013 and 2012.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

	Years Ended December 31,
In thousands, except per share amounts	2016	2015(1)	2014	2013(1)	2012
Statement of Income Data:
Net sales	$3,077,257	$2,789,345	$2,300,920	$1,748,162	$1,216,637
Operating income(2)	$170,646	$199,167	$299,931	$219,888	$109,560
Net income(3)	$86,252	$106,386	$171,915	$127,338	$62,505
Basic net income per share(4)	$0.89	$1.11	$1.79	$1.34	$0.67
Diluted net income per share(4)	$0.88	$1.09	$1.76	$1.32	$0.65
Cash dividends declared per common share	$0.40	$0.40	$0.10	$—	$1.00
Balance Sheet Data:
Cash and cash equivalents	$29,385	$6,821	$28,467	$12,967	$16,488
Total assets	$3,255,875	$3,222,110	$2,556,274	$2,651,862	$1,135,860
Long-term liabilities	$2,010,852	$2,026,775	$1,501,328	$1,715,504	$414,628
Total stockholders' equity	$904,330	$845,280	$778,127	$666,080	$517,948

(1)
Results for 2015 and later reflect the Victory acquisition on June 1, 2015. Results for 2013 and later reflect the Longview acquisition on July 18, 2013.

(2)
2016 operating income includes $6.4 million of multiemployer pension plan expense due to the Company's formal notification to withdraw from its GCIU multiemployer pension plan and $6.4 million of costs due to Hurricane Matthew. 2015 operating income includes $15.1 million due to the 2015 Longview mill work stoppage costs not incurred in 2016 and $5.8 million of inventory step-up expense related to the Victory acquisition.

(3)
2013 net income includes a $5.0 million benefit from the reversal of the tax reserves for alternative fuel mixture credits.

(4)
Earnings per share for all periods have been restated for the stock split declared in December 2013.

        See Note 4 "Victory Acquisition" in the Notes to Consolidated Financial Statements for a discussion of the Victory acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        KapStone is the fifth largest producer of containerboard and the largest producer of kraft paper in North America, based on production capacity. We operate four containerboard mills and 23 corrugated products manufacturing plants. Our paper mills produce a combination of containerboard, which we ship to our corrugated products manufacturing plants and to third party converters, as well as specialty papers consisting of kraft paper, saturating kraft paper sold under the trade name Durasorb® and uncoated paper stock board sold under the trade name Kraftpak®. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods and multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In addition, we produce packaging for fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also operate a network of 60 distribution centers across the United States, Mexico and Canada which distribute packaging materials to a wide variety of customers and industry segments. Substantially all of our operations are located in the United States, but we ship approximately 17 percent of containerboard and specialty products to customers in Europe, Asia and Latin America.

Executive Summary

        In 2016, consolidated net income was $86.3 million, or $0.88 per diluted share, compared with $106.4 million, or $1.09 per diluted share, for 2015.

        Paper and Packaging segment operating income for 2016 decreased $42.9 million compared to 2015, primarily due to $100.0 million of lower containerboard and corrugated products prices and a less favorable product mix, $6.4 million due to a multiemployer pension plan withdrawal expense and $6.4 million of costs due to Hurricane Matthew. These decreases were partially offset by $15.1 million of the 2015 Longview mill work stoppage costs not incurred in 2016, $13.1 million of savings due to the suspension of certain employee benefits, $8.9 million of lower management incentives due to lower earnings, $9.2 million of deflation on material costs and $4.8 million of lower planned maintenance outage costs.

        Distribution segment operating income for 2016 increased $8.6 million compared to 2015. The increase in operating income was primarily driven by the benefit of owning Victory for twelve months in 2016 as compared to seven months in 2015. Lower costs for corrugated products also contributed to the increase.

Other Operating Highlights for 2016

        In 2016, the Company produced 2.7 billion tons of paper, an increase of 2.4 percent over 2015. In addition, Longview and Roanoke Rapids paper mills achieved record production levels.

        In April of 2016, the Company approved a plan to expand its geographical footprint into Southern California with a new sheet plant with a total estimated cost of approximately $14.0 million. In conjunction with this, the Company signed a 10-year lease agreement with a total commitment of approximately $9.8 million. The new sheet plant started manufacturing boxes in February 2017 and is intended to primarily supply our Victory distribution operations in Southern California, as well as other KapStone customers.

        In June of 2016, the Company issued its annual Sustainability report which highlights the efforts we have made as we continue to pursue environmental excellence, social progress and economic performance.

        In July of 2016, the Company acquired 100 percent of the common stock of Central Florida Box Corporation, a corrugated products manufacturer located near Orlando, Florida, for $15.4 million, net of cash acquired.

        In September of 2016, the Company made a $10.6 million investment for a 49 percent equity interest in a sheet feeder operation located in Florida. In April of 2016, the Company made a $1.25 million investment for a 20 percent equity interest in a sheet feeder operation located in California. These investments are expected to increase the Company's vertical integration by over 60,000 tons per year and will ramp up to that level over eighteen months.

        In September of 2016, the Company announced the following management changes which became effective January 1, 2017:

  •
  Matthew Kaplan became Chief Executive Officer and continues in his role as President.

  •
  Roger W. Stone stepped down as Chief Executive Officer, but continues to serve as Executive Chairman.

  •
  Timothy P. Keneally retired from his position as Vice President, General Manager and President of the Container Division. Mr. Keneally continues as an employee of the Company, in a non-executive role.

  •
  Randy J. Nebel was promoted to Executive Vice President of Integrated Packaging, responsible for the Company's Mill and Container systems.

        In October of 2016, the Company began implementing a $40 per ton price increase for North American containerboard products effective for shipments on October 1, 2016 and an 8 to 10 percent increase for corrugated products effective for shipments beginning November 1, 2016.

        In February of 2017, the Company announced to its customers that, effective with March 13, 2017 shipments, the price of all North America containerboard products will increase by $50 per ton, the price for all corrugated boxes will increase by 10 percent, and the price for all corrugated sheets will increase by 12 percent.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

        The following table compares results of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,			% of Net Sales
			Increase/ (Decrease)
	2016	2015		2016	2015
Paper and packaging	$2,199,309	$2,228,676	$(29,367)	71.5%	79.9%
Distribution	950,037	582,949	367,088	30.8%	20.9%
Intersegment Eliminations	(72,089)	(22,280)	(49,809)	(2.3)%	(0.8)%

Net sales	$3,077,257	$2,789,345	$287,912	100.0%	100.0%

Cost of sales, excluding depreciation and amortization	2,214,872	1,982,686	232,186	72.0%	71.1%
Depreciation and amortization	182,213	162,179	20,034	5.9%	5.8%
Freight and distribution expenses	279,023	234,469	44,554	9.1%	8.4%
Selling, general, and administrative expenses	224,127	210,844	13,283	7.3%	7.6%
Multiemployer pension plan withdrawal expense	6,376	—	6,376	0.2%	0.0%

Operating income	$170,646	$199,167	$(28,521)	5.5%	7.1%

Foreign exchange loss	2,255	2,556	(301)	0.0%	0.1%
Equity method investments income	(548)	—	(548)	0.0%	0.0%
Loss on debt extinguishment	679	1,218	(539)	0.0%	0.0%
Interest expense, net	40,078	33,759	6,319	1.3%	1.2%

Income before provision for income taxes	128,182	161,634	(33,452)	4.2%	5.8%
Provision for income taxes	41,930	55,248	(13,318)	1.4%	2.0%

Net income	$86,252	$106,386	$(20,134)	2.8%	3.8%

        Consolidated net sales for the year ended December 31, 2016 were $3,077.3 million compared to $2,789.3 million for the year ended December 31, 2015, an increase of $288.0 million, or 10.3 percent.

        Paper and Packaging segment net sales of $2,199.3 million decreased by $29.4 million from the prior year due to $100.0 million of lower prices and a less favorable product mix, partially offset by $19.8 million of higher domestic sales volumes and $49.8 million of increased intersegment sales. Average mill selling price per ton for 2016 was $623 compared to $667 for 2015, reflecting lower containerboard prices and export kraft paper prices and a less favorable product mix.

        Distribution segment net sales of $950.0 million increased by $367.1 million from the prior year, primarily driven by the benefit of owning Victory for the full year of 2016, as compared to seven months in 2015.

        Paper and Packaging segment sales to customers by product line were as follows:

	Years Ended December 31,
	Net Sales (in thousands)				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2016	2015		%	2016	2015		%
Containerboard / Corrugated products	$1,420,339	$1,421,802	$(1,463)	(0.1)%	1,796,491	1,714,476	82,015	4.8%
Specialty paper	692,043	720,588	(28,545)	(4.0)%	1,023,559	1,017,905	5,654	0.6%
Other	86,927	86,286	641	0.7%	—	—	—	—

Product sold	$2,199,309	$2,228,676	$(29,367)	(1.3)%	2,820,050	2,732,381	87,669	3.2%

        Tons of product sold in 2016 was 2,820,050 tons compared to 2,732,381 tons in 2015, an increase of 87,669 tons, or 3.2 percent, as follows:

  •
  Containerboard / Corrugated products sales increased by 82,015 tons to 1,796,491 tons, primarily due to an increase in containerboard shipments of 72,039 tons and an increase in corrugated products sales of 9,976 tons.

  •
  Specialty paper sales volume increased by 5,654 tons to 1,023,559 tons, primarily due to an increase in kraft paper shipments of 38,313 tons, pulp shipments of 14,318 tons and Kraftpak® shipments of 6,749 tons, partially offset by lower DuraSorb® shipments of 53,726 tons.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2016 was $2,214.9 million compared to $1,982.7 million for the year ended December 31, 2015, an increase of $232.2 million, or 11.7 percent. The increase in cost of sales was mainly due to the $264.0 million impact of the Victory acquisition. Excluding the Victory acquisition, cost of sales decreased by $31.8 million, or 1.6 percent, due to $15.1 million of the 2015 Longview mill work stoppage costs not incurred in 2016, $9.2 million of deflation on material costs, $5.4 million due to the suspension of certain employee benefits, $1.6 million of lower management incentives due to lower earnings, and $4.8 million of lower planned maintenance outage costs. These cost decreases were partially offset by $6.4 million of costs due to Hurricane Matthew. Planned maintenance outage costs during 2016 and 2015 totaled $32.6 million and $37.4 million, respectively, and were included in cost of sales for those years.

        Depreciation and amortization expense for the year ended December 31, 2016 totaled $182.2 million compared to $162.2 million for 2015. The increase of $20.0 million was primarily due to $10.1 million from higher capital spending and $9.9 million from the Victory acquisition, including $8.2 million of amortization expense for acquired intangible assets.

        Freight and distribution expenses for the year ended December 31, 2016 totaled $279.0 million compared to $234.5 million in 2015. The increase of $44.5 million was primarily due to $40.6 million attributable to the Victory acquisition and higher sales volume.

        Selling, general and administrative expenses for the year ended December 31, 2016 totaled $224.1 million compared to $210.8 million in 2015. The increase of $13.3 million, or 6.3 percent, was primarily due to Victory's direct selling and administrative expenses of $44.0 million. Excluding the impact of the Victory acquisition, selling, general and administrative expenses decreased by $30.7 million, or 14.6 percent. The decrease in selling, general and administrative expenses was primarily due to $9.8 million of lower management incentives due to lower earnings, $8.7 million of savings due to the suspension of certain employee benefits, $2.9 million of Victory acquisition related expenses not incurred in 2016, $2.1 million of lower expense due to the change in fair value of the contingent consideration liability related to the Victory acquisition, $2.6 million of lower integration expenses and $0.9 million of lower stock compensation expense. These decreases in expense were partially offset by $1.1 million of CFB acquisition related expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 7.3 percent from 7.6 percent in 2015.

        In October 2016, the Company provided formal notification to withdraw from its GCIU multiemployer pension plan. Accordingly, the Company recorded an estimated withdrawal liability of approximately $6.4 million during the year ended December 31, 2016.

        Loss on debt extinguishment for the years ended December 31, 2016 and 2015 totaled $0.7 million and $1.2 million, respectively. The decrease is due to lower repayments on the term loans under the Credit Facility in 2016.

        Net interest expense for the years ended December 31, 2016 and 2015 was $40.1 million and $33.8 million, respectively. Interest expense reflects interest on the outstanding borrowings under the

Credit Facility and the receivables credit facility in connection with our trade receivables securitization program (the "Receivables Credit Facility") and amortization of debt issuance costs. Interest expense was $6.3 million higher for the year ended 2016, primarily due to higher term loan balances associated with the Victory acquisition and higher interest rates. The weighted-average cost of borrowing was 2.40 percent as of December 31, 2016 compared to 2.05 percent as of December 31, 2015.

        Provision for income taxes for the years ended December 31, 2016 and 2015 was $41.9 million and $55.2 million, respectively, reflecting an effective income tax rate of 32.7 percent for 2016, compared to 34.2 percent for 2015. The lower provision for income taxes in 2016 primarily reflects lower pre-tax income of $33.5 million.

        The following table compares results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,			% of Net Sales
			Increase/ (Decrease)
	2015	2014		2015	2014
Paper and packaging	$2,228,676	$2,300,920	$(72,244)	79.9%	100.0%
Distribution	582,949	—	582,949	20.9%	0.0%
Intersegment Eliminations	(22,280)	—	(22,280)	(0.8)%	0.0%

Net sales	$2,789,345	$2,300,920	$488,425	100.0%	100.0%

Cost of sales, excluding depreciation and amortization	1,982,686	1,551,531	431,155	71.1%	67.4%
Depreciation and amortization	162,179	136,548	25,631	5.8%	5.9%
Freight and distribution expenses	234,469	175,901	58,568	8.4%	7.6%
Selling, general, and administrative expenses	210,844	137,009	73,835	7.6%	6.0%

Operating income	$199,167	$299,931	$(100,764)	7.1%	13.0%

Foreign exchange loss	2,556	1,222	1,334	0.1%	0.1%
Loss on debt extinguishment	1,218	5,617	(4,399)	0.0%	0.2%
Interest expense, net	33,759	32,491	1,268	1.2%	1.4%

Income before provision for income taxes	161,634	260,601	(98,967)	5.8%	11.3%
Provision for income taxes	55,248	88,686	(33,438)	2.0%	3.9%

Net income	$106,386	$171,915	$(65,529)	3.8%	7.5%

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

        Tons of product sold in 2015 was 2,732,381 tons compared to 2,795,652 tons in 2014, a decrease of 63,271 tons, or 2.3 percent as follows:

  •
  Containerboard sales decreased by 65,201 tons, primarily due to the Longview mill work stoppage in the third quarter and volumes being redirected from outside sales to fulfill demand for internal converting. Corrugated product sales volume increased by approximately 15,049 tons.

  •
  Specialty paper sales volume decreased by 13,119 tons primarily due to lower kraft paper export shipments of 37,680 tons reflecting increased competition in our export markets, partially offset by higher domestic kraft paper shipments of 19,389 tons.

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

Liquidity and Capital Resources

Credit Facility

        The Company had $483.4 million available to borrow under the $500 million revolving credit facility ("Revolver") portion of our Credit Facility at December 31, 2016. In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder. The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings). For a description of our Credit Facility, see Note 9 "Long-term Debt—Second Amended and Restated Credit Agreement".

Receivables Credit Facility

        On June 8, 2016, the Company entered into Amendment No. 2 to the Receivables Purchase Agreement (the "Amendment to Receivables Purchase Agreement") amending its Receivables Purchase Agreement dated as of September 26, 2014 (as previously amended, the "Receivables Purchase Agreement"). In addition, the Company, KapStone Receivables, LLC ("KAR"), KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc. and Victory (collectively, the "Originators"), entered into Amendment No. 2 to the Receivables Sales Agreement (the "Amendment to Receivables Sales Agreement" and together with the Amendment to Receivables Purchase Agreement, the "Amendment"). The Amendment establishes the primary terms and conditions of an accounts receivable securitization program (the "Securitization Program"). The Amendment extended the "Facility Termination Date" (as defined in the Receivable Purchase Agreement) from June 8, 2016 to June 6, 2017. For a description of our Securitization Program, see Note 9 "Long-term Debt—Receivables Credit Facility".

        As of December 31, 2016, the Company had $269.3 million of outstanding borrowings under its $275.0 million Receivables Credit Facility with an interest rate of 1.5 percent.

Voluntary and Mandatory Prepayments

        For the years ended December 31, 2016 and 2015, the Company made $64.7 million and $103.5 million, respectively, of voluntary prepayments on its term loans under its Credit Facility using cash generated from operations.

        For the years ended December 31, 2016 and 2015, the Company made $39.3 million and $36.1 million, respectively, of mandatory payments throughout the year on the Receivable Credit Facility.

Other Borrowing

        In 2015, the Company entered into a $6.6 million financing agreement at an annual interest rate of approximately 1.70 percent for its annual property insurance premiums. The Company repaid this obligation as of December 31, 2015.

        In 2016, the Company paid its annual property insurance premiums with cash on hand.

Debt Covenants

        The Company must comply on a quarterly basis with the financial covenants of its Credit Agreement, including a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company's debt net of available cash by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On December 31, 2016, the maximum permitted leverage ratio was 4.50 to 1.00. On December 31, 2016, the Company was in compliance with a leverage ratio of 3.82 to 1.00.

        The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company's trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments by the sum of our net cash interest payments during the twelve month period. On December 31, 2016, the interest coverage ratio was required to be at least 3.00 to 1.00. On December 31, 2016, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 11.08 to 1.00.

        As of December 31, 2016, the Company was also in compliance with all other covenants in the Credit Agreement.

Income Taxes

        Income taxes paid, net of refunds, were $23.8 million, $65.5 million and $77.5 million in 2016, 2015 and 2014, respectively. The decrease in 2016 was primarily due the Company's election to defer estimated tax payments until January 2017 of approximately $20.0 million, receipt of a $12.0 million tax refund and a decrease in pre-tax income. The Company expects its 2017 cash tax rate to be approximately 39 percent on 2017 earnings.

Sources and Uses of Cash

Years ended December 31 ($ in thousands)	2016	2015	2014
Operating activities	$281,920	$262,457	$313,198
Investing activities	(151,754)	(743,802)	(137,232)
Financing activities	(107,602)	459,699	(160,466)

Total change in cash and cash equivalents	$22,564	$(21,646)	$15,500

2016

        Cash and cash equivalents increased by $22.6 million from December 31, 2015, reflecting $281.9 million of net cash provided by operating activities, $151.8 million of net cash used in investing activities and $107.6 million of net cash used in financing activities.

        Net cash provided by operating activities was $281.9 million, comprised primarily of net income of $86.3 million, non-cash charges of $189.7 million and improved working capital of $5.9 million. Net cash provided by operating activities increased by $19.5 million during the year ended December 31, 2016, compared to 2015, mainly due to a $37.3 million decrease in cash used for working capital and $2.3 million of higher non-cash charges, partially offset by $20.1 million of lower net income. The decrease in cash used for working capital mainly reflects lower raw material inventories and prepaid expenses offset by higher trade accounts receivable.

        Net cash used in investing activities includes $126.9 million for capital expenditures, $15.4 million for the CFB acquisition and $11.8 million of equity method investments, partially offset by $4.9 million of proceeds from asset sales. Net cash used by investing activities decreased by $592.0 million for the year ended December 31, 2016, compared to 2015, primarily due to the Victory acquisition in 2015.

        Net cash used in financing activities was $107.6 million and reflects a $64.7 million prepayment of the term loans under the Credit Facility, $38.7 million of quarterly cash dividend payments, $6.4 million of net short-term borrowings under the Revolver and $2.3 million of loan amendment fees, partially offset by $3.7 million of net borrowings under the Receivables Credit Facility. Net cash provided by financing activities decreased by $567.3 million for the year ended December 31, 2016, compared to 2015, primarily due to higher net borrowings in 2015 to fund the Victory acquisition.

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

Future Cash Needs

        We expect that cash on hand at December 31, 2016 and cash generated from operating activities in 2017 will be sufficient to meet anticipated cash needs, which primarily consists of approximately $140.0 million of expected capital expenditures, $39.0 million of dividends and any additional working capital needs.

        Should the need arise, we have the ability to draw from our $500.0 million Revolver. In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder. As of December 31, 2016, the Company had no borrowings under the Revolver and $483.4 million of remaining Revolver availability, net of outstanding letters of credit.

        On a long term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our Revolver and accordion provision, if available, will be sufficient to meet long term obligations. Our long term obligations primarily consist of $1.7 billion of debt service and interest (which includes a $716.8 million final payment on our term loan A-1 and $269.3 million on our Receivable Credit Facility in June 2020 and a final payment on our term loan A-2 in June 2022 of $442.9 million), capital expenditures of approximately $125.0 million to $135.0 million annually, dividends and working capital needs.

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

Goodwill and Intangibles

        Certain business acquisitions have resulted in the recording of goodwill. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill is considered an indefinite lived intangible asset and as such is not amortized. At December 31, 2016, we have goodwill of $705.6 million. In conjunction with the CFB acquisition the Company's goodwill increased by $1.0 million, see Note 3 "Acquisitions and Equity Method Investments" of the Notes to Consolidated Financial Statements.

Goodwill Valuations

        Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2016, we had $705.6 million of goodwill, of which we recorded $170.7 million in connection with the Victory acquisition in 2015 and $1.0 million in connection with the CFB acquisition in 2016. At December 31, 2016, we had $534.9 million and $170.7 million of goodwill allocated to our Paper and Packaging and Distribution segments, respectively.

        We test for impairment annually in the fourth quarter, or sooner, if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. The test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We maintain three reporting units for purposes of our goodwill testing, Western Paper and Packaging Operations, Eastern Paper and Packaging Operations and Distribution. Regional paper and packaging reporting units make up our Paper and Packaging segment and the Distribution reporting unit is the same as the Distribution segment. Segment information is discussed further in Note 16 "Segment Information" of the Notes to Consolidated Financial Statements.

        In 2016, the Company performed a quantitative assessment. In conducting our quantitative goodwill impairment analysis, we use a two-step process. First, we compare the book value of a reporting unit, including goodwill, with its fair value. The fair value is estimated based on a combined market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for the Company to ensure that the implied control premium is reasonable. If the book value of a reporting unit exceeds its fair value, we perform the second step to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value for the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill. The initial step of our impairment test indicated no impairment for any of the years presented.

        The following assumptions are used in calculating the fair value of reporting units:

  •
  Company Business Projections.  The discounted cash flow model utilizes business projections that are developed internally by management for use in managing the business. These projections include assumptions for sales volume growth, price and mix changes, synergy benefits from acquisitions, inflation on costs and expenses, income taxes, and capital expenditures. Our forecasts take into consideration recent sales data for existing products, planned integration of recent strategic investments, planned timing of capital projects, and economic indicators to estimate future production volumes, selling prices, and key input costs for our manufactured products. Our pricing assumptions include an assessment of industry supply and demand dynamics for our major products.

  •
  Growth Rates.  A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the forecast period. Growth rate assumptions were 3.0 percent to 4.5 percent in our discounted cash flow analysis.

  •
  Discount Rates.  Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt. We used discount rates ranging from 8.5 percent to 10.5 percent in determining the discounted cash flows for each of our reporting units.

  •
  EBITDA Multiples.  The market approach requires the use of a valuation multiple to calculate the estimated fair value of a reporting unit. We use an EBITDA multiple based on a selection of comparable companies and recent acquisition transactions within our industries to corroborate the value calculated in our discounted cash flow analysis.

        As of October 1, 2016, we determined that the fair values of all our reporting units were in excess of the carrying amount, and therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed.

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

Pension and Postretirement Benefits

        The Company provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates. We describe these assumptions in Note 10, Pension and Postretirement Benefits, of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings. A summary of key assumptions for 2016, 2015 and 2014 is as follows:

	Pension Benefits Actuarial Assumptions
	2016	2015	2014
Weighted-average discount rate assumption used to determine PBO at December 31,	4.50%	4.66%	4.24%
Weighted-average actuarial assumptions for net expense:
Discount rate	4.66%	4.24%	5.11%
Long-term rate of return on plan assets	6.50%	6.50%	6.98%

        The measurement date for our plan is year-end as of December 31. Accordingly, at the end of each year, we determine the discount rate to be used to discount pension liabilities to its present value. This rate is adjusted to match the duration of the liabilities associated with the pension plan. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The Company's estimate of its projected benefit obligation ("PBO") is highly dependent on changes in market interest rates. In estimating this rate at the end of 2016, we reviewed rates of return on relevant market indices and concluded that the Fidelity Bond Modeler is consistent with observable market conditions and industry standards for developing spot rate curves. The impact of the change in market interest rates during 2016 resulted in an $11.2 million increase to our December 31, 2016 PBO. This was partially offset by favorable changes in plan demographics resulting in a PBO decrease of $0.7 million and interest crediting rate assumption changes resulting in a PBO decrease of $2.2 million. These changes were recorded through "Accumulated other comprehensive income / (loss)," a component of "Stockholders' Equity" in the Consolidated Balance Sheets.

        A significant element in determining our net periodic benefit income is the expected return on plan assets. For 2016, our expected long-term rate of return on plan assets was 6.50 percent, or $37.3 million. This expected return on plan assets is included in the net periodic benefit income for the year ended December 31, 2016.

        Actual return on plan assets was $34.7 million in 2016, a decrease of $2.6 million compared to the expected return. The difference between the expected return and the actual return on plan assets is reflected on the Consolidated Balance Sheets through charges to "Accumulated other comprehensive income / (loss)." As of December 31, 2016 and 2015, the fair value of plan assets is $574.4 million and $593.1 million, respectively.

        In addition to the discount rate change, we adopted updated U.S. mortality tables in 2016 for purposes of determining our mortality assumption used in the defined benefit plan's liability calculation. The new assumptions were based on the Society of Actuaries recent mortality experience study and reflect future mortality improvement. Based on our experience and in consultation with our actuaries, we utilized a base RP-2014 with MP-2016 projection scale and appropriate collar adjustments. In 2015, we utilized the RP-2015 mortality tables with MP-2014 projection scale. The updated mortality assumption resulted in a decrease to the PBO of $8.8 million as of the end of 2016 and was recorded through "Accumulated other comprehensive income / loss."

        In 2016, management approved a plan to offer lump sum payments and insurance annuities to approximately 1,400 terminated vested plan participants. This reduced the risk of the Company's pension plan to its financial statements. Approximately 427 participants have accepted this plan, with a corresponding distribution of approximately $14.3 million in December 2016 recorded as part of "Benefits Paid". No settlement loss was recorded as the distribution is below the applicable threshold of the sum of service cost and interest cost recognized as components of net periodic pension cost for the year. This also resulted in a decrease to the PBO of $2.1 million as of the end of 2016 and was recorded through "Accumulated other comprehensive income / loss".

        The decrease in the discount rate, the change to the updated mortality and other assumptions, risk reduction plan and overall plan experience has decreased the PBO by $23.7 million to $602.4 million as of December 31, 2016 from $626.1 million as of December 31, 2015. As of December 31, 2016 and 2015, the plan's unfunded status was $28.1 million and $32.9 million, respectively.

        We recognized net periodic pension income of $0.1 million in 2016, compared to $6.5 million in 2015. For the year ended December 31, 2017, we estimate net periodic pension income to approximate $0.7 million, reflecting a discount rate of 4.50 percent, an expected return on plan assets of 6.5 percent and amortization of actuarial losses of $4.8 million.

        On October 31, 2016, the Company provided formal notification to withdraw from its GCIU multiemployer pension plan. Accordingly, the Company recorded an estimated withdrawal liability of approximately $6.4 million, based on annual payments of approximately $0.4 million over 20 years, discounted at a credit adjusted risk-free rate return of approximately 3.6 percent. This liability is based on an analysis of the facts available to management; however, the withdrawal liability will ultimately be determined by the plan trustee.

Income Taxes

        The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. As of December 31, 2016, the Company does not have any valuation allowances.

Recent Accounting Pronouncements

        See Note 2 "Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2016 ($000's):

	Payments Due by Period
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt(1)	$1,233,875	$—	$—	$51,750	$733,250	$4,750	$444,125
Receivable credit facility(1)	269,273	—	—	—	269,273	—	—
Interest on long-term debt(2)	185,375	43,701	47,076	46,546	27,529	14,621	5,902
Operating lease obligations(3)	281,397	45,750	40,711	35,087	30,768	24,075	105,006
Purchase obligations(4)(5)	393,613	35,259	34,352	32,025	31,308	30,591	230,078
Victory contingent consideration(6)	25,000	—	25,000	—	—	—	—
Multiemployer pension plan(7)	8,880	444	444	444	444	444	6,660

Total	$2,397,413	$125,154	$147,583	$165,852	$1,092,572	$74,481	$791,771

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2016, in long-term debt net of current portion, as appropriate. See Note 9 "Short-term Borrowings and Long-term Debt" in the Notes to Consolidated Financial Statements.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2016. These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2016.

(3)
These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2016. See Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2016. See Note 14 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply Agreement and the purchase of a contracted volume of natural gas.

(5)
In September, 2015 the Company signed a non-cancellable contract with a third party to produce wood chips for use at the Company's North Charleston and Roanoke Rapids paper mills for twenty years, with an annual purchase obligation of approximately $13.0 million.

(6)
Victory's contingent consideration of $25.0 million is the maximum amount payable to former owners of Victory if certain financial performance criteria are satisfied during the thirty month period following the closing. The contingent consideration, as of December 31, 2016 is recorded at a fair value of $14.9 million. See Note 14 "Commitment and Contingencies" in the Notes to Consolidated Financial Statements.

(7)
On October 31, 2016, the Company provided formal notification to withdraw from its GCIU multiemployer pension plan. Accordingly, the Company recorded an estimated withdrawal liability of approximately $6.4 million. The withdrawal liability is calculated based on annual payments of approximately $0.4 million over 20 years, discounted at a credit adjusted risk-free rate return of approximately 3.6 percent. This liability is based on an analysis of the facts available to management; however, the withdrawal liability will ultimately be determined by the plan trustee.

        At this time, the Company does not expect to have any required contributions to its defined benefit plan in 2017. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets, changes in interest rates and changes in mortality tables.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest Rates

        Under our Credit Agreement, at December 31, 2016 we have a Credit Facility consisting of two term loans totaling approximately $1.2 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the "Unused Fee Rate").

        The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At December 31, 2016 the weighted average interest rate of the term loans was 2.6 percent.

        Under our Receivables Credit Facility, at December 31, 2016 we have $269.3 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At December 31, 2016 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.5 percent.

        Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $15.2 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

Commodity Prices

        We are exposed to price fluctuations of certain commodities used in production and distribution. Key materials and energy used in the production process include roundwood and woodchips, recycled fiber (OCC), containerboard, electricity, coal, natural gas and caustic soda. Diesel fuel prices have a direct impact on our Distribution segment. We generally purchase these commodities in each of our segments at market prices and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have one contract to purchase coal at fixed prices through December 31, 2017 and contracts to purchase natural gas at fixed prices through December 2020.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign Currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. As of December 31, 2016 and 2015, the Company did not have any foreign currency forward contracts and foreign exchange forward contracts outstanding.

        As of December 31, 2016, trade accounts receivable denominated in Euros and Mexican Pesos totaled $4.3 million and $3.0 million, respectively.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about April 4, 2017 with the Securities and Exchange Commission ("SEC").

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 4, 2017 under the caption "Proposal 1—Election of Directors", (ii) with respect to our executive officers will be contained in the Company's Proxy Statement under the caption "Executive Officers", (iii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Governance Structure—What Committees has the Board Established?", (iv) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", and (v) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics" and is incorporated herein by this reference.

        KapStone adopted a code of ethics that applies to its CEO and CFO, as well as all other officers and employees of the Company and its affiliates. This code of ethics, entitled "Code of Conduct and Ethics," is posted on the Company's website at www.kapstonepaper.com under "Governance." The Code of Conduct and Ethics is administered by the Compliance Officer of the Company. Any amendment to, or waiver of, a provision of the Code of Conduct and Ethics that applies to the CEO, CFO, or persons performing similar functions will be disclosed on the Company's website under "Governance." We will also provide a copy of the Code of Conduct and Ethics without charge at the written request of any shareholder of record. Requests for copies may be directed to the Compliance Office at our corporate headquarters.

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 4, 2017 under the captions "Executive Compensation," "Oversight of Compensation Risk," "Summary Compensation Table," "2016 Grants of Plan-Based Awards," "Governance Structure," "Outstanding Equity Awards at 2016 Fiscal Year End," "Option Exercises and Stock Vested in 2016," "Pension Benefits in 2016," "Potential Payments upon Change-in-Control or Termination," "Governance Structure—2016 Director Compensation," "Executive Compensation—Compensation Committee Interlocks and Insider Participation," and "Executive Compensation—Report of the Compensation Committee" and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 4, 2017 under the captions "Stock Ownership—Securities Authorized for Issuance Under Equity Compensation Plan", "Stock Ownership—Security Ownership of Management" and "Stock Ownership—Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 4, 2017 under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC on or about April 4, 2017 under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)  Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

(a)
(2)  Financial Statement Schedules

        Certain financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

(b)
Exhibits.

        The following Exhibits are filed as part of this report:

Exhibit No.		Description
2.1		Equity Purchase Agreement, dated as of May 4, 2015, by and among KapStone Kraft Paper Corporation, KapStone Charleston Kraft LLC, VP Holdco, Inc. and Victory Packaging Management, LLC. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on May 5, 2015.
2.2
Amendment to Equity Purchase Agreement, dated as of October 25, 2016, by and among KapStone Kraft Paper Corporation, KapStone Charleston Kraft LLC, VP Holdco, Inc. and Victory Packaging Management, LLC. Incorporated by reference to Exhibit 2.4 to the Registrant's Quarterly Report on Form 10-Q filed on November 1, 2016.
3.1
Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007). Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 10, 2010.
3.2		Amended and Restated Bylaws of KapStone Paper and Packaging. Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 12, 2016.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.
10.1	*	2006 Incentive Plan amended and restated as of May 18, 2012. Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report filed on Form 10-K filed on March 4, 2013.
10.2	*	2008 Performance Incentive Plan (as amended and restated effective as of January 1, 2013). Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 1, 2013.
10.3	*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on April 14, 2008.
10.4	*	2014 Incentive Plan. Incorporated by reference to Annex A to Registrant's Definitive Proxy Statement filed on April 1, 2014.
10.5	*
KapStone Paper and Packaging Corporation Deferred Compensation Plan and the Adoption Agreement for the KapStone Paper and Packaging Corporation Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 and Exhibit 10.2, respectively, to the Registrant's Current Report on Form 8-K filed on December 16, 2014.
10.6	*
KapStone Paper and Packaging Corporation Deferred Compensation Plan for Non-Employee Directors, together with Adoption Agreement effective as of January 1, 2016. Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 28, 2015.
10.7
Long-Term Fiber Supply Agreement, dated July 1, 2008, by and among MeadWestvaco Forestry LLC and KapStone Charleston Kraft LLC (with certain confidential information deleted therefrom). Incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed on July 2, 2008.

Exhibit No.	Description
10.8	Second Amended and Restated Credit Agreement dated as of June 1, 2015, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 3, 2015.
10.9
First Amendment to the Second Amended and Restated Credit Agreement dated as of February 9, 2016, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 9, 2016.
10.10
Receivables Purchase Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 1, 2014.
10.11
Amendment No. 1 to Receivables Purchase Agreement entered into as of June 10, 2015 by and among KapStone Paper and Packaging Corporation, as servicer; KapStone Receivables, LLC, as seller; the financial institutions from time to time party thereto, as purchasers; and Wells Fargo Bank, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 11, 2015.
10.12
Receivables Sale Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC and Longview Fibre Paper and Packaging, Inc., as Originators. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 1, 2014.
10.13
Amendment No. 1 to Receivables Sale Agreement entered into as of June 10, 2015, by and among KapStone Paper and Packaging Corporation, as servicer; KapStone Receivables, LLC, as buyer; and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 11, 2015.
10.14
Amendment No. 2 to Receivables Purchase Agreement, dated as of June 8, 2016, by and among KapStone Paper and Packaging Corporation, as the Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 8, 2016.

Exhibit No.		Description
10.15		Amendment No. 2 to Receivables Sale Agreement, dated as of June 8, 2016, by and among the Company, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators. Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 8, 2016.
10.16	*	2016 Incentive Plan. Incorporated by reference to Annex A to Registrant's Definitive Proxy Statement filed on March 28, 2016.
10.17	*	Form of Restricted Stock Unit Grant Agreement for executive officer and non-employee director awards under KapStone Paper and Packaging's Incentive Plan.
10.18	*	Form of Option Agreement for executive officer and non-employee director awards under KapStone Paper and Packaging's Incentive Plan.
10.19
Amendment No. 3 to Receivables Sale Agreement, dated as of February 21, 2017, by and among the Company, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators.
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

KAPSTONE PAPER AND PACKAGING CORPORATION
February 24, 2017	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 24, 2017	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Executive Officer and Director
February 24, 2017	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 24, 2017	By:	/s/ ROGER W. STONE Roger W. Stone, Executive Chairman of the Board
February 24, 2017	By:	/s/ MARK NIEHUS Mark A. Niehus, Vice President and Corporate Controller
February 24, 2017	By:	/s/ ROBERT J. BAHASH Robert J. Bahash, Director

February 24, 2017	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director
February 24, 2017		/s/ PAULA H.J. CHOLMONDELEY Paula H.J. Cholmondeley Director
February 24, 2017	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
February 24, 2017	By:	/s/ DAVID G. GABRIEL David G. Gabriel, Director
February 24, 2017	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director
February 24, 2017	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
February 24, 2017	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
February 24, 2017	By:	/s/ MAURICE S. REZNIK Maurice S. Reznik, Director
February 24, 2017	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (2013 Framework)."

        Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). KapStone Paper and Packaging Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
KapStone Paper and Packaging Corporation

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KapStone Paper and Packaging Corporation as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2016, based on criteria establish in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 24, 2017

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,385	$6,821
Trade accounts receivable (Includes $368,922 at December 31, 2016, and $345,372 at December 31, 2015, associated with the securitization facility)	392,962	363,869
Other receivables	13,562	18,732
Inventories	322,664	335,903
Prepaid expenses and other current assets	10,247	28,932

Total current assets	768,820	754,257

Plant, property and equipment, net	1,441,557	1,406,146
Other assets	25,468	12,532
Intangible assets, net	314,413	344,583
Goodwill	705,617	704,592

Total assets	$3,255,875	$3,222,110

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$6,400
Dividend payable	10,052	9,862
Accounts payable	189,350	196,491
Accrued expenses	76,480	73,138
Accrued compensation costs	48,840	64,149
Accrued income taxes	15,971	15

Total current liabilities	340,693	350,055

Other liabilities:
Long-term debt (Includes $269,273 at December 31, 2016, and $265,614 at December 31, 2015, associated with the securitization facility)	1,485,323	1,543,748
Pension and postretirement benefits	34,207	40,510
Deferred income taxes	405,561	418,479
Other liabilities	85,761	24,038

Total other liabilities	2,010,852	2,026,775

Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 175,000,000 shares authorized; 96,639,920 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2016 and 96,327,506 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2015	10	10
Additional paid-in-capital	275,970	266,220
Retained earnings	689,668	642,306
Accumulated other comprehensive loss	(61,318)	(63,256)

Total stockholders' equity	904,330	845,280

Total liabilities and stockholders' equity	$3,255,875	$3,222,110

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Net sales	$3,077,257	$2,789,345	$2,300,920
Cost of sales, excluding depreciation and amortization	2,214,872	1,982,686	1,551,531
Depreciation and amortization	182,213	162,179	136,548
Freight and distribution expenses	279,023	234,469	175,901
Selling, general, and administrative expenses	224,127	210,844	137,009
Multiemployer pension plan withdrawal expense	6,376	—	—

Operating income	170,646	199,167	299,931
Foreign exchange loss	2,255	2,556	1,222
Equity method investments income	(548)	—	—
Loss on debt extinguishment	679	1,218	5,617
Interest expense, net	40,078	33,759	32,491

Income before provision for income taxes	128,182	161,634	260,601
Provision for income taxes	41,930	55,248	88,686

Net income	$86,252	$106,386	$171,915

Other comprehensive income, net of tax
Foreign currency translation adjustment	(551)	—	—
Defined pension and post-retirement plans:
Net actuarial gain/(loss)	502	(13,182)	(59,645)
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(416)	1,413	128
Amortization (accretion) of net (gain) / loss	2,403	502	(7)

Other comprehensive income/(loss), net of tax	1,938	(11,267)	(59,524)

Total comprehensive income	$88,190	$95,119	$112,391

Weighted average number of shares outstanding:
Basic	96,533,368	96,257,749	95,900,179

Diluted	97,777,066	97,635,539	97,459,184

Net income per share:
Basic	$0.89	$1.11	$1.79

Diluted	$0.88	$1.09	$1.76

Dividends declared per common share	$0.40	$0.40	$0.10

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2013	95,666,212	$10	$246,186	$412,349	$7,535	$666,080

Stock-based compensation expense	—	—	6,956	—	—	6,956
Payment of withholding taxes on vested restricted stock awards and options exercised	176,724	—	(1,755)	—	—	(1,755)
Exercise of stock options	183,130	—	869	—	—	869
Excess tax benefit from stock-based compensation	—	—	2,649	—	—	2,649
Employee Stock Purchase Plan	20,488	—	600	—	—	600
Dividends declared	—	—	—	(9,663)	—	(9,663)
Net income	—	—	—	171,915	—	171,915
Pension and postretirement plan adjustments, net of tax of $34,346	—	—	—	—	(59,524)	(59,524)

Balance—December 31, 2014	96,046,554	$10	$255,505	$574,601	$(51,989)	$778,127

Stock-based compensation expense	—	—	9,835	—	—	9,835
Payment of withholding taxes on vested restricted stock awards and options exercised	155,283		(2,508)	—	—	(2,508)
Exercise of stock options	91,256	—	896	—	—	896
Excess tax benefit from stock-based compensation	—	—	1,649	—	—	1,649
Employee Stock Purchase Plan	34,413	—	843	—	—	843
Dividends declared	—	—	—	(38,681)	—	(38,681)
Net income	—	—	—	106,386	—	106,386
Pension and postretirement plan adjustments, net of tax of $6,852	—	—	—	—	(11,267)	(11,267)

Balance—December 31, 2015	96,327,506	$10	$266,220	$642,306	$(63,256)	$845,280

Stock-based compensation expense	—	—	8,938	—	—	8,938
Payment of withholding taxes on vested restricted stock awards and options exercised	149,411	—	(810)	—	—	(810)
Exercise of stock options	100,367	—	858	—	—	858
Excess tax deficiency from stock-based compensation	—	—	(207)	—	—	(207)
Employee Stock Purchase Plan	62,636	—	971	—	—	971
Dividends declared	—	—	—	(38,890)	—	(38,890)
Net income	—	—	—	86,252	—	86,252
Pension and postretirement plan adjustments, net of tax of $1,493	—	—	—	—	2,489	2,489
Foreign currency translation adjustment	—	—	—	—	(551)	(551)

Balance—December 31, 2016	96,639,920	$10	$275,970	$689,668	$(61,318)	$904,330

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net income	$86,252	$106,386	$171,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	149,318	136,886	122,880
Amortization of intangible assets	32,895	25,293	13,668
Stock-based compensation expense	8,938	9,835	6,956
Pension and postretirement	(3,694)	(11,182)	(11,523)
Multiemployer pension plan withdrawal expense	6,376	—	—
Excess tax deficiency / (benefit) from stock-based compensation	207	(1,649)	(2,649)
Amortization of debt issuance costs	4,804	5,546	5,696
Loss on debt extinguishment	679	1,218	5,617
Loss on disposal of fixed assets	3,599	951	4,252
Deferred income taxes	(14,440)	11,042	2,455
Inventory step-up expense	—	5,800	—
Change in fair value of contingent consideration liability	1,600	3,700	—
Equity method investments income	(548)	—	—
Changes in assets and liabilities:
Trade accounts receivable, net	(27,452)	8,960	3,649
Other receivables	2,685	(1,596)	(1,434)
Inventories	13,700	(13,086)	(22,973)
Prepaid expenses and other current assets	17,063	(13,375)	(767)
Other assets	(993)	478	(1,433)
Accounts payable	(12,782)	(13,352)	(5,705)
Accrued expenses and other liabilities	11,806	16,155	6,072
Accrued compensation costs	(15,364)	(7,120)	7,620
Accrued income taxes	17,271	(8,433)	8,902

Net cash provided by operating activities	281,920	262,457	313,198

Investing activities
Equity method investments	(11,807)	—	—
Purchase of intangible assets	(2,525)	—	—
Acquisitions, net of cash acquired	(15,438)	(617,046)	—
Proceeds from the sale of assets	4,881	—	—
Capital expenditures	(126,865)	(126,756)	(137,232)

Net cash used in investing activities	(151,754)	(743,802)	(137,232)

Financing activities
Proceeds from revolving credit facility	451,000	350,000	97,900
Repayments on revolving credit facility	(457,400)	(343,600)	(97,900)
Proceeds from receivables credit facility	43,001	134,701	175,000
Repayments on receivables credit facility	(39,342)	(36,088)	(8,000)
Proceeds from long-term debt	—	519,763	—
Repayments of long-term debt	(64,687)	(116,438)	(328,525)
Cash dividends paid	(38,736)	(38,729)	(223)
Payment of loan amendment and debt issuance costs	(2,250)	(10,790)	(1,081)
Proceeds from other current borrowings	—	6,615	6,300
Repayments on other current borrowings	—	(6,615)	(6,300)
Payment of withholding taxes on stock awards	(810)	(2,508)	(1,755)
Proceeds from exercises of stock options	858	896	869
Proceeds from shares issued to ESPP	971	843	600
Excess tax (deficiency) / benefit from stock-based compensation	(207)	1,649	2,649

Net cash provided by (used in) financing activities	(107,602)	459,699	(160,466)

Net increase (decrease) in cash and cash equivalents	22,564	(21,646)	15,500
Cash and cash equivalents-beginning of period	6,821	28,467	12,967

Cash and cash equivalents-end of period	$29,385	$6,821	$28,467

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

        On June 1, 2015, the Company acquired 100 percent of the partnership interests in Victory Packaging, L.P. and its subsidiaries ("Victory"). As a result of the Victory acquisition, the accompanying consolidated financial statements are not comparative. The accompanying consolidated financial statements include the results of Victory since the date of its acquisitions, see Note 4 "Victory Acquisition".

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

        Recently Adopted Accounting Pronouncements—In April 2015, the Financial Accounting Standard's Board ("FASB") issued Accounting Standards Update No. 2015-03 ("ASU 2015-03"), "Simplifying the Presentation of Debt Issuance Costs", which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. ASU 2015-03 was adopted during the interim period ended March 31, 2016, and it had no material impact on our consolidated financial statements.

        On August 27, 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", which requires management to assess a company's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 was adopted effective December 31, 2016, and it had no material impact on our consolidated financial statements.

2. Significant Accounting Policies

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, when the price is fixed and determinable and when collectability is reasonably assured. Sales with terms f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided all other revenue recognition criteria is met. Incentive rebates are typically paid in cash and are netted against revenue

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate. During 2016, 2015, and 2014, customer rebates totaled $34.3 million, $32.7 million and $28.3 million, respectively.

        Freight charged to customers is recognized in net sales.

        Cost of Sales—Cost of sales includes material, labor and overhead costs, but excludes depreciation and amortization. Proceeds received from the sale of by-products generated from the paper and packaging manufacturing process are reflected as a reduction to cost of sales. Income from sales of by-products is derived primarily from the sale of tall oil, hardwood, turpentine and waste bales to third parties. During 2016, 2015 and 2014, cost of sales was reduced by $32.6 million, $36.1 million and $35.8 million, respectively, for these by-product sales.

        Freight and Distribution Expenses—Freight and distribution includes shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Planned Maintenance Outage Costs—The Company recognizes the cost of maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. The Company performs planned maintenance outages at its paper mills. Costs of approximately $32.6 million, $37.4 million and $36.1 million related to planned maintenance outages are included in cost of sales for the years ended December 31, 2016, 2015 and 2014, respectively.

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

        No customer accounted for more than 10 percent of consolidated net sales in 2016, 2015 or 2014. In order to mitigate credit risk, the Company obtains letters of credit for certain export customers. For the years ended December 31, 2016, 2015 and 2014, net sales to U.S. based customers were 83 percent, 82 percent and 80 percent, respectively, of consolidated net sales. Net sales to foreign based customers during 2016, 2015 and 2014 were 17 percent, 18 percent and 20 percent, respectively, of consolidated net sales. See Note 16—"Segment Information".

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

deemed uncollectible, it is written off. At December 31, 2016, 2015 and 2014 changes to the allowance for doubtful accounts are summarized as follows ($000's):

Year ended:	Balance at beginning of year	Acquisition	Charged to Expense	Write-offs	Balance at end of year
December 31, 2016	$1,084	—	$881	$(612)	$1,353
December 31, 2015	$285	$742	$368	$(311)	$1,084
December 31, 2014	$682	$—	$217	$(614)	$285

        Foreign Currency Transactions—The Company invoices certain European customers in Euros and Mexican customers in Pesos. Outstanding amounts for such transactions are remeasured into U.S. dollars at the year-end rate of exchange and statements of comprehensive income items are remeasured at the weighted average exchange rates for the period. Gains and losses arising from these transactions are included in foreign exchange gains / (losses) within the Consolidated Statements of Comprehensive Income.

        Cash and Cash Equivalents—Cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables, pension assets, contingent consideration liability and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loans are financial liabilities with fair values that approximate their carrying value of $1.5 billion. See Note 9 "Long-term debt".

        Inventories—Inventories are valued at the lower of cost or market; whereby cost includes all direct and indirect materials, labor and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method for KapStone locations with the exception of the Longview Paper mill and the seven corrugated products manufacturing plants, which are on the last-in, first-out method. In total, these locations represent 22 percent and 26 percent of consolidated inventories as of December 31, 2016 and 2015, respectively. Replacement parts and other supplies are stated using the average cost method. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges of inventory measured at the book value of the item exchanged.

        In conjunction with the Victory acquisition, KapStone acquired inventories which were recorded at fair value as of the acquisition date. The cost for the Victory inventories is stated at the lower cost or market and is determined under the first-in, first-out method.

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

        Leases—The Company assesses lease classification as either capital or operating at lease inception or upon modification. We lease twelve of our corrugated products manufacturing plants and most distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised.

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

        If the qualitative assessment concludes that the two-step impairment test is necessary, the first step is to compare the book value of the reporting unit, including goodwill, with its fair value. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has identified three reporting units. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled to the current market capitalization for the Company to ensure that the implied control premium is reasonable. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter. The Company performed a quantitative assessment and it did not result in an impairment charge for any periods presented.

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

        Pension and Postretirement Benefits—The Company provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on interest rates for long-term high quality bonds.

        The amount of unrecognized actuarial gains and losses recognized in the current year's operations is based on amortizing the unrecognized gains or losses for each plan that exceeds the larger of 10 percent of the projected benefit obligation or the fair value of plan assets, also known as the corridor. The amount of unrecognized gain or loss that exceeds the corridor is amortized over the average future service of the plan participants. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our pension and other postretirement benefit obligations and our future expense.

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

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method. For the years ended December 31, 2016, 2015 and 2014, $4.8 million, $5.5 million and $5.7 million, respectively, of debt issuance costs have been amortized and recognized within interest expense, net.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        In 2016, 2015 and 2014, the Company recorded losses on debt extinguishment of $0.7 million, $1.2 million and $5.6 million, respectively, due to voluntary prepayments totaling $64.7 million, $103.5 million and $325.0 million, respectively, on the term loans under the Company's senior secured credit facility.

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

        Segment Information—The Company reports results in two reportable segments: Paper and Packaging and Distribution. These segments represent distinct businesses that are managed separately because of differing products and services. Each of these businesses requires distinct operating and marketing strategies.

        The Paper and Packaging segment produces containerboard, corrugated products and specialty paper which are sold to customers who convert our products into end-market finished products or internally to corrugated products manufacturing plants that produce a wide variety of products ranging from basic corrugated shipping containers to specialized packaging.

        The Distribution segment, which operates under the Victory and Golden State Container trade names, provides its customers comprehensive packaging solutions and services and distributes corrugated packaging materials and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes.

Recent Accounting Pronouncements

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers". The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016). We are in the diagnostic phase of evaluating the overall impact of ASU 2014-09. As of December 31, 2016, the Company has determined that it will adopt this standard utilizing the modified retrospective method, which will result in the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. The Company will provide additional disclosure as our implementation plan progresses.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory", which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated balance sheets.

        In February 2016, the FASB issued ASU 2016-02 "Leases". This guidance revises existing practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840), while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for all entities. As disclosed in Note 14 of the Notes to Consolidated Financial Statements, the Company does have a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position, results of operations and disclosures upon the adoption of ASU 2016-02. The Company will provide additional disclosure as the implementation plan progresses.

        In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 will have on its financial position, results of operations and disclosures.

        In June 2016, the FASB issued ASU 2016-13 "Financial Instruments—Credit losses: Measurement of Credit Losses on Financial Instruments", which amends certain provisions of ASU 326, "Financial Instruments—Credit Loss". The ASU changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held to maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowances for losses. For available for sale debt securities with unrealized losses, entities will be required to measure credit losses in a manner similar

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

to what they do today, except that losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Additionally, entities will have to disclose significantly more information, including information used to track credit quality by year or origination for most financing receivables. The ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods, and will be applied as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period for which the guidance is effective. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its financial position, results of operations and disclosures.

        In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on its cash flows and disclosures.

3. Acquisition and Equity Method Investments

Acquisition

        On July 1, 2016, the Company acquired 100 percent of the common stock of Central Florida Box Corporation ("CFB"), a corrugated products manufacturer located near Orlando, Florida, for $15.4 million, net of cash acquired. Sales and total assets of CFB are not material to KapStone. Operating results of the acquisition since July 1, 2016 are included in the Company's Paper and Packaging segment operating results. The Company has allocated the purchase price to the fair value of assets acquired and liabilities assumed, of which $10.5 million has been allocated to plant, property and equipment, $1.7 million to net working capital, $1.0 million to goodwill (which is deductible for tax purposes) and $2.2 million to customer relationship intangible assets (to be amortized over a life of 10 years). The purchase price allocation is final.

        Transaction fees and expenses for the CFB acquisition related to due diligence, advisory and legal services have been expensed as incurred. These expenses were $1.1 million for the year ended December 31, 2016 and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

Equity Method Investments

        In September of 2016, the Company made a $10.6 million investment for a 49 percent equity interest in a sheet feeder operation located in Florida. In April of 2016, the Company made a $1.25 million investment for a 20 percent equity interest in a sheet feeder operation located in California. These investments are expected to increase the Company's vertical integration by over 60,000 tons per year and will ramp up to that level over eighteen months. Both investments are included in other assets on the Company's Consolidated Balance Sheets.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

3. Acquisition and Equity Method Investments (Continued)

        For the year ended December 31, 2016, the Company recognized $0.5 million of income from these equity method investments.

New Plant Start-up

        In April of 2016, the Company approved a plan to expand its geographical footprint into Southern California with a new sheet plant with a total estimated cost of approximately $14.0 million. In conjunction with this, the Company signed a 10-year lease agreement with a total commitment of approximately $9.8 million and had capital expenditures of approximately $12.0 million as of December 31, 2016. The new sheet plant started manufacturing boxes in February 2017 and is intended to primarily supply the Company's Victory distribution operations in Southern California, as well as other KapStone customers.

4. Victory Acquisition

        On June 1, 2015, the Company purchased 100 percent of the partnership interests in Victory for $615.0 million in cash and $2.0 million for working capital adjustments. Of the purchase price, $40.0 million was placed into escrow to fund certain limited indemnity obligations of Victory. Victory, headquartered in Houston, TX, is a North American distributor of packaging materials.

        The Company will also be obligated to pay up to an additional $25.0 million of contingent consideration to the former owners of Victory if certain financial performance criteria are satisfied during the thirty month period following the closing. The Company used a present value analysis to determine the fair value of the contingent consideration of $14.9 million as of December 31, 2016 and $13.3 million as of December 31, 2015 (and $9.6 million as of the date of the acquisition). The contingent consideration is included in other non-current liabilities on the Company's Consolidated Balance Sheets and its fair value is categorized as a Level 3 within the fair value hierarchy. This fair value analysis considers, among other items, the financial forecasts of the future operating results of Victory, the probability of reaching the forecast, and the associated discount rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

4. Victory Acquisition (Continued)

        The following table summarizes the allocation of the Victory acquisition consideration to the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Amounts Recognized as of Acquisition Date (as Adjusted)
Trade accounts receivable	$144,089
Other receivables	4,302
Inventories	90,288
Prepaid expenses and other current assets	4,643
Plant, property and equipment	18,071
Other assets	3,104
Intangible assets	257,800
Accounts payable	(47,795)
Accrued expenses	(9,802)
Accrued compensation costs	(8,778)
Other noncurrent liabilities	(17)
Goodwill	170,741

Total acquisition consideration	$626,646

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

	Years Ended December 31,
	2015	2014
	(unaudited)
Net sales	$3,166,725	$3,247,218
Net income	$105,466	$172,954
Net income per share—diluted	$1.08	$1.77

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

5. Inventories

        Inventories consist of the following at December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Raw materials	$79,377	$101,250
Work in process	6,371	6,165
Finished goods	151,497	149,774
Replacement parts and supplies	85,857	79,717

Inventory at FIFO costs	323,102	336,906
LIFO inventory reserves	(438)	(1,003)

Inventories	$322,664	$335,903

        At December 31, 2016 and 2015, finished goods inventory included inventory consigned to third parties totaling $9.6 million and $13.6 million, respectively.

6. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Land and land improvements	$76,704	$75,033
Buildings and leasehold improvements	177,705	158,274
Machinery and equipment	1,741,552	1,650,430
Construction-in-process	99,172	53,655

	2,095,133	1,937,392
Less accumulated depreciation and amortization	653,576	531,246

Plant, property, and equipment, net	$1,441,557	$1,406,146

        In 2015, the Company signed non-cancellable contracts with a third party to construct facilities to produce wood chips for the use at the Company's North Charleston and Roanoke Rapids paper mills. Accordingly, $46.6 million is included in construction-in-process as of December 31, 2016 for such projects with the same amount recognized in other long-term liabilities.

        Depreciation expense for the years ended December 31, 2016, 2015, and 2014, was $149.3 million, $136.9 million and $122.9 million, respectively. The increase in depreciation expense for the year ended December 31, 2016 was primarily due to $10.7 million of capital spending and $1.7 million from the Victory acquisition.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

7. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill for the years 2016 and 2015:

	Paper and Packaging	Distribution	Total Goodwill
Balances at December 31, 2014	$533,851	$—	$533,851
Victory acquisition	—	170,741	170,741

Balances at December 31, 2015	$533,851	$170,741	$704,592
CFB acquisition	1,025	—	1,025

Balances at December 31, 2016	$534,876	$170,741	$705,617

        The following table shows changes in other intangible assets for the years 2016 and 2015:

Intangible Assets, Net
Balances at December 31, 2014	$110,077
Victory acquisition	257,800
Other	2,000
Amortization expense	(25,294)

Balances at December 31, 2015	$344,583
CFB acquisition	2,200
Other	525
Amortization expense	(32,895)

Balances at December 31, 2016	$314,413

        Intangible assets other than goodwill include the following:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived trademarks	$69,325	$(32,060)	$37,265	$68,800	$(28,103)	$40,697
Customer lists and relationships	333,404	(67,260)	266,144	331,204	(41,168)	290,036
Lease, contracts and other	30,243	(19,239)	11,004	30,243	(16,393)	13,850

Total	$432,972	$(118,559)	$314,413	$430,247	$(85,664)	$344,583

        Amortization expense for the years ended December 31, 2016, 2015, and 2014, was $32.9 million, $25.3 million and $13.7 million, respectively. The increase in amortization expense for the year ended December 31, 2016 and 2015 was primarily due to the Victory acquisition.

        Estimated amortization expense for the next five years, beginning with 2017, is as follows: $30.2 million, $29.9 million, $29.4 million, $29.4 million, and $29.1 million. At December 31, 2016, the weighted average remaining useful life for trademarks is 21.2 years; customer relationships is 12 years; other contractual agreements is 6 years; and for intangible assets in total is 13 years.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

8. Accrued Expenses

        Accrued expenses consist of the following at December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Real and property taxes	$13,090	$14,040
Energy costs	12,527	10,755
Capital spending	7,883	12,767
Customer rebates	9,998	8,332
Worker's compensation	8,249	7,642
Current postretirement obligation	1,378	1,839
Freight	2,354	1,951
Other accruals	21,001	15,812

Accrued expenses	$76,480	$73,138

9. Long-term Debt

        Long-term debt consists of the following at December 31, 2016 and 2015, respectively:

	December 31,
	2016	2015
Term loan A-1 under Credit Agreement with interest payable monthly at LIBOR of 0.77% plus 1.75% at December 31, 2016	$775,500	$834,250
Term loan A-2 under Credit Agreement with interest payable monthly at LIBOR of 0.77% plus 1.875% at December 31, 2016	458,375	464,313
Receivable Credit Facility with interest payable monthly at LIBOR of 0.77% plus 0.75% at December 31, 2016	269,273	265,614

Total long-term debt	1,503,148	1,564,177
Less unamortized debt issuance costs	(17,825)	(20,429)

Long-term debt, net of debt issuance costs	$1,485,323	$1,543,748

        Interest paid was $32.9 million, $28.1 million and $27.6 million, in 2016, 2015 and 2014, respectively. Interest paid was $4.8 million higher for the year ended 2016, primarily due to higher term loan balances associated with the Victory acquisition and higher interest rates.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Long-term Debt (Continued)

        The principal portion of the total long-term debt at December 31, 2016 becomes due as follows:

2017	$—
2018	—
2019	51,750
2020	1,002,523
2021	4,750
2022	444,125

Total	$1,503,148

Second Amended and Restated Credit Agreement

        KapStone and certain of our subsidiaries are parties to a Second Amended and Restated Credit Agreement dated June 1, 2015 (as amended from time to time, the "Credit Agreement"), which provides for a senior secured credit facility (the "Credit Facility") of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940 million and a Term Loan A-2 in the aggregate amount of $475 million and a $500 million revolving credit facility (the "Revolver"). In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder. The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

        On February 9, 2016, the Company entered into the First Amendment ("First Amendment") to the Credit Agreement. The First Amendment modified, among other things, the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to June 30, 2018, and it modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company. The First Amendment also modified the pricing grid applicable to interest rates and the unused commitment fee under the Credit Agreement in order to provide for an additional pricing level based on the total leverage ratio of the Company.

        The Company paid approximately $2.3 million of loan amendment fees associated with the First Amendment, which are being amortized over the term of the Credit Agreement using the effective interest method.

Receivables Credit Facility

        On June 8, 2016, the Company entered into Amendment No. 2 to the Receivables Purchase Agreement (the "Amendment to Receivables Purchase Agreement") amending its Receivables Purchase Agreement dated as of September 26, 2014 (as previously amended, the "Receivables Purchase Agreement"). In addition, the Company, KapStone Receivables, LLC ("KAR"), KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc. ("Longview") and Victory (collectively, the "Originators"), entered into

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Long-term Debt (Continued)

Amendment No. 2 to the Receivables Sales Agreement (the "Amendment to Receivables Sales Agreement" and, together with the Amendment to Receivables Purchase Agreement, the "Amendment") amending the Receivables Sales Agreement dated as of September 26, 2014 (as previously amended, the Receivables Sales Agreement). The Receivables Purchase Agreement and Receivables Sales Agreement, as amended by the Amendment, establishes the primary terms and conditions of an accounts receivable securitization program (the "Securitization Program"). The Amendment extended the "Facility Termination Date" (as defined in the Receivable Purchase Agreement) from June 8, 2016 to June 6, 2017.

        Under our Securitization Program, the Originators sell, on an ongoing basis without recourse, certain trade receivables to KAR, which is considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of December 31, 2016, $368.9 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year $275 million facility (the "Receivables Credit Facility") for proceeds of $269.3 million. The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

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

Revolver

        As of December 31, 2016, the Company had no amounts outstanding under the Revolver with current availability of $483.4 million.

Debt Covenants

        Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

        As of December 31, 2016, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

        As of December 31, 2016, the fair value of the Company's debt approximates the carrying value of $1.5 billion as the variable interest rates re-price frequently at current market rates. As of December 31, 2016 and 2015 our weighted-average cost of borrowings was 2.40 percent and 2.05 percent, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

9. Long-term Debt (Continued)

Other Current Borrowing

        In 2015, the Company entered into a $6.6 million financing agreement at an annual interest rates of approximately 1.70 percent for its annual property insurance premiums. The Company repaid this obligation as of December 31, 2015.

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

        In 2016, management approved a plan to offer lump sum payments and insurance annuities to approximately 1,400 terminated vested Plan participants to reduce the risk of the Plan to its financial statements. Approximately 427 participants have accepted this plan, with a corresponding distribution of approximately $14.3 million in December 2016 recorded as part of "Benefits Paid". No settlement loss was recorded as the distribution is below the applicable threshold of the sum of service cost and interest cost recognized as components of net periodic pension cost for the year.

        The liabilities for the benefit obligation for the eligible union groups are based on the collective bargaining agreements currently in effect. Current and future negotiations on collective bargaining agreements could have an effect on these liabilities.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The changes in benefit obligations and Plan assets at December 31, 2016 and 2015 were:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$626,056	$669,225	$9,418	$13,700
Service cost	4,215	4,723	28	33
Interest cost	28,237	27,610	332	428
Actuarial loss (gain)	(2,583)	(41,465)	(818)	(121)
Participant contributions	—	—	526	625
Benefits paid	(53,499)	(34,037)	(1,971)	(3,251)
Plan amendment	—	—	—	(1,996)

Benefit obligation at end of year	$602,426	$626,056	$7,515	$9,418

Change in Plan Assets
Fair value of plan assets at beginning of year	$593,125	$647,515	$—	$—
Actual return on plan assets	34,730	(21,460)	—	—
Employer contributions	—	1,107	1,445	2,626
Participant contributions	—	—	526	625
Benefits paid	(53,499)	(34,037)	(1,971)	(3,251)
Settlement distribution	—	—	—	—

Fair value of plan assets at end of year	$574,356	$593,125	$—	$—

        The funded status and amounts recognized in our consolidated balance sheets at December 31, 2016 and 2015 were:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Funded Status at End of Year	$(28,070)	$(32,931)	$(7,515)	$(9,418)

Amounts Recognized in Consolidated Balance Sheets:
Accrued expenses	$—	$—	$(1,378)	$(1,839)
Pension and postretirement benefits	(28,070)	(32,931)	(6,137)	(7,579)

Net amount recognized	$(28,070)	$(32,931)	$(7,515)	$(9,418)

Amounts Recognized in Accumulated Other Comprehensive Income / (Loss)—(Pre-tax)
Total net actuarial (gain) loss	$101,193	$105,835	$(3,208)	$(3,202)
Prior service cost	21	117	(2,079)	(2,841)

Total	$101,214	$105,952	$(5,287)	$(6,043)

Weighted-Average Discount Rate Assumption used to Determine Projected Benefit Obligations at December 31, 2016 and 2015	4.50%	4.66%	4.20%	4.12%

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The accumulated benefit obligation for the defined Plan was $602.4 million and $626.1 million at December 31, 2016 and 2015, respectively.

        The change in our Plan funded status in 2016 is primarily due to a lower discount rate applied to the pension obligations as well as changes in mortality and other assumptions, the risk reduction plan and overall plan experience. In 2016, we considered the new mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized a base RP-2014 with MP-2016 projection scale. In 2015, we utilized the RP-2014 mortality tables with MP-2015 projection scale.

        Components of pension benefit and other postretirement benefit (income) / cost was:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$4,215	$4,723	$9,886	$28	$33	$34
Interest cost	28,237	27,610	28,847	332	428	627
Expected return on plan assets	(37,327)	(41,082)	(44,143)	—	—	—
Amortization of prior service cost (benefit)	95	275	403	(762)	(242)	(200)
Amortization of net loss (gain)	4,657	1,934	—	(812)	(1,126)	(11)

Benefit (income)/cost	$(123)	$(6,540)	$(5,007)	$(1,214)	$(907)	$450

        Effective in 2015, Longview salaried personnel received a 401(k) company matching contribution, under KapStone's contribution plan, rather than a cash balance plan contribution, which was included in the service cost component of net pension (income)/cost for the year ended December 31, 2014.

        Weighted-Average actuarial assumptions used to determine benefit costs were:

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.66%	4.24%	5.11%	4.12%	3.78%	4.83%
Long-term rate of return on plan assets	6.50%	6.50%	6.98%	—	—	—

        The Company assumed health care cost trend rates for its postretirement benefits plans as follows:

Plans	2017
Health care cost trend rate assumed for next year	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.50%
Year the rate reaches the ultimate trend rate	2021

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates at December 31, 2016 is summarized below:

Change in Health Care	Minus 1%	Plus 1%
Service and interest cost	$(8)	$8
Accumulated benefit obligation	$(161)	$169

        Other changes in Plan assets and benefit obligations recognized in accumulated other comprehensive (income) loss were:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Net actuarial (gain) loss	$15	$21,078	$(818)	$(121)
Plan amendment	—	—	—	—
Amortization of prior service (cost) benefit	(95)	(276)	762	(1,754)
Amortization of net gain (loss)	(4,657)	(1,934)	812	1,126

Net amount recognized before tax	$(4,737)	$18,868	$756	$(749)

        The amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net pension expense during 2017 are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$14	$(761)
Net actuarial loss / (gain)	$4,789	$(722)

        For the pension plan, accumulated actuarial gains and losses in excess of 10 percent of the accumulated benefit obligation are amortized over the average future service period of approximately 9 years.

        As of December 31, 2016 and 2015, $(60.8) million and $(63.3) million, respectively, were included net of tax in accumulated other comprehensive income (loss).

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

  Plan Assets

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2016 was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,973	$—	$—	$16,973
Equity securities:
Common stock	12,869	—	—	12,869
Domestic equity mutual funds	9,556	—	—	9,556
International equity mutual funds	48,539	—	—	48,539
U.S. large cap collective funds	—	96,518	—	96,518
Fixed income:
Bond Funds	—	—	—	—
Corporate bonds and notes:
Short-term	—	7,719	—	7,719
Mid-term	—	23,314	—	23,314
Long-term	—	170,208	—	170,208
U.S. Government securities :
Short-term	—	4,176	—	4,176
Mid-term	—	30,922	—	30,922
Long-term	—	43,065	—	43,065
Limited partnership investments	—	—	13,343	13,343

	$87,937	$375,922	$13,343	$477,202

Assets measured at Net Asset Value
Hedge funds:
Fixed income funds				34,897
Equity funds				62,257

Total assets at fair value				$574,356

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

        The table below presents a summary of changes in the fair value of the Plans' level three assets as of December 31, 2016:

Year ended December 31, 2016	Limited Partnership Investments
Balance, beginning of year	$17,048
Transfers into Level 3	—
Transfers out of Level 3	—
Total gains or (losses):
Included in changes in net assets	1,068
Included in other comprehensive income	—
Purchases, issuances, sales, and settlements:
Purchases	405
Issuances	—
Sales	(5,178)
Settlements	—

Balance, end of year	$13,343

The amount of total gains or losses for the year included in changes in net assets attributed to the change in unrealized gains or losses relating to assets still held at the reporting date	$66

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
U.S. Government securities :
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

        Hedge funds are privately owned institutional investment funds that generally have moderate liquidity. Hedge funds seek specified levels of return, regardless of market conditions, and generally have a low correlation to public equity and debt markets. Hedge funds often invest substantially in financial market instruments (stocks, bonds, commodities, currencies, derivatives, etc.) using a broad range of trading activities to manage portfolio risks. Plan holdings in hedge funds are valued using the net asset value ("NAV") provided by the administrator of the fund and reviewed by the Company. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. These assets are reported at NAV as a practical expedient. For the year ended December 31, 2016, the Plan held hedge funds with restrictions on redemption for the first year after funds are invested, and funds restricting investment redemption to a 25 percent gate in any given quarter.

        The Company believes that the reported amounts for these investments are a reasonable estimate of their fair value at December 31, 2016. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value at the reporting date.

        To develop the expected long-term rate of return on plan assets assumption for the Plan, the Company considers the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

        The Company's Plan weighted-average asset allocations and target asset allocations at December 31, 2016 and 2015, by asset category were as follows:

	2016	2015	Target Allocation
Fixed income	55%	55%	53%
Equity securities	40%	40%	47%
Cash	3%	2%	—%
Other	2%	3%	—%

Total	100%	100%	100%

        The Company's investment strategy is to invest in a prudent manner to maintain the security of funds while maximizing returns within the Company's Investment Policy guidelines. The strategy is implemented utilizing assets from the categories listed.

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

        The Company currently does not anticipate making any contributions to the Plan in 2017. This estimate is based on current tax laws, Plan asset performance, and liability assumptions, which are subject to change. The Company anticipates making contributions to the postretirement plans in 2017 as claims are submitted.

        The following table presents estimated future gross benefit payments for the Company's plans:

	Pension Benefits	Other Benefits
2017	$39,123	$1,407
2018	38,725	1,129
2019	39,328	972
2020	39,401	840
2021	39,938	587
Succeeding 5 years	202,669	1,862

  Postretirement Benefits Other Than Pensions

        The Company provides postretirement health care insurance benefits through an indemnity plan and a health maintenance organization plan for certain salary and hourly employees and their dependents. Individual benefits generally continue until age 65. The Company does not pre-fund these benefits, and, accordingly, there are no postretirement plan assets. The postretirement plan also includes a retiree contribution requirement for certain salaried and certain hourly employees. The retiree contribution amount is adjusted annually.

  Multiemployer Pension Plan

        In conjunction with each of the Longview and U.S. Corrugated acquisitions, the Company assumed participation in the GCIU-Employer Retirement Fund for approximately 300 hourly employees at four corrugated products manufacturing plants. For the plan year ended December 31, 2015, the most recent date for which information was available, the contributions made by the Company were less than 5.3 percent of the total employers' contributions to the multiemployer plan.

        On October 31, 2016, the Company provided formal notification to the plan trustee of its withdrawal from the plan and cessation of plan contributions effective December 31, 2016. Accordingly, the Company recorded an estimated withdrawal liability of approximately $6.4 million, based on annual payments of approximately $0.4 million over 20 years, discounted at a credit adjusted risk-free rate return of approximately 3.6 percent. This liability is based on an analysis of the facts available to management; however, the withdrawal liability will ultimately be determined by the plan trustee.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Pension and Postretirement Benefits (Continued)

  Defined Contribution Plan

        We offer a 401(k) Defined Contribution Plan ("Contribution Plans") to eligible employees. The Company's monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. The expense related to this plan was $9.2 million, $22.3 million and $15.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, for matching contributions.

        In March 2016, the Company suspended matching contributions to its Contribution Plans for certain employees. As a result, contributions were $13.8 million lower for the year ended December 31, 2016 compared to 2015. This was partially offset by an increase of $0.7 million attributable to the inclusion of Victory for twelve months in 2016 compared to seven months in 2015.

        Effective January 1, 2017, the Company reinstated the Company matching contributions for all employees.

11. Income taxes

        The Company's U.S. federal statutory income tax rates were 35.0 percent for each of 2016, 2015 and 2014. The Company's effective income tax rates for the years ended December 31, 2016, 2015 and 2014 were 32.7 percent, 34.2 percent and 34.0 percent, respectively.

        The Company's provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consists of the following:

	Years Ended December 31,
	2016	2015	2014
Income before provision for income taxes:
United States	$125,540	$159,790	$260,601
Foreign	2,642	1,844	—

Total	$128,182	$161,634	$260,601

Provision for income taxes:
Current:
US federal	$49,131	$40,324	$78,105
State and local	6,002	3,116	8,126
Foreign	1,237	766	—

Total current	56,370	44,206	86,231

Deferred:
US federal	(14,841)	10,990	826
State and local	401	52	1,629

Total deferred	(14,440)	11,042	2,455

Total United States	40,693	54,482	88,686
Foreign	1,237	766	—

Total provision for income taxes	$41,930	$55,248	$88,686

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

        For the years ended December 31, 2016, 2015 and 2014, substantially all income was earned in the United States. For the years ended December 31, 2016 and 2015, foreign earnings include results from Victory's operations in Mexico, which was acquired June 1, 2015.

        Income taxes paid, net of refunds, were $23.8 million, $65.5 million and $77.5 million in 2016, 2015 and 2014, respectively.

        The Company's effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.0%	2.3%	2.1%
Domestic manufacturing deduction	(3.6)%	(2.9)%	(3.0)%
Other	(0.7)%	(0.2)%	(0.1)%

Effective income tax rate	32.7%	34.2%	34.0%

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
Deferred tax assets resulting from:
Accrued compensation costs	$8,200	$6,631
Pension and postretirement benefits	16,010	16,036
Stock based compensation	10,433	9,637
State tax credit and net operating loss carry-forwards	2,819	2,354
Other	5,519	5,690

Total deferred tax assets	$42,981	$40,348

Valuation allowance	—	—

Net deferred tax assets	$42,981	$40,348

Deferred tax liabilities resulting from:
Depreciable assets	(398,921)	(409,837)
Goodwill and intangible assets	(40,810)	(38,974)
Other	(8,811)	(10,016)

Total deferred tax liabilities	$(448,542)	$(458,827)

Net deferred tax liabilities	$(405,561)	$(418,479)

        The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which provides that an entity shall initially recognize the financial statement effects of a tax position when it is

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Income taxes (Continued)

more likely than not, based on the technical merits, that the position will be sustained upon examination. The term more likely than not means a likelihood of more than 50 percent. When measuring the tax benefit to be recorded, in concluding a tax position meets the more-likely-than-not recognition threshold we consider the amounts and probabilities of the possible outcomes that could be realized upon settlement using the facts, circumstances and information available at the reporting date. If these cumulative probabilities exceed 50 percent the tax benefit is recognized.

        The Company has $10.5 million of state tax net operating loss carry-forwards, which are available to reduce future taxable income in various state jurisdictions and expire between 2020 and 2036.

        The Company has $3.5 million of state tax credit carry-forwards, which expire between 2019 and 2036.

        Total unrecognized tax benefits as of December 31, 2016 and 2015 are $0.5 million. Unrecognized tax benefits and related accrued interest and penalties are included in other liabilities in the accompanying Consolidated Balance Sheets. The Company does not expect a material change in its unrecognized tax benefits within the next twelve months.

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax years are 2013, 2014 and 2015. The Company has open tax years for state and foreign income tax filings generally starting in 2012.

12. Stockholder's equity

Employee Stock Purchase Plan

        In December 2009, the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The ESPP allows for employees to purchase shares of Company stock at a five percent discount from market price. A total of 1,000,000 shares were reserved for future purchases under the ESPP (amount reflects the stock split announced in December 2013). A total of 62,636 shares and 34,413 shares were issued under the ESPP for the years ended December 31, 2016 and 2015, respectively.

Common Stock Reserved for Issuance

        At December 31, 2016, approximately 8.0 million shares of common stock were reserved for issuance, including 7.2 million shares for stock awards and 0.8 million shares for the ESPP.

Cash Dividends

        For the years ended December 31, 2016 and 2015, we paid $38.7 million of dividends to shareholders. On October 27, 2016, the board of directors approved a quarterly cash dividend $0.10 per share, which was paid on January 12, 2017, to shareholders of record as of December 30, 2016.

13. Stock-Based Compensation

Share-Based Plan

        On May 11, 2016, stockholders of the Company approved the 2016 Incentive Plan ("2016 Plan").

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        Under the 2016 Plan, awards may be granted to employees, officers and directors of, and consultants and advisors to, the Company. The maximum number of shares was increased to 9,100,000 shares of our common stock which will initially be available for all awards, subject to adjustment in the event of certain corporate transactions described in the 2016 Plan.

        As of December 31, 2016, approximately 7.2 million shares were reserved for granting additional stock options, restricted stock awards or stock appreciation rights. If any award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the common shares subject to the award shall be available for additional grants under the 2016 Plan. The number of shares available under the 2016 Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Options intended to qualify, under the standards set forth in certain federal tax rules as incentive stock options ("ISOs"), may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option awards granted under the 2016 Plan are exercisable for a period fixed by the administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

        The compensation committee of the board of directors has authority over the granting of all stock awards, but may delegate that authority to the full board of directors, or subject to certain exceptions, the Chief Executive Officer or another executive officer of the Company. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Stock option compensation expense	$4,564	$4,938	$3,595
Restricted stock unit compensation expense	4,374	4,897	3,361

Total stock-based compensation expense	$8,938	$9,835	$6,956

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
Unrecognized stock option compensation expense	$3,849	$4,217
Unrecognized restricted stock unit compensation expense	4,899	5,094

Total unrecognized stock-based compensation expense	$8,748	$9,311

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        As of December 31, 2016, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.9 years and 1.8 years, respectively.

        In accordance with ASC 718, the Company recognized excess tax (deficiency) / benefits of $(0.2) million, $1.6 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock Options

        In 2016, 2015, and 2014 the Company granted stock options for 1,265,046, 668,362 and 454,161 common shares, respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options vest as follows: 50 percent after two years and the remaining 50 percent after three years. Stock options granted in 2016, 2015, and 2014 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the average market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

        A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2013	2,514,382	$8.05
Granted	454,161	30.42
Exercised	(183,130)	5.74
Lapsed (forfeited or cancelled)	(26,107)	16.85

Outstanding at December 31, 2014	2,759,306	$11.81
Granted	668,362	30.24
Exercised	(108,952)	10.35
Lapsed (forfeited or cancelled)	(52,816)	23.03

Outstanding at December 31, 2015	3,265,900	$15.45
Granted	1,265,046	12.78
Exercised	(121,146)	10.06
Lapsed (forfeited or cancelled)	(116,719)	22.70

Outstanding at December 31, 2016	4,293,081	$14.61	6.5	$40,376

Exercisable at December 31, 2016	2,306,653	$10.19	4.5	$29,278

        The total intrinsic value of options exercised during 2016, 2015 and 2014 was $0.8 million, $2.0 million and $4.5 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        The weighted average fair value of the Company stock options granted in 2016, 2015 and 2014 was $3.82, $9.45 and $10.39, respectively. The fair value of awards granted in 2016, 2015 and 2014 was $4.8 million, $6.3 million and $4.7 million, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected life used by the Company is based on the historical average life of stock option awards. The expected volatility assumption is based on the volatility of the Company's common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

        Cash proceeds from the exercise of stock options for the years ended December 31, 2016, 2015, and 2014 was $0.9 million.

        The assumptions utilized for determining the fair value of stock options awarded during the years 2016, 2015 and 2014 are as follows:

	December 31,
	2016	2015	2014
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	43.63%	38.73%	39.92%
Expected life (years)	5.07	4.92	4.32
Risk-free interest rate	1.35%	1.36%	1.35%
Expected dividend yield	1.81%	1.55%	—%

Restricted Stock

        In 2016, 2015 and 2014, the Company granted restricted stock units of 393,389, 214,051 and 161,418 to executive officers, directors, and employees as compensation for service. These are restricted as to transferability until they vest three years from the grant date. These restricted shares are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted shares is based on the average market price of the Company's common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Stock-Based Compensation (Continued)

        The following table summarizes non-vested restricted stock amounts and activity:

	Units	Weighted Average Grant Price
Outstanding at December 31, 2013	687,368	$10.91
Granted	161,418	30.44
Vested	(248,293)	9.00
Forfeited	(12,426)	15.25

Outstanding at December 31, 2014	588,067	$16.98
Granted	214,051	30.41
Vested	(228,825)	10.94
Forfeited	(23,284)	20.43

Outstanding at December 31, 2015	550,009	$24.60
Granted	393,389	12.79
Vested	(215,243)	15.00
Forfeited	(36,435)	23.16

Outstanding at December 31, 2016	691,720	$20.93

        The fair value of awards granted in 2016, 2015 and 2014 was $5.0 million, $6.5 million and $4.9 million, respectively. The fair value of awards vested in 2016, 2015 and 2014 was $3.2 million, $2.5 million and $2.2 million, respectively.

14. Commitments and Contingencies

Commercial Commitments

        The Company's commercial commitments as of December 31, 2016 represent commitments not recorded on the consolidated balance sheets, but potentially triggered by future events, and primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. The Company had $16.6 million and $17.1 million of these commitments as of December 31, 2016 and 2015, respectively, with all expiring in 2017 if not renewed. No amounts have been drawn under these letters of credit.

Operating Leases

        The Company leases space for 13 of its corrugated products manufacturing plants and approximately 60 of its distribution warehouses. Most of these leases include escalation clauses.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

14. Commitments and Contingencies (Continued)

Future minimum rentals under non-cancellable leases

        The following represents the Company's future minimum rental payments due under non-cancellable operating leases that have initial or remaining lease terms in excess of one year as of the following years:

Years Ended December 31,
2017	$45,750
2018	40,711
2019	35,087
2020	30,768
2021	24,075
Thereafter	105,006

Total	$281,397

        The Company's rental expense under operating leases amounted to $49.1 million, $36.0 million and $16.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in rental expense for the year ended December 31, 2016 reflects the full year impact of the inclusion of more than 60 distribution centers assumed with the Victory acquisition on June 1, 2015.

Purchase Obligations

        In conjunction with the 2008 Charleston Kraft Division acquisition, the Company entered into a 15-year fiber supply agreement. Pursuant to the agreement, expiring in 2023, the Company's North Charleston mill will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements. The purchases are based on market prices and are accounted for as raw materials. The Company's North Charleston mill purchased approximately $35.2 million, $39.1 million and $40.0 million of materials in accordance with the agreement for years ended December 31, 2016, 2015 and 2014, respectively.

        In September of 2015, the Company signed a non-cancellable contract with a third party to produce wood chips for use at the Company's North Charleston and Roanoke Rapids paper mills for twenty years, with an annual purchase obligation of approximately $13.0 million.

        The Company has committed to purchase $21.7 million of natural gas through 2020.

Limited Partnership Investments

        The Plan invests in various limited partnership investments in accordance with their stated investment policies. As of December 31, 2016, the Plan had unfunded commitments to contribute capital to limited partnerships totaling $3.1 million.

Union Contract Status

        At December 31, 2016, we had approximately 6,400 employees. Of these, approximately 2,400, or 38 percent, are represented by trade unions under collective bargaining agreements. The majority of

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

14. Commitments and Contingencies (Continued)

our unionized employees are represented by the United Steel Workers union. Approximately 860, or 36 percent of these employees are operating under a collective bargaining agreement which expired in mid-2016. Negotiations to ratify new contracts are in process.

Contingent Consideration

        The Company's contingent consideration obligation relates to the Victory acquisition that was consummated on June 1, 2015 and is considered a Level 3 liability. The fair value of the obligation as of December 31, 2016 and December 31, 2015 was $14.9 million and $13.3 million, respectively. The fair value of the contingent consideration is estimated based on the probability of reaching the performance measures through November 30, 2017. The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the acquisition. The discount rate is determined by applying a risk premium to a risk-free interest rate. The total potential payout under this obligation is $25.0 million.

Legal claims

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and occupational, health and safety matters, labor and employments matters, personal injury and property damage claims, contractual, commercial and other disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

14. Commitments and Contingencies (Continued)

        In October 2016, the Company's subsidiary KapStone Charleston Kraft LLC ("KCK") received a Notice of Alleged Violation from the South Carolina Department of Health and Environmental Control ("DHEC") in which DHEC made several allegations related to air regulatory requirements. Several of the allegations related to recordkeeping/reporting, monitoring or paperwork requirements which did not implicate actual emissions (and which have been corrected); however, three of the allegations related to periodic compliance monitoring of particulates from operating equipment sources that are considered to be serious under DHEC guidelines. No emissions from the monitoring resulted in any impact to the environment or human health, and no annual limits were exceeded because this allegation involved spare equipment that is operated only a limited number of days each year. Discussions with DHEC regarding the alleged violations are ongoing, and the resolution of the matters raised in this notice is uncertain at this time (and therefore the Company cannot reasonably estimate its potential liability for this enforcement matter). However, no capital expenditure is required and all repairs and corrective actions have been performed resulting in full compliance at the time of this report; thus the Company currently does not expect that the result of those discussions will be material to the Company.

        In January 2017, the Company received a letter from the state of Washington Department of Ecology contending that the Company may, along with several other companies, be responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may have stored petroleum products in the past. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the Washington Department of Ecology. Upon expiration of the 1998 agreement, groundwater monitoring continued. The Company plans to respond to the notice and further investigate the allegations in the letter. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability, if any, for this site.

15. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2016	2015	2014
Net income	$86,252	$106,386	$171,915
Weighted-average number of common shares for basic net income per share	96,533,368	96,257,749	95,900,179
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	915,488	1,096,085	1,207,903
Unvested restricted stock awards	328,210	281,705	351,102

Weighted-average number of shares for diluted net income per share	97,777,066	97,635,539	97,459,184

Net income per share—basic	$0.89	$1.11	$1.79
Net income per share—diluted	$0.88	$1.09	$1.76

        A total of 1,107,999 and 972,801 weighted average unexercised stock options were outstanding at December 31, 2016 and 2015, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

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

        Each segment's operating income is measured on operating profits before foreign exchange losses, equity income and interest expense, net.

        An analysis of operations by segment is as follows:

	Net Sales
Year Ended December 31, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging(a):
Containerboard / Corrugated products	$1,348,250	$72,089	$1,420,339
Specialty paper	692,043	—	692,043
Other	86,927	—	86,927

Total Paper and Packaging	$2,127,220	$72,089	$2,199,309	$181,157	$151,506	$116,022	$2,541,634
Distribution	950,037	—	950,037	29,296	23,027	4,349	658,208
Corporate	—	—	—	(39,807)	7,680	6,494	56,033
Intersegment eliminations	—	(72,089)	(72,089)	—	—	—	—

	$3,077,257	$—	$3,077,257	$170,646	$182,213	$126,865	$3,255,875

	Net Sales
Year Ended December 31, 2015	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$1,399,522	$22,280	$1,421,802
Specialty paper	720,588	—	720,588
Other	86,286	—	86,286

Total Paper and Packaging	$2,206,396	$22,280	$2,228,676	$224,012	$145,363	$108,599	$2,489,683
Distribution(b)	582,949	—	582,949	20,719	13,108	3,190	675,204
Corporate	—	—	—	(45,564)	3,708	14,967	57,223
Intersegment eliminations	—	(22,280)	(22,280)	—	—	—	—

	$2,789,345	$—	$2,789,345	$199,167	$162,179	$126,756	$3,222,110

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

16. Segment Information (Continued)

	Net Sales
Year Ended December 31, 2014	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$1,463,670	$—	$1,463,670
Specialty paper	741,601	—	741,601
Other	95,649	—	95,649

Total Paper and Packaging	$2,300,920	$—	$2,300,920	$334,753	$133,302	$128,593	$2,505,896
Distribution	—	—	—	—	—	—	—
Corporate	—	—	—	(34,822)	3,246	8,639	50,378
Intersegment eliminations	—	—	—	—	—	—	—

	$2,300,920	$—	$2,300,920	$299,931	$136,548	$137,232	$2,556,274

(a)
The Paper and Packaging segment income excludes $0.5 million of income from equity method investments.

(b)
Results for the year ended December 31, 2015 includes Victory for the period June 1 through December 31, 2015 and is included in the Distribution segment.

	Years Ended December 31,
Net sales by location:	2016	2015	2014
To customers located in the United States	$2,540,592	$2,300,806	$1,847,531
Foreign and export sales to foreign based customers	536,665	488,539	453,389

Total	$3,077,257	$2,789,345	$2,300,920

        No foreign country accounted for more than 10 percent of consolidated net sales in 2016, 2015, or 2014.

        Substantially all long-lived assets are located within the United States.

17. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for 2016 and 2015. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited) (Continued)

recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Fiscal 2016:
Net sales	$738,215	$784,911	$776,636	$777,495
Gross profit(1)	$95,340	$99,067	$111,121	$95,621
Operating income(2)	$34,600	$43,513	$55,008	$37,525
Net income	$16,174	$20,722	$31,018	$18,338
Net income per share:
Basic	$0.17	$0.21	$0.32	$0.19
Diluted	$0.17	$0.21	$0.32	$0.19

(1)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $6.6 million, $19.0 million, $3.8 million and $3.2 million in the quarters ended March 31, June 30, September 30 and December 31, 2016, respectively and $6.4 million of costs due to Hurricane Matthew in the quarter ended December 31, 2016.

(2)
Operating income includes a $6.4 million charge for withdrawing from its GCIU multiemployer pension plan.

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Fiscal 2015:
Net sales(1)	$546,289	$671,255	$807,563	$764,238
Gross profit(2)	$85,543	$109,890	$125,173	$89,405
Operating income	$47,349	$61,409	$61,596	$28,813
Net income(3)	$26,100	$34,256	$34,206	$11,824
Net income per share:
Basic	$0.27	$0.36	$0.36	$0.12
Diluted	$0.27	$0.35	$0.35	$0.12

(1)
Results of Victory are included since June 1, 2015.

(2)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes planned maintenance outage costs of $8.6 million, $11.1 million, $4.4 million, and $13.3 million in the quarters ended March 31, June 30, September 30 and December 31, 2015, respectively and $15.1 million caused by the Longview mill work stoppage in the quarter ended September 30, 2015.

(3)
Net income includes a pre-tax loss on debt extinguishment of $0.6 million for each of the quarters ended September 30 and December 31, 2015, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited) (Continued)

Note: The sum of the quarters may not equal the total of the respective years' earnings per share on either a basic or dilute basis due to changes in the weighted average shares outstanding throughout the year.

18. Subsequent Events

        On February 1, 2017, the Company acquired the assets of Associated Packaging, Inc. ("API") and Fast Pak, LLC with operations located in Greer, South Carolina for approximately $33.5 million. The acquisition was funded from borrowings on the Company's Revolver. API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the Automotive and Consumer Products Industries.

        The acquisition further strengthens the Company's goal of increasing mill integration.

        The purchase price allocation has not been completed due to the timing of the close of the acquisition.

        On February 21, 2017, the Company entered into Amendment No. 3 to the Receivables Sale Agreement to amend the Securitization Program. All accounts receivable purchased from API and Fast Pak, LLC (the "Sellers") and all accounts receivable generated from facilities acquired from the Sellers that are not paid to an eligible bank account are designated as "Excluded Receivables".