Form 10-Q
period 2017-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2017-04-26
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company filer ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

There were 96,792,424 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 19, 2017.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,915	$29,385
Trade accounts receivable (Includes $383,209 at March 31, 2017, and $368,922 at December 31, 2016, associated with the receivables credit facility)	416,591	392,962
Other receivables	14,177	13,562
Inventories	341,403	322,664
Prepaid expenses and other current assets	22,824	10,247
Total current assets	802,910	768,820
Plant, property and equipment, net	1,452,636	1,441,557
Other assets	25,887	25,468
Intangible assets, net	320,913	314,413
Goodwill	720,473	705,617
Total assets	$3,322,819	$3,255,875
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$25,988	$—
Other current borrowings	6,214	—
Dividend payable	10,043	10,052
Accounts payable	232,429	189,350
Accrued expenses	94,023	76,480
Accrued compensation costs	45,797	48,840
Accrued income taxes	225	15,971
Total current liabilities	414,719	340,693
Other liabilities:
Long-term debt (Includes $264,683 at March 31, 2017, and $269,273 at December 31, 2016, associated with the receivables credit facility)	1,481,912	1,485,323
Pension and postretirement benefits	32,805	34,207
Deferred income taxes	407,393	405,561
Other liabilities	79,212	85,761
Total other liabilities	2,001,322	2,010,852
Stockholders’ equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,787,331 shares issued and outstanding (excluding 40,000 treasury shares) at March 31, 2017 and 96,639,920 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2016	10	10
Additional paid-in-capital	281,317	275,970
Retained earnings	685,891	689,668
Accumulated other comprehensive loss	(60,440)	(61,318)
Total stockholders’ equity	906,778	904,330
Total liabilities and stockholders’ equity	$3,322,819	$3,255,875

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$765,843	$738,215
Cost of sales, excluding depreciation and amortization	560,898	533,277
Depreciation and amortization	45,348	44,539
Freight and distribution expenses	72,988	65,059
Selling, general, and administrative expenses	66,485	60,740
Operating income	20,124	34,600
Foreign exchange (gain) / loss	(82)	103
Equity method investments income	(677)	—
Interest expense, net	10,730	9,811
Income before provision for income taxes	10,153	24,686
Provision for income taxes	4,161	8,512
Net income	$5,992	$16,174
Other comprehensive income
Foreign currency translation adjustment	359	—
Pension and postretirement plan reclassification adjustments, net of tax:
Accretion of prior service costs	(117)	(104)
Amortization of net loss	636	621
Other comprehensive income, net of tax	878	517
Total comprehensive income	$6,870	$16,691

Weighted average number of shares outstanding:
Basic	96,698,637	96,399,351
Diluted	98,463,667	97,509,528
Net income per share:
Basic	$0.06	$0.17
Diluted	$0.06	$0.17
Dividends declared per common share	$0.10	$0.10

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$5,992	$16,174
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of plant and equipment	37,758	35,603
Amortization of intangible assets	7,590	8,936
Stock-based compensation expense	5,265	3,421
Pension and postretirement	(572)	(448)
Excess tax benefit from stock-based compensation	—	140
Amortization of debt issuance costs	1,179	1,124
Loss (gain) on disposal of fixed assets	526	(62)
Deferred income taxes	1,521	1,064
Change in fair value of contingent consideration liability	2,516	1,526
Equity method investments income	(167)	—
Changes in assets and liabilities:
Trade accounts receivable, net	(21,145)	(8,169)
Other receivables	(659)	1,789
Inventories	(17,870)	847
Prepaid expenses and other current assets	(12,549)	8,007
Other assets	(208)	—
Accounts payable	41,413	7,936
Accrued expenses and other liabilities	964	(6,303)
Accrued compensation costs	(3,139)	(15,320)
Accrued income taxes	(15,746)	2,340
Net cash provided by operating activities	32,669	58,605

Investing activities
Capital expenditures	(38,669)	(36,163)
Purchase of intangible assets	—	(500)
Acquisitions, net of cash acquired	(33,500)	—
Proceeds from the sale of assets	—	4,856
Net cash used in investing activities	(72,169)	(31,807)

Financing activities
Proceeds from revolving credit facility	122,988	134,600
Repayments on revolving credit facility	(97,000)	(131,000)
Proceeds from receivables credit facility	17,031	6,670
Repayments on receivables credit facility	(21,621)	(24,700)
Payment of loan amendment fees	—	(2,250)
Proceeds from other current borrowings	6,214	—
Cash dividends paid	(9,664)	(9,696)
Payment of withholding taxes on vested stock awards	(856)	(692)
Proceeds from exercises of stock options	451	209
Proceeds from shares issued to ESPP	487	464
Excess tax (deficiency) from stock-based compensation	—	(140)
Net cash (used in) provided by financing activities	18,030	(26,535)

Net increase (decrease) in cash and cash equivalents	(21,470)	263
Cash and cash equivalents-beginning of period	29,385	6,821
Cash and cash equivalents-end of period	$7,915	$7,084

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment, through Victory, a North American distributor of packaging materials, with more than 60 distribution centers located in the United States, Mexico and Canada, provides packaging materials and related products to a wide variety of customers.  For more information about our segments, see Note 12, Segment Information.

2.                                      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016). We are in the diagnostic phase of evaluating the overall impact of ASU 2014-09. The Company has determined that it will adopt this standard utilizing the modified retrospective method, which will result in the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018. During 2016, the Company reported its progress to management and the Audit Committee on a periodic basis. The Company will provide additional disclosure as the implementation plan progresses during 2017.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test.  The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method.  Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016.  ASU 2015-11 was adopted during the interim period ended March 31, 2017, and it had no material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance was effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 was adopted prospectively during the interim period ended March 31, 2017, and it increased the Company’s provision for incomes taxes by $0.5 million. The Company elected to continue to recognize estimated forfeitures over the term of the awards.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the impact that the adoption of ASU 2016-15 will have on our cash flows and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC 350, “Intangibles-Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU will be applied prospectively. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC 805, “Business Combinations”. The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU defines an output as “the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted.  The ASU will be applied prospectively to any transactions occurring within the period of adoption. We currently do not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

In March, 2017, the FASB issued ASU No. 2017-07, “Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation — Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the effect that ASU No. 2017-07 will have on its consolidated financial statements and related disclosures.

3.                                      API Acquisition

On February 1, 2017, the Company acquired the assets of Associated Packaging, Inc. and Fast Pak, LLC (together, “API”) with operations located in Greer, South Carolina for $33.5 million. The acquisition was funded from borrowings on the Company’s $500 million revolving credit facility (“Revolver”). API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the automotive and consumer products industries. Operating results of the acquisition since February 1, 2017 are included in the Company’s Paper and Packaging segment. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $14.1 million has been allocated to customer relationship intangible assets, $2.8 million to plant, property and equipment, $1.8 million to net working capital and $14.8 million to goodwill (which is deductible for tax purposes).  The purchase price allocation is preliminary pending further review by management of the fair value for intangible assets.

Transaction fees and expenses for the API acquisition related to due diligence, advisory and legal services have been expensed as incurred.  These expenses were $0.4 million for the three month period ended March 31, 2017, and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

This acquisition further strengthens the Company’s goal of increasing mill integration.

In conjunction with the API acquisition, the Company signed a 25-year lease agreement with a total commitment of approximately $14.7 million.

4.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended March 31, 2017 and 2016 totaled $6.2 million and $6.6 million, respectively, and are included in cost of sales.

5.                                      Inventories

Inventories consist of the following at March 31, 2017 and December 31, 2016, respectively:

	(unaudited)
	March 31,	December 31,
	2017	2016
Raw materials	$93,672	$79,377
Work in process	4,557	6,371
Finished goods	156,229	151,497
Replacement parts and supplies	87,383	85,857
Inventory at FIFO costs	341,841	323,102
LIFO inventory reserves	(438)	(438)
Inventories	$341,403	$322,664

6.                                      Short-term Borrowings and Long-term Debt

KapStone and certain of our subsidiaries are parties to a Second Amended and Restated Credit Agreement dated June 1, 2015 (as amended from time to time, the “Credit Agreement”), which provides for a senior secured credit facility (the “Credit Facility”) of $1.915 billion, consisting of a Term Loan A-1 in the aggregate amount of $940 million and a Term Loan A-2 in the aggregate amount of $475 million and the

Revolver. In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder. The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

On March 27, 2017, the Company entered into the Second Amendment to the Credit Agreement which modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company.

Short-term Borrowings

As of March 31, 2017, the Company had $26.0 million of short-term borrowings outstanding under the Revolver, with a weighted average interest of 3.42 percent.

As of March 31, 2017, the Company has available borrowing capacity of $457.4 million under the Revolver.

Receivables Credit Facility

On February 21, 2017, the Company entered into Amendment No. 3 to the Receivables Sale Agreement to amend the accounts receivable securitization program (the “Securitization Program”) of the Company and certain of its subsidiaries. All accounts receivable purchased from API and Fast Pak, LLC (the “Sellers”) and all accounts receivable generated from facilities acquired from the Sellers that are not paid to an eligible bank account are designated as “Excluded Receivables”.

Under our Securitization Program, the Company and its subsidiaries that participate in the Securitization Program (the “Originators”) sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of March 31, 2017, $383.2 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year $275 million facility (the “Receivables Credit Facility”) for proceeds of $264.7 million. The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Other Borrowing

In January 2017, the Company entered into a short-term financing agreement of $6.2 million at an annual interest rate of 2.4 percent for its annual property insurance premiums.  The agreement requires the Company to pay three quarterly payments through the term of the financing agreement ending on December 1, 2017.  As of March 31, 2017, there was $6.2 million outstanding under the current agreement.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of March 31, 2017, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of March 31, 2017, the fair value of the Company’s debt approximates the carrying value of $1.5 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 2.61 percent and 2.08 percent for the three months ended March 31, 2017 and March 31, 2016, respectively.

7.                                      Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2017 was 41.0 percent compared to 34.5 percent for the three months ended March 31, 2016.  The higher effective income tax rate in the three months ended March 31, 2017 reflects $0.5 million in tax expense from the Company’s adoption of ASU 2016-09 which requires the tax impact of elements of stock compensation to be recorded in the provision for income taxes.

Cash taxes paid in the quarter ending March 31, 2017 were $21.1 million compared to net cash tax refunds of $11.5 million for the quarter ended March 31, 2016.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2013, 2014 and 2015. The Company has open tax years for state and foreign income tax filings generally starting in 2012.

8.                                      Net Income per Share

The Company’s basic and diluted net income per share for the three months ended March 31, 2017 and 2016 is calculated as follows:

	Three Months Ended March 31,
	2017	2016
Net income	$5,992	$16,174
Weighted-average number of common shares for basic net income per share	96,698,637	96,399,351
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,319,602	806,311
Unvested restricted stock awards	445,428	303,866

Weighted-average number of shares for diluted net income per share	98,463,667	97,509,528

Net income per share - basic	$0.06	$0.17
Net income per share - diluted	$0.06	$0.17

A total of 1,189,244 and 1,462,796 weighted average unexercised stock options were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

9.                                      Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension cost (benefit) recognized for the three months ended March 31, 2017 and 2016 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended March 31,
	2017	2016
Service cost for benefits earned during the quarter	$1,077	$1,125
Interest cost on projected benefit obligations	6,567	7,079
Expected return on plan assets	(9,031)	(9,340)
Amortization of net loss	1,197	1,157
Amortization of prior service cost	4	24
Net pension cost (benefit)	$(186)	$45

The Company currently does not anticipate making any Pension Plan contributions in 2017. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary of its subsidiary Longview Fibre Paper and Packaging, Inc. (“Longview”) employees and their dependents.  The Company anticipates making contributions to its postretirement plans in 2017 as claims are submitted.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended March 31, 2017 and 2016, the Company recognized expense of $6.2 million and $3.6 million, respectively, for matching contributions.

In 2017, the Company restored matching contributions to its Contribution Plans for certain employees that were previously suspended during 2016.  As a result, contributions were $2.6 million higher in the quarter ended March 31, 2017 compared to the same period in 2016.

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

10.                               Stock-Based Compensation

In the quarter ended March 31, 2017, the compensation committee of the board of directors approved stock-based awards to executive officers, certain employees and directors.  The 2017 award consisted of the grant of 957,270 stock options, and 342,264 restricted stock units with a combined cost of $15.1 million.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Stock option compensation expense	$2,616	$1,789
Restricted stock unit compensation expense	2,649	1,632
Total stock-based compensation expense	$5,265	$3,421

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
Unrecognized stock option compensation expense	$8,563	$3,849
Unrecognized restricted stock unit compensation expense	9,703	4,899
Total unrecognized stock-based compensation expense	$18,266	$8,748

As of March 31, 2017, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.5 years and 2.4 years, respectively.

Stock Options

Stock option awards to employees generally vest as follows: 50% after two years and the remaining 50% after three years or upon a grantee of such stock options attaining the age 65. The stock options awarded in 2017 have a contractual term of ten years and are subject to forfeiture should the recipient terminate his or her employment with the Company for certain reasons prior to vesting in his or her awards, or the occurrence of certain other events, such as termination with cause. The exercise price of these stock options is based on the average market price of our common stock on the date of grant ($22.20 for the 2017 awards described above) and compensation expense is recorded on an accelerated basis over the awards’ vesting periods.

The weighted average fair value of the stock options granted in March 2017 and 2016 was $7.79 and $3.79, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected term used by the Company is based on the historical average life of stock option awards.  The expected volatility assumption is based on the volatility of our common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options. The expected dividend yield is calculated as the annual dividend per share amount divided by the average market price of the common stock on the date of the grant.

The assumptions utilized for calculating the fair value of stock options during the period are as follows:

	Three Months Ended March 31,
	2017	2016
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	43.40%	43.61%
Expected life (years)	5.26	5.07
Risk-free interest rate	2.06%	1.35%
Expected dividend yield	1.73%	3.14%

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2017	4,293,081	$14.61
Granted	957,270	22.20
Exercised	(38,763)	13.49
Lapsed (forfeited or cancelled)	(23,172)	21.76
Outstanding at March 31, 2017	5,188,416	$15.99
Exercisable at March 31, 2017	2,692,270	$13.47	4.8	$31,087

For the three months ended March 31, 2017 and 2016, cash proceeds from the exercise of stock options totaled $0.5 million and $0.2 million, respectively.

Restricted Stock

Restricted stock units for executive officers and certain employees are restricted as to transferability until they generally vest three years from the grant date or upon a grantee of such restricted stock units attaining the age 65. Restricted stock units for directors are restricted as to transferability until they generally vest one year from the grant date or upon a grantee of such restricted stock units attaining the age of 65.  These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the average market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2017	691,720	$20.93
Granted	342,264	22.20
Vested	(127,251)	30.42
Forfeited	(6,639)	21.40
Outstanding at March 31, 2017	900,094	$20.07

11.                               Commitments and Contingencies

Legal Claims

We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and occupational, health and safety matters, labor and employment matters, personal injury and property damage claims, contractual, commercial and other disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial condition.

The Company’s subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish

Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2019. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site.

In October 2016, the Company’s subsidiary KapStone Charleston Kraft LLC (“KCK”) received a Notice of Alleged Violation from the South Carolina Department of Health and Environmental Control (“DHEC”) in which DHEC made several allegations related to air regulatory requirements. Several of the allegations related to recordkeeping/reporting, monitoring or paperwork requirements which did not implicate actual emissions (and which have been corrected); however, three of the allegations related to periodic compliance monitoring of particulates from operating equipment sources that are considered to be serious under DHEC guidelines. No emissions from the monitoring resulted in any impact to the environment or human health, and no annual limits were exceeded because this allegation involved spare equipment that is operated only a limited number of days each year. Discussions with DHEC regarding the alleged violations are ongoing, and the resolution of the matters raised in this notice is uncertain at this time (and therefore the Company cannot reasonably estimate its potential liability for this enforcement matter). However, no capital expenditure is required and all repairs and corrective actions have been performed resulting in full compliance as of March 31, 2017; thus the Company currently does not expect that the result of those discussions will be material to the our results of operations, cash flows or financial condition.

In January 2017, the Company received a letter from the state of Washington Department of Ecology contending that the Company may, along with several other companies, be responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may store or have stored petroleum products. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the Washington Department of Ecology. Upon expiration of the 1998 agreement, groundwater monitoring continued. The Company plans to respond to the notice and further investigate the allegations in the letter. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability, if any, for this site.

There have been no material changes in any of our legal proceedings for the three months ended March 31, 2017.

Contingent Consideration

The Company’s contingent consideration obligation relates to the acquisition of Victory Packaging, L.P. (“Victory”) on June 1, 2015 and is considered a Level 3 liability. The fair value of the obligation as of March 31, 2017 and December 31, 2016 was $17.4 million and $14.9 million, respectively. The fair value of the contingent consideration is estimated based on the probability of reaching the performance measures through November 30, 2017. The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the acquisition. The discount rate is determined by applying a risk premium to a risk-free interest rate. The total potential payout under this obligation is $25.0 million.  The Company expects to payout this obligation in the first quarter of 2018.

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

Each segment’s profits and losses are measured on operating profits before income from equity investments, foreign exchange gains / (losses), loss on debt extinguishment, net interest expense and income taxes.

	Net Sales			Operating	Depreciation
Three Months Ended March 31, 2017	Trade	Inter- segment	Total	Income (Loss)	and Amortization	Capital Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$345,342	$21,197	$366,539
Specialty paper	180,348	—	180,348
Other	21,954	—	21,954
Paper and Packaging	$547,644	$21,197	$568,841	$34,315	$37,406	$36,490	$2,591,747
Distribution	218,199	—	218,199	2,597	5,978	679	687,854
Corporate	—	—	—	(16,788)	1,964	1,500	43,218
Intersegment eliminations	—	(21,197)	(21,197)	—	—	—	—
	$765,843	$—	$765,843	$20,124	$45,348	$38,669	$3,322,819

	Net Sales			Operating	Depreciation
Three Months Ended March 31, 2016	Trade	Inter- segment	Total	Income (Loss)	and Amortization	Capital Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$324,290	$16,469	$340,759
Specialty paper	174,438	—	174,438
Other	21,312	—	21,312
Paper and Packaging	$520,040	$16,469	$536,509	$46,241	$37,136	$32,355	$2,501,605
Distribution	218,175	—	218,175	1,381	5,661	2,066	665,458
Corporate	—	—	—	(13,022)	1,742	1,742	45,603
Intersegment eliminations	—	(16,469)	(16,469)	—	—	—	—
	$738,215	$—	$738,215	$34,600	$44,539	$36,163	$3,212,666

13.       North Charleston, South Carolina Paper Mill Union Contract

On March 3, 2017, the labor unions at the Company’s paper mill in North Charleston, South Carolina ratified a new 8 year collective bargaining agreement covering approximately 600 employees. The agreement puts in place a high deductible health care plan beginning January 1, 2018. It allows for more efficient use of operating and maintenance employees and changes the defined pension benefit plan to a defined contribution plan. For the quarter ended March 31, 2017, the costs incurred were $5.0 million to ratify this agreement and are included in cost of sales in the period.

14.       Subsequent Events

On April 2, 2017, the compensation committee of the board of directors granted 126,976 restricted stock units to certain Company employees for retention purposes.  The total value of the award was $2.9 million.  These restricted stock units to certain executive officers vest within one year of the grant date while the non-executive officers’ units vest within 90 days of the grant date.  In addition to the restricted stock units, a retention award of $0.5 million was paid in cash to other employees.

On April 9, 2017, the Company’s paper mill in Roanoke Rapids, North Carolina completed its annual planned maintenance outage. The outage lasted approximately 9 days with an estimated cost of $8.9 million, primarily for annual maintenance and inspections, and the fixed cost impact associated with lost paper production of 11,600 tons.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in our other Securities and Exchange Commission filings. The information contained in this Form 10-Q represents our best judgment at the date of this report based on information currently available. In providing forward-looking statements, KapStone does not intend, and does not undertake any duty or obligation, to update its statements as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Executive Summary

Consolidated net sales for the quarter ended March 31, 2017 were $765.8 million compared to $738.2 million for the first quarter of 2016, an increase of $27.6 million, or 3.7 percent, primarily due to $15.6 million of higher prices and more favorable product mix and $11.5 million of higher sales volumes.

Consolidated net income for the quarter ended March 31, 2017 was $6.0 million, or $0.06 per diluted share, compared with $16.2 million, or $0.17 per diluted share, for the same period in 2016.

Paper and Packaging segment operating income for the quarter ended March 31, 2017 decreased $11.9 million to $34.3 million, primarily due to $10.5 million of higher old corrugated containers (“OCC”) costs, $6.3 million of higher freight costs primarily due to higher percentage of domestic shipments, $5.0 million for Charleston’s union contract ratification costs and $2.6 million due to the restoration of certain employee benefits.  These decreases in operating income were partially offset by $14.6 million of higher prices and more favorable product mix and $2.3 million of lower severance charges.

Distribution Segment operating income for the current quarter increased $1.2 million to $2.6 million, primarily due to lower operating expenses.

Corporate operating expenses increased by $3.8 million to $16.8 million for the quarter ended March 31, 2017 compared to 2016, primarily due a $1.8 million increase in stock compensation expense, a $1.0 million increase in expense associated with the fair value of the contingent consideration liability, $0.6 million due to the restoration of certain employee benefits and $0.4 million for API acquisition expenses.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2017 and 2016

(In thousands)

	Three Months Ended March 31,		Increase/	% of Net Sales
	2017	2016	(Decrease)	2017	2016

Paper and packaging	$568,841	$536,509	$32,332	74.3%	72.7%
Distribution	218,199	218,175	24	28.5%	29.6%
Intersegment Eliminations	(21,197)	(16,469)	(4,728)	(2.8)%	(2.2)%
Net sales	$765,843	$738,215	$27,628	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	560,898	533,277	27,621	73.2%	72.2%
Depreciation and amortization	45,348	44,539	809	5.9%	6.0%
Freight and distribution expenses	72,988	65,059	7,929	9.5%	8.8%
Selling, general, and administrative expenses	66,485	60,740	5,745	8.7%	8.2%
Operating income	$20,124	$34,600	$(14,476)	2.6%	4.7%
Foreign exchange (gain) / loss	(82)	103	(185)	0.0%	0.0%
Equity method investments income	(677)	—	(677)	-0.1%	0.0%
Interest expense, net	10,730	9,811	919	1.4%	1.3%
Income before provision for income taxes	10,153	24,686	(15,210)	1.3%	3.3%
Provision for income taxes	4,161	8,512	(4,351)	0.5%	1.2%
Net income	$5,992	$16,174	$(10,859)	0.8%	2.2%

Paper and Packaging segment net sales increased by $32.3 million to $568.8 million for the quarter ended March 31, 2017 due to $14.6 million of higher prices and more favorable product mix, $12.4 million of higher sales volume primarily due to the recent acquisitions and $4.7 million of increased intersegment sales to the Distribution segment.  Average mill selling price per ton for the quarter ended March 31, 2017 was $648 compared to $625 for the prior year’s quarter, reflecting higher containerboard prices and a more favorable product mix.

In the third quarter of 2016, the Company implemented a $40 per ton price increase for North American containerboard effective for shipments beginning October 1, 2016 and an 8 to 10 percent increase for corrugated products effective for shipments beginning November 1, 2016.

Distribution segment net sales were flat for the quarter ended March 31, 2017 compared to 2016, due to higher prices, related to the pass thru of higher containerboard cost, offset by lower sales volume.

In the first quarter of 2017, the Company announced a $50 per ton price increase for all North America containerboard products effective for shipments beginning March 13, 2017 and a 10 to 12 percent price increase for all corrugated products.

Paper and Packaging segment sales by product line for the quarter ended March 31, 2017 and 2016 were as follows:

	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2017	2016	(Decrease)%		2017	2016	(Decrease)%
Containerboard / Corrugated products	$366,539	$340,759	$25,780	7.6%	434,380	434,001	379	0.1%
Specialty paper	180,348	174,438	5,910	3.4%	264,386	258,479	5,907	2.3%
Other	21,954	21,312	642	3.0%	—	—	—
Product sold	$568,841	$536,509	$32,332	6.0%	698,766	692,480	6,286	0.9%

Tons of product sold for the Paper and Packaging segment for the quarter ended March 31, 2017 was 698,766 tons compared to 692,480 tons for the quarter ended March 31, 2016, an increase of 6,286 tons, or 0.9 percent, as follows:

•                  Shipments of Containerboard / Corrugated products were flat quarter-over-quarter due to higher domestic shipments of 20,482 tons and corrugated shipments of 12,799 tons, partially offset by lower export containerboard volume.

•                  Specialty paper increase in tons sold was primarily due to higher DuraSorb shipments of 6,105 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2017 was $560.9 million compared to $533.3 million for the first quarter of 2016, an increase of $27.6 million, or 5.2 percent.  The increase in cost of sales was mainly due to $11.2 million of higher manufacturing costs, $10.5 million of higher OCC costs, $5.0 million for the Charleston mill’s union ratification costs, and $0.8 million due to the restoration of certain employee benefits.  Planned maintenance outage costs of approximately $6.2 million and $6.6 million are included in cost of sales for the quarters ended March 31, 2017 and 2016, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2017 totaled $45.3 million compared to $44.5 million for the quarter ended March 31, 2016. The increase of $0.8 million was primarily due to $2.2 million higher depreciation expense due to higher captial spending, partially offset by $1.4 million of lower amortization expense.

Freight and distribution expenses for the quarter ended March 31, 2017 totaled $73.0 million compared to $65.1 million for the quarter ended March 31, 2016. The increase of $7.9 million was primarily due to $4.0 million related to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the quarter ended March 31, 2017 totaled $66.5 million compared to $60.7 million for the quarter ended March 31, 2016. The increase of $5.8 million, or 9.6 percent, was primarily due to $2.4 million due to the restoration of certain employee benefits, a $1.8 million increase in stock compensation expense, a $1.0 million increase in expense for the fair value of a contingent consideration liability and $0.4 million of API acquisition related expenses.  For the quarter ended March 31, 2017, selling, general and administrative expenses as a percentage of net sales increased to 8.7 percent from 8.2 percent in the quarter ended March 31, 2016.

Net interest expense for the quarters ended March 31, 2017 and 2016 was $10.7 million and $9.8 million, respectively. Interest expense was $0.9 million higher in the quarter ended March 31, 2017, primarily due to higher interest rates.

Provision for income taxes for the quarters ended March 31, 2017 and 2016 was $4.2 million and $8.5 million, respectively, reflecting an effective income tax rate of 41.0 percent for the quarter ended March 31, 2017, compared to 34.5 percent for the similar period in 2016. The lower provision for income taxes in 2017 primarily reflects lower pre-tax income of $14.5 million.  The higher effective income tax rate in the three months ended March 31, 2017 reflects $0.5 million in tax expense from the Company’s adoption of ASU 2016-09 which requires the tax impact of elements of stock compensation to be recorded in the provision for income taxes.

Liquidity and Capital Resources

Credit Facility

The Company had $457.4 million available to borrow under the Revolver at March 31, 2017.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Receivables Credit Facility

On February 21, 2017, the Company entered into Amendment No. 3 to the Receivables Sale Agreement to amend the Securitization Program. All accounts receivable purchased from API and Fast Pak, LLC (the “Sellers”) and all accounts receivable generated from facilities acquired from the Sellers that are not paid to an eligible bank account are designated as “Excluded Receivables”.

As of March 31, 2017, the Company had $264.7 million of outstanding borrowings under its $275.0 million Receivables Credit Facility with an interest rate of 1.7 percent.

Debt Covenants

As of March 31, 2017, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On March 31, 2017, the maximum permitted leverage ratio was 4.50 to 1.00. On March 31, 2017, the Company was in compliance with a leverage ratio of 3.99 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended March 31, 2017, the interest coverage ratio was required to be at least 3.00 to 1.00. On March 31, 2017, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 10.63 to 1.00.

As of March 31, 2017, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2017, is projected to be 34.3 percent.  The Company’s cash tax rate for 2017 is projected to be 40.0 percent.

Sources and Uses of Cash

Three months ended March 31 ($ in thousands)	2017	2016	Incr / (Dcr)
Operating activities	$32,669	$58,605	$(25,936)
Investing activities	(72,169)	(31,807)	(40,362)
Financing activities	18,030	(26,535)	44,565
Total change in cash and cash equivalents	$(21,470)	$263	$(21,733)

Cash and cash equivalents decreased by $21.5 million from December 31, 2016, reflecting $32.7 million provided by operating activities, $72.2 million used in investing activities and $18.0 million provided by financing activities in the first three months of 2017.

Net cash provided by operating activities was $32.7 million, comprised of net income for the first three months of $6.0 million and non-cash charges of $55.6 million.  Changes in operating assets and liabilities used $28.9 million of cash. Net cash provided by operating activities decreased by $25.9 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to an $20.0 million increase in cash used for working capital and $10.2 million of lower net income, partially offset by higher non-cash charges of $4.3 million.  The increase in cash used for working capital in the three months ended March 31, 2017 compared to 2016 is primarily due to higher trade receivables, inventory levels and timing of income tax payments, partially offset by accounts payable.

Net cash used in investing activities was $72.2 million and includes $38.7 million for capital expenditures and $33.5 million for the API acquisition.  Net cash used in investing activities increased by $40.4 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to the API acquisition and higher capital spending in 2017.

Net cash provided by financing activities was $18.0 million and reflects a $26.0 million of net short-term borrowings under the Revolver and $6.2 million of other current borrowings.  These borrowings were partially offset by a $9.7 million quarterly dividend payment and $4.6 million of net repayments under the Receivables Credit Facility.  Net cash provided by financing activities increased by $44.6 million in the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to higher net borrowings in 2017.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2017 cash needs.  The cash needs consist of approximately $30.0 million for the cash dividends subject to board approval and any additional working capital needs.  In addition, capital expenditures for the full year are estimated to be $136.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of March 31, 2017, the Company had $26.0 million of borrowings under the Revolver and $457.4 million of remaining Revolver availability, net of outstanding letters of credit.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.  The Company maintains a special purpose entity, in connection with the Receivables Credit Facility, which is consolidated as part of our financial statements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices and other market-driven rates or prices.

Under our Credit Agreement, at March 31, 2017, our Credit Facility consisted of two term loans totaling approximately $1.2 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At March 31, 2017 the weighted average interest rate of the term loans was 2.8 percent.

Under our Receivables Credit Facility, at March 31, 2017, we had $264.7 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At March 31, 2017 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.7 percent.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2017. No such contracts were outstanding at March 31, 2017.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2016.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2016.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
10.20

Second Amendment to the Second Amended and Restated Credit Agreement dated as of March 27, 2017, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents.

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

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION

April 26, 2017	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial
officer)