Form 10-Q
period 2017-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2017-07-26
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

There were 96,928,294 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 19, 2017.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,456	$29,385
Trade accounts receivable (Includes $440,148 at June 30, 2017, and $368,922 at December 31, 2016, associated with the receivables credit facility)	453,320	392,962
Other receivables	14,565	13,562
Inventories	348,784	322,664
Prepaid expenses and other current assets	15,871	10,247
Total current assets	839,996	768,820
Plant, property and equipment, net	1,473,343	1,441,557
Other assets	25,660	25,468
Intangible assets, net	312,962	314,413
Goodwill	720,611	705,617
Total assets	$3,372,572	$3,255,875
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$22,000	$—
Other current borrowings	4,117	—
Capital lease obligation	28	—
Dividend payable	10,126	10,052
Accounts payable	204,545	189,350
Accrued expenses	92,824	76,480
Accrued compensation costs	50,299	48,840
Accrued income taxes	327	15,971
Total current liabilities	384,266	340,693
Other liabilities:
Long-term debt (Includes $298,046 at June 30, 2017, and $269,273 at December 31, 2016, associated with the receivables credit facility)	1,516,266	1,485,323
Long-term financing obligation	43,633	—
Capital lease obligation	4,611	—
Pension and postretirement benefits	31,321	34,207
Deferred income taxes	407,711	405,561
Other liabilities	61,776	85,761
Total other liabilities	2,065,318	2,010,852
Stockholders’ equity:
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,825,765 shares issued and outstanding (excluding 40,000 treasury shares) at June 30, 2017 and 96,639,920 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2016	10	10
Additional paid-in-capital	286,461	275,970
Retained earnings	695,893	689,668
Accumulated other comprehensive loss	(59,376)	(61,318)
Total stockholders’ equity	922,988	904,330
Total liabilities and stockholders’ equity	$3,372,572	$3,255,875

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$822,717	$784,911	$1,588,560	$1,523,126
Cost of sales, excluding depreciation and amortization	592,515	568,831	1,153,413	1,102,108
Depreciation and amortization	46,054	46,035	91,402	90,574
Freight and distribution expenses	75,640	70,978	148,628	136,037
Selling, general, and administrative expenses	67,313	55,554	133,798	116,294
Operating income	41,195	43,513	61,319	78,113
Foreign exchange (gain) / loss	(1,004)	872	(1,086)	975
Equity method investments income	(29)	—	(706)	—
Interest expense, net	12,311	10,006	23,041	19,817
Income before provision for income taxes	29,917	32,635	40,070	57,321
Provision for income taxes	10,141	11,913	14,302	20,425
Net income	$19,776	$20,722	$25,768	$36,896
Other comprehensive income
Foreign currency translation adjustment	545	—	904	—
Pension and postretirement plan reclassification adjustments, net of tax:
Accretion of prior service costs	(117)	(104)	(234)	(208)
Amortization of net loss	636	620	1,272	1,241
Other comprehensive income, net of tax	1,064	516	1,942	1,033
Total comprehensive income	$20,840	$21,238	$27,710	$37,929

Weighted average number of shares outstanding:
Basic	96,801,906	96,517,357	96,750,272	96,458,354
Diluted	98,520,218	97,629,786	98,457,450	97,561,774
Net income per share:
Basic	$0.20	$0.21	$0.27	$0.38
Diluted	$0.20	$0.21	$0.26	$0.38
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$25,768	$36,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	75,992	72,701
Amortization of intangible assets	15,410	17,873
Stock-based compensation expense	10,026	5,362
Pension and postretirement	(1,226)	(1,027)
Excess tax benefit from stock-based compensation	—	150
Amortization of debt issuance costs	2,358	2,375
Loss on disposal of fixed assets	986	653
Deferred income taxes	1,528	704
Change in fair value of contingent consideration liability	3,570	3,052
Equity method investments income, net of cash received	108	—
Changes in assets and liabilities:
Trade accounts receivable, net	(57,874)	(51,262)
Other receivables	(875)	6,137
Inventories	(25,282)	4,261
Prepaid expenses and other current assets	(5,596)	12,181
Other assets	(428)	—
Accounts payable	12,639	(6,365)
Accrued expenses and other liabilities	2,904	(5,295)
Accrued compensation costs	5,133	(11,934)
Accrued income taxes	(15,644)	3,163
Net cash provided by operating activities	49,497	89,625

Investing activities
Capital expenditures	(73,778)	(72,373)
Purchase of intangible assets	—	(1,525)
Acquisition	(33,500)	—
Proceeds from the sale of assets	—	4,856
Equity method investments	—	(1,250)
Net cash used in investing activities	(107,278)	(70,292)

Financing activities
Proceeds from revolving credit facility	268,500	263,700
Repayments on revolving credit facility	(246,500)	(254,100)
Proceeds from receivables credit facility	50,394	21,094
Repayments on receivables credit facility	(21,621)	(27,170)
Payment of loan amendment fees	(187)	(2,388)
Proceeds from other current borrowings	6,214	—
Repayments on other current borrowings	(2,059)	—
Payments on capital lease	(11)	—
Cash dividends paid	(19,343)	(19,348)
Payment of withholding taxes on vested stock awards	(875)	(786)
Proceeds from exercises of stock options	853	420
Proceeds from shares issued to ESPP	487	464
Excess tax (deficiency) from stock-based compensation	—	(150)
Net cash provided by (used in) financing activities	35,852	(18,264)

Net increase (decrease) in cash and cash equivalents	(21,929)	1,069
Cash and cash equivalents-beginning of period	29,385	6,821
Cash and cash equivalents-end of period	$7,456	$7,890

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment, through Victory, a North American distributor of packaging materials, with more than 60 distribution centers located in the United States, Mexico and Canada, provides packaging materials and related products to a wide variety of customers.  For more information about our segments, see Note 13, Segment Information.

2.                                      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard’s Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016).  The Company did not elect to early adopt this standard.

We are nearing completion of the diagnostic phase of evaluating the overall impact of ASU 2014-09. The Company has determined that it will adopt this standard utilizing the modified retrospective method, which will result in the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.

We have established an implementation team consisting of senior leadership from finance, legal, sales and operations that reports its progress to management and to the audit committee of our board of directors on a periodic basis.  This team is working to understand the impact of the standard on our revenue contracts and is reviewing existing accounting practices to identify necessary changes to policies and procedures that will result from the application of the new standard.  We have identified our significant revenue streams within each reportable segment and are working to review all existing contracts with customers and to identify any necessary changes to our systems and control environment to support additional disclosures under the new standard.  We currently anticipate completing our assessment by September 30, 2017.

We will provide additional disclosure as the implementation plan progresses during 2017, including on-going evaluation of the impact that the adoption of this standard will have on the Company’s financial position, results of operations and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840), while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for all entities. The Company does have a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position, results of operations and disclosures upon the adoption of ASU 2016-02. The Company will provide additional disclosure as the implementation progresses.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 was adopted prospectively during the interim period ended March 31, 2017.  The adoption of this ASU decreased the Company’s provision for incomes taxes by $0.1 million for the three months ended June 30, 2017 and increased the Company’s provision for income taxes by $0.4 million for the six months June 30, 2017.  The Company has elected to continue recognizing estimated forfeitures over the vesting term of the awards.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on our cash flows and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which amends the guidance in ASC Topic 350, “Intangibles-Goodwill and Other”. The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU will be applied prospectively. The Company currently does not expect that the adoption of these provisions will have a material effect on our consolidated financial statements and related disclosures, but will simplify the measurement of any impairment loss should goodwill be impaired in the future.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business”, which amends the guidance in ASC Topic 805, “Business Combinations”. The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU defines an output as “the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted.  The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company currently does not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

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

3.                                      API Acquisition

On February 1, 2017, the Company acquired the assets of Associated Packaging, Inc. and Fast Pak, LLC (together, “API”) with operations located in Greer, South Carolina for $33.5 million. The acquisition was funded from borrowings on the Company’s $500 million revolving credit facility (“Revolver”). API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the automotive and consumer products industries. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $14.0 million has been allocated to intangible assets, $2.8 million to plant, property and equipment, $1.7 million to net working capital and $15.0 million to goodwill (which is deductible for tax purposes).  The purchase price allocation is final.

Transaction fees and expenses for the API acquisition related to due diligence, advisory and legal services have been expensed as incurred.  These expenses were $0.4 million for the six months ended June 30, 2017, and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

This acquisition further strengthens the Company’s goal of increasing mill integration.

Operating results of the acquisition since February 1, 2017 are included in the Company’s Paper and Packaging segment.  The Company’s consolidated statement of comprehensive income for the six months ended June 30, 2017 includes $10.8 million of net sales and $0.8 million of operating income from this acquired business.

In conjunction with the API acquisition, the Company signed a 25-year lease agreement with a total commitment of approximately $14.7 million.  The Company estimated the fair value of the lease to be $4.7 million based on an assessment of the market values of comparable properties.  The lease was capitalized as a long-term building asset and long-term liability as the present value of the payments is more than 90% of the fair value of the property.  Amortization of the asset under this capital lease obligation is included in depreciation expense.

4.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended June 30, 2017 and 2016 totaled $17.6 million and $19.0 million, respectively, and are included in cost of sales.  Outage costs for the three months ended June 30, 2017 and 2016 each included an annual planned maintenance outage at the Company’s paper mill in Roanoke Rapids, North Carolina.  In 2017, the outage lasted approximately 9 days with a cost of $8.7 million, primarily for annual maintenance and inspections, and the unabsorbed fixed cost impact associated with lost paper production of 11,600 tons.  In 2016, the outage lasted approximately 9 days with a cost of approximately $8.4 million and resulted in an 11,700 reduction in tons produced.

Planned maintenance outage costs for the six months ended June 30, 2017 and 2016 totaled $23.8 million and $25.6 million, respectively, and are included in cost of sales.

5.                                      Inventories

Inventories consist of the following at June 30, 2017 and December 31, 2016, respectively:

	(unaudited)
	June 30,	December 31,
	2017	2016
Raw materials	$88,545	$79,377
Work in process	4,691	6,371
Finished goods	165,653	151,497
Replacement parts and supplies	90,915	85,857
Inventory at FIFO costs	349,804	323,102
LIFO inventory reserves	(1,020)	(438)
Inventories	$348,784	$322,664

6.                                      Short-term Borrowings and Long-term Debt

Short-term Borrowings

As of June 30, 2017, the Company had $22.0 million of short-term borrowings outstanding under the Revolver, with a weighted average interest rate of 2.92 percent.

As of June 30, 2017, the Company has available borrowing capacity of $462.5 million under the Revolver.

Other Borrowing

In January 2017, the Company entered into a short-term financing agreement of $6.2 million at an annual interest rate of 2.4 percent for its annual property insurance premiums.  The agreement requires the Company to pay three payments through the term of the financing agreement ending on December 1, 2017.  As of June 30, 2017, there was $4.2 million outstanding under the current agreement.

Long-term Debt

Long-term debt consists of the following at June 30, 2017 and December 31, 2016, respectively:

	(unaudited)
	June 30,	December 31,
	2017	2016
Term loan A-1 under Credit Agreement with interest payable monthly at LIBOR of 1.23% plus 1.75% at June 30, 2017	$775,500	$775,500
Term loan A-2 under Credit Agreement with interest payable monthly at LIBOR of 1.23% plus 1.875% at June 30, 2017	458,375	458,375
Receivable Credit Facility with interest payable monthly at LIBOR of 1.23% plus 0.75% at June 30, 2017	298,046	269,273
Total long-term debt	1,531,921	1,503,148
Less unamortized debt issuance costs	(15,655)	(17,825)
Long-term debt, net of debt issuance costs	$1,516,266	$1,485,323

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

Receivables Credit Facility

Effective as of June 1, 2017, the Company entered into Amendment No. 3 to the Receivables Purchase Agreement (the “Amendment”) amending its Receivables Purchase Agreement dated as of September 26, 2014 (as amended from time to time, the “Receivables Purchase Agreement”), which is part of an accounts receivable securitization program (the “Securitization Program”) of the Company and certain of its subsidiaries.  The Amendment included the following changes to the Receivable Purchase Agreement:

•                  the aggregate commitment of the Purchasers under the Receivables Purchase Agreement was increased from $275.0 million to $325.0 million

•                  the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) was extended from June 6, 2017 to June 1, 2018 and

•                  certain definitions used to determine the maximum amount that may be outstanding under the Securitization Program were added or modified, as applicable, in a manner favorable to the Company.

On February 21, 2017, the Company entered into Amendment No. 3 to the Receivables Sale Agreement amending its Receivables Sale Agreement dated as of September 26, 2014, which is part of the Securitization Program. All accounts receivable purchased from API and all accounts receivable generated from facilities acquired from API that are not paid to an eligible bank account are designated as “Excluded Receivables”.

Under our Securitization Program, the Company and its subsidiaries that participate in the Securitization Program (the “Originators”) sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of June 30, 2017, $440.1 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a financial institution under a one-year $325 million facility (the “Receivables Credit Facility”) for proceeds of $298.0 million. The assets of KAR are not available to us until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of June 30, 2017, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of June 30, 2017, the fair value of the Company’s debt approximates the carrying value of $1.5 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 2.8 percent and 2.1 percent for the six months ended June 30, 2017 and 2016, respectively.

7.                                      Long-term Financing Obligation

In 2015, the Company signed non-cancellable contracts with a third party to construct facilities to produce wood chips for the use at the Company’s North Charleston, South Carolina and Roanoke Rapids, North Carolina paper mills for twenty years, with an annual purchase obligation of approximately $12.5 million.  The Company has evaluated these agreements and concluded that they represent in-substance leases under ASC 840, Leases.  In accordance with the special provisions discussed in ASC 840-40-55-15, language within the contracts result in the Company assuming a certain level of construction risk, and as such, we are considered the accounting owner of the assets during the construction period, even though these facilities are being constructed and financed entirely by the third party.  Accordingly, as the third-party incurs the construction project costs, the assets and corresponding financial obligation are recorded in plant, property and equipment, net and other liabilities in the Company’s consolidated balance sheets.

Upon completion of each project, the Company will evaluate if the in-substance leases meet certain ‘sale-leaseback’ criteria under ASC 840.  If the contract does not meet such requirements, which is the expectation for each of these contracts, the amount recognized during the construction phase will be recorded as a financing liability.  Payments under the contract will then be allocated between a reduction of the lease obligation and interest expense, utilizing an imputed interest rate in accordance with ASC 840.

In June 2017, the Roanoke Rapids paper mill completed Phase I of this project and did not meet the ‘sale-leaseback’ criteria.  As such, $43.6 million is now reflected as a long-term financing liability.

8.                                      Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2017 was 33.9 percent and 35.7 percent, respectively, compared to 36.5 percent and 35.6 percent for the three and six months ended June 30, 2016.  The lower effective income tax rate in the three months ended June 30, 2017 is due to the absence of an unfavorable state examination adjustment in 2016.

Cash taxes paid in the three and six months ended June 30, 2017 were $6.5 million and $27.5 million, respectively, compared to $10.6 million and a net refund of $0.9 million for the three and six months ended June 30, 2016, respectively.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2013, 2014 and 2015. The Company has open tax years for state and foreign income tax filings generally starting in 2012.

9.                                      Net Income per Share

The Company’s basic and diluted net income per share for the three and six months ended June 30, 2017 and 2016 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$19,776	$20,722	$25,768	$36,896
Weighted-average number of common shares for basic net income per share	96,801,906	96,517,357	96,750,272	96,458,354
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,220,934	840,386	1,254,266	813,369
Unvested restricted stock awards	497,378	272,043	452,912	290,051

Weighted-average number of shares for diluted net income per share	98,520,218	97,629,786	98,457,450	97,561,774

Net income per share - basic	$0.20	$0.21	$0.27	$0.38
Net income per share - diluted	$0.20	$0.21	$0.26	$0.38

A total of 1,978,510 and 2,076,832 weighted average unexercised stock options were outstanding for the three month periods ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

A total of 1,518,317 and 1,798,249 weighted average unexercised stock options were outstanding for the six month periods ended June 30, 2017 and 2016, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

10.                               Pension Plan and Post-Retirement Benefits

Defined Benefit Plan

Net pension cost (benefit) recognized for the three and six months ended June 30, 2017 and 2016 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost for benefits earned during the quarter	$1,077	$1,124	$2,154	$2,249
Interest cost on projected benefit obligations	6,567	7,078	13,134	14,157
Expected return on plan assets	(9,031)	(9,340)	(18,063)	(18,680)
Amortization of net loss	1,197	1,157	2,395	2,314
Amortization of prior service cost	4	24	7	48
Net pension cost (benefit)	$(186)	$43	$(373)	$88

The Company currently does not anticipate making any Pension Plan contributions in 2017. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary employees of its subsidiary Longview Fibre Paper and Packaging, Inc. (“Longview”) and their dependents.  The Company anticipates making contributions to its postretirement plans in 2017 as claims are submitted.

In March 2017, the union employees at the North Charleston paper mill ratified new collective bargaining agreements which changed the defined pension benefit plan to a defined contribution plan for certain employees.  The overall impact on the Company’s Pension Plan is deemed immaterial.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended June 30, 2017 and 2016, the Company recognized expense of $6.0 million and $2.4 million, respectively, for matching contributions.  For the six months ended June 30, 2017 and 2016, the Company recognized expense of $12.2 million and $6.0 million, respectively, for matching contributions.

In 2017, the Company restored matching contributions to its Contribution Plans for certain employees that were previously suspended during 2016.  As a result, contributions were $3.6 million higher in the quarter ended June 30, 2017, and $6.2 million higher for the six months ended June 30, 2017, compared to the same periods in 2016.

Multiemployer Pension Plan

In conjunction with the Company’s Longview and U.S. Corrugated acquisitions, we assumed participation in the GCIU-Employer Retirement Fund for approximately 300 hourly employees at four corrugated products manufacturing plants.  On October 31, 2016, the Company provided formal notification to the plan trustee of its withdrawal from the plan and cessation of plan contributions effective December 31, 2016.  Accordingly, the Company recorded an estimated withdrawal liability of approximately $6.4 million, based on annual payments of approximately $0.4 million over 20 years, discounted at a credit adjusted risk-free rate return of approximately 3.6 percent. This liability is based on an analysis of the facts available to management; however, the withdrawal liability will ultimately be determined by the plan trustee.

11.                               Stock-Based Compensation

In April 2017, the compensation committee of the board of directors granted 126,976 restricted stock units to certain Company employees for retention purposes.  The total value of the awards was $2.9 million of which $2.8 million was expensed in the quarter ended June 30, 2017, with the balance to be expensed in the second half of 2017.  The restricted stock units awarded to certain executive officers vest one year from the date of the grant, while the non-executive officers’ awards vest 90 days from the date of the grant.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock option compensation expense	$1,071	$952	$3,687	$2,741
Restricted stock unit compensation expense	3,690	989	6,339	2,621
Total stock-based compensation expense	$4,761	$1,941	$10,026	$5,362

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
Unrecognized stock option compensation expense	$7,116	$3,849
Unrecognized restricted stock unit compensation expense	8,392	4,899
Total unrecognized stock-based compensation expense	$15,508	$8,748

As of June 30, 2017, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.3 years and 2.2 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2017	4,293,081	$14.61
Granted	957,270	22.20
Exercised	(75,067)	12.33
Lapsed (forfeited or cancelled)	(110,861)	21.90
Outstanding at June 30, 2017	5,064,423	$15.93

Exercisable at June 30, 2017	2,643,817	$13.38	4.5	$25,779

For the three and six months ended June 30, 2017, cash proceeds from the exercise of stock options totaled $0.4 million and $0.9 million, respectively.  For the three and six months ended June 30, 2016, cash proceeds from the exercise of stock options totaled $0.2 million and $0.4 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2017	691,720	$20.93
Granted	469,240	22.42
Vested	(129,504)	30.20
Forfeited	(34,232)	20.61
Outstanding at June 30, 2017	997,224	$20.46

12.                               Commitments and Contingencies

Legal Claims

The Company and its subsidiaries are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and occupational, health and safety matters, labor and employment matters, personal injury and property damage claims, contractual, commercial and other disputes and taxes. We establish reserves for investigations, claims and proceedings when it is probable that liabilities exist and we can reasonably estimate the amount of such liabilities (including any losses, costs and expenses). We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). Any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any investigation, claim or proceeding involving the Company or any of its subsidiaries, particularly those described below that cannot be assessed due to their preliminary nature.  It is possible that any of the investigations, claims and proceedings against the Company or its subsidiaries, including those described below, could be decided unfavorably against the Company or any of its subsidiaries involved in such matters and could also result in losses, costs or expenses in excess of any reserve we have established.  Accordingly, it is possible that an adverse outcome from any investigation, claim or proceeding (including associated penalties, costs and expenses) could exceed any reserve we may have accrued in an amount that could have a material adverse effect on our consolidated results of operations, cash flows and financial condition.

The Company’s subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3%) for the selected remedy are $342 million, although many uncertainties remain that could result in increased remedial costs. This estimate does not include actual costs already incurred to date for remedial investigation and feasibility studies or potential natural resource damage claims.  Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2019. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site.

In October 2016, the Company received a Notice of Alleged Violation from the South Carolina Department of Health and Environmental Control (“DHEC”) in which DHEC made several allegations related to air regulatory requirements. Several of the allegations related to recordkeeping/reporting, monitoring or paperwork requirements which did not implicate actual emissions (and which have been corrected); however, three of the allegations related to periodic compliance monitoring of particulates from operating equipment sources that are considered to be serious under DHEC guidelines. No emissions from the monitoring resulted in any impact to the environment or human health, and no annual limits were exceeded because this allegation involved spare equipment that is operated only a limited number of days each year. Discussions with DHEC regarding the alleged violations are ongoing, and the resolution of the matters raised in this notice is uncertain at this time. However, no capital expenditure is required and all repairs and corrective actions have been performed resulting in full compliance as of June 30, 2017; thus the Company currently does not expect that the result of those discussions will be material to the our results of operations, cash flows or financial condition.

In January 2017, the Company received a letter from the state of Washington Department of Ecology contending that the Company is, along with several other companies, responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may store or have stored petroleum products. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the Washington Department of Ecology. Upon expiration of the 1998 agreement, groundwater monitoring continued. The Company has responded to the notice. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability, if any.

There have been no material changes in any of our legal proceedings for the six months ended June 30, 2017.

Contingent Consideration

The Company’s contingent consideration obligation relates to the acquisition of Victory Packaging, L.P. (“Victory”) on June 1, 2015 and is considered a Level 3 liability. The fair value of the obligation as of June

30, 2017 and December 31, 2016 was $18.5 million and $14.9 million, respectively. The fair value of the contingent consideration is estimated based on the probability of reaching the performance measures through November 30, 2017. The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the Victory acquisition. The discount rate is determined by applying a risk premium to a risk-free interest rate. The total potential payout under this obligation is $25.0 million with the actual payout to be incurred in the first quarter of 2018.

13.                               Segment Information

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

	Net Sales
Three Months Ended June 30, 2017	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$380,776	$25,681	$406,457
Specialty paper	158,871	—	158,871
Other	22,270	—	22,270
Paper and Packaging	$561,917	$25,681	$587,598	$44,260	$38,192	$33,703	$2,642,143
Distribution	260,800	—	260,800	10,785	5,972	1,064	694,099
Corporate	—	—	—	(13,850)	1,890	342	36,330
Intersegment eliminations	—	(25,681)	(25,681)	—	—	—	—
	$822,717	$—	$822,717	$41,195	$46,054	$35,109	$3,372,572

	Net Sales
Three Months Ended June 30, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$336,300	$20,524	$356,824
Specialty paper	174,209	—	174,209
Other	22,062	—	22,062
Paper and Packaging	$532,571	$20,524	$553,095	$41,082	$38,163	$34,265	$2,507,161
Distribution	252,340	—	252,340	12,336	5,702	932	686,997
Corporate	—	—	—	(9,905)	2,170	1,013	42,292
Intersegment eliminations	—	(20,524)	(20,524)	—	—	—	—
	$784,911	$—	$784,911	$43,513	$46,035	$36,210	$3,236,450

	Net Sales
Six Months Ended June 30, 2017	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$726,118	$46,878	$772,996
Specialty paper	339,219	—	339,219
Other	44,224	—	44,224
Paper and Packaging	$1,109,561	$46,878	$1,156,439	$78,575	$75,598	$71,408
Distribution	478,999	—	478,999	13,382	11,950	1,743
Corporate	—	—	—	(30,638)	3,854	627
Intersegment eliminations	—	(46,878)	(46,878)	—	—	—
	$1,588,560	$—	$1,588,560	$61,319	$91,402	$73,778

	Net Sales
Six Months Ended June 30, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$660,590	$36,993	$697,583
Specialty paper	348,647	—	348,647
Other	43,374	—	43,374
Paper and Packaging	$1,052,611	$36,993	$1,089,604	$87,323	$75,299	$66,620
Distribution	470,515	—	470,515	13,717	11,363	2,998
Corporate	—	—	—	(22,927)	3,912	2,755
Intersegment eliminations	—	(36,993)	(36,993)	—	—	—
	$1,523,126	$—	$1,523,126	$78,113	$90,574	$72,373

14.                               Other Operating Expenses

The following occurred during the quarter ended June 30, 2017, and are considered unusual and are included in the Company’s cost of sales in the period:

•                  In April 2017, the Company’s North Charleston paper mill had an unplanned boiler outage with a paper production loss of approximately 6,300 tons and an approximate cost of $4.0 million.

•                  In May 2017, the Company entered into an agreement to inspect certain piping at the Longview, Washington paper mill over a period not to exceed five years at an estimated cost of $2.0 million.

15.                               Subsequent Events

In July 2017, the union employees at the Roanoke Rapids, North Carolina paper mill ratified a new 4 year collective bargaining agreement covering 315 employees. The agreement puts in place a high deductible health care plan beginning January 1, 2018, and changes the defined pension benefit plan to a defined contribution plan for certain employees. The costs incurred to ratify this agreement were $0.8 million and will be recorded in cost of sales for the quarter ended September 30, 2017.

In July 2017, the Company entered into the Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment modified the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on September 30 and December 31, 2017 and March 31, 2018, and modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company.

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

Executive Summary

Results of Operations for the Quarter Ended June 30, 2017

Consolidated net sales for the quarter ended June 30, 2017 were $822.7 million compared to $784.9 million for the second quarter of 2016, an increase of $37.8 million, or 4.8 percent, primarily due to $34.2 million of higher prices and a more favorable product mix and $3.6 million of higher sales volumes.

Consolidated net income for the quarter ended June 30, 2017 was $19.8 million, or $0.20 per diluted share, compared with $20.7 million, or $0.21 per diluted share, for the same period in 2016.

Paper and Packaging segment operating income for the current quarter increased $3.2 million to $44.3 million, primarily due to $25.7 million of higher prices and a more favorable product mix, and $3.0 million of lower severance expense.  These factors were partially offset by $11.9 million higher old corrugated container (“OCC”) costs, $4.0 million for an unplanned boiler outage at the North Charleston paper mill, $3.2 million of higher freight costs due to a higher percentage of domestic shipments for which the Company is responsible, $2.5 million due to the restoration of certain employee benefits, $2.3 million of higher management incentives due to higher earnings and $2.0 million for a hazardous piping inspection settlement at the Longview, Washington paper mill.

Distribution Segment operating income for the current quarter decreased $1.6 million to $10.8 million, primarily due to inflation on rent, fuel and labor costs, partially offset by margin improvement from higher selling prices.

Corporate operating expenses increased by $3.9 million to $13.9 million for the quarter ended June 30, 2017 compared to 2016, primarily due a $2.8 million increase in stock compensation expense, $0.8 million of higher management incentives due to higher earnings and $0.3 million due to the restoration of certain employee benefits.

Results of Operations for the Six Months Ended June 30, 2017

Consolidated net sales for the six months ended June 30, 2017 were $1,588.6 million compared to $1,523.1 million for the first six months of 2016, an increase of $65.5 million, or 4.3 percent, primarily due to $49.8 million of higher prices and a more favorable product mix and $15.1 million of higher sales volumes.

Consolidated net income for the six months ended June 30, 2017 was $25.8 million, or $0.26 per diluted share, compared with $36.9 million, or $0.38 per diluted share, for the same period in 2016.

Paper and Packaging segment operating income for the six months ended June 30, 2017 decreased $8.7 million to $78.6 million, primarily due to $22.4 million of higher OCC costs, $9.5 million of higher freight costs primarily due to higher percentage of domestic shipments, $5.0 million for Charleston’s union contract ratification costs, $4.1 million due to the restoration of certain employee benefits, $4.0 million for an unplanned boiler outage at the Charleston paper mill, $2.9 million of higher management incentives and $2.0 million for a Longview paper mill hazardous piping inspection settlement.  These decreases in operating income were partially offset by $40.3 million of higher prices and a more favorable product mix and $5.3 million of lower severance charges.

Distribution Segment operating income for the six months ended June 30, 2017 decreased $0.3 million to $13.4 million, primarily due to inflation on rent, fuel and labor costs, partially offset by margin improvement from higher prices.

Corporate operating expenses increased by $7.7 million to $30.6 million for the six months ended June 30, 2017 compared to 2016, primarily due a $4.6 million increase in stock compensation expense, $1.2 million of higher management incentives, $0.5 million due to the restoration of certain employee benefits, a $0.5 million increase in expense associated with the fair value of the contingent consideration liability and $0.4 million for API acquisition expenses.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

(In thousands)

	Three Months Ended June 30,		Increase/	% of Net Sales
	2017	2016	(Decrease)	2017	2016

Paper and packaging	$587,598	$553,095	$34,503	71.4%	70.5%
Distribution	260,800	252,340	8,460	31.7%	32.1%
Intersegment Eliminations	(25,681)	(20,524)	(5,157)	(3.1)%	(2.6)%
Net sales	$822,717	$784,911	$37,806	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	592,515	568,831	23,684	72.0%	72.5%
Depreciation and amortization	46,054	46,035	19	5.6%	5.9%
Freight and distribution expenses	75,640	70,978	4,662	9.2%	9.0%
Selling, general, and administrative expenses	67,313	55,554	11,759	8.2%	7.1%
Operating income	$41,195	$43,513	$(2,318)	5.0%	5.5%
Foreign exchange (gain) / loss	(1,004)	872	(1,876)	(0.1)%	0.1%
Equity method investments income	(29)	—	(29)	—%	—%
Interest expense, net	12,311	10,006	2,305	1.5%	1.3%
Income before provision for income taxes	29,917	32,635	(2,718)	3.6%	4.1%
Provision for income taxes	10,141	11,913	(1,772)	1.2%	1.5%
Net income	$19,776	$20,722	$(946)	2.4%	2.6%

Paper and Packaging segment net sales increased by $34.5 million to $587.6 million for the quarter ended June 30, 2017 due to $25.7 million of higher prices and a more favorable product mix, $3.6 million of higher sales volume and $5.2 million of increased intersegment sales to the Distribution segment.  Average mill selling price per ton for the quarter ended June 30, 2017 was $661 compared to $624 for the prior year’s quarter, reflecting higher containerboard prices and a more favorable product mix.

Distribution segment net sales increased by $8.5 million to $260.8 million for the quarter ended June 30, 2017 compared to 2016, due to higher prices, related to the pass thru of higher containerboard cost, partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the quarter ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2017	2016	(Decrease)%		2017	2016	(Decrease)%
Containerboard / Corrugated products	$406,457	$356,824	$49,633	13.9%	475,739	446,691	29,048	6.5%
Specialty paper	158,871	174,209	(15,338)	(8.8)%	223,425	256,758	(33,333)	(13.0)%
Other	22,270	22,062	208	0.9%	—	—	—	—%
Product sold	$587,598	$553,095	$34,503	6.2%	699,164	703,449	(4,285)	(0.6)%

Tons of product sold for the Paper and Packaging segment for the quarter ended June 30, 2017 was 699,164 tons compared to 703,449 tons for the quarter ended June 30, 2016, a decrease of 4,285 tons, or 0.6 percent, as follows:

•                  Shipments of Containerboard / Corrugated products increased by 29,048 tons, primarily due to higher domestic containerboard shipments of 34,110 tons and higher corrugated products sales volume of 11,886 tons.  These increases were partially offset by lower export shipments of 16,948 tons.  Shipments to Victory in the quarter were 28,018 tons, which was 3,368 tons higher than second quarter of 2016.

•                  Specialty paper decrease in tons sold was primarily due to lower kraft paper shipments of 25,417 tons and lower pulp shipments of 8,177 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2017 was $592.5 million compared to $568.8 million for the second quarter of 2016, an increase of $23.7 million, or 4.2 percent.  The increase in cost of sales was mainly due to $11.9 million of higher OCC costs, $3.9 million of higher manufacturing costs, $4.0 million for the North Charleston paper mill unplanned boiler outage, $2.0 million for a Longview paper mill hazardous piping inspection settlement, $1.1 million due to the restoration of certain employee benefits and $0.9 million of higher management incentives due to higher earnings.  Planned maintenance outage costs of approximately $17.6 million and $19.0 million are included in cost of sales for the quarters ended June 30, 2017 and 2016, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2017 totaled $46.1 million compared to $46.0 million for the quarter ended June 30, 2016.

Freight and distribution expenses for the quarter ended June 30, 2017 totaled $75.6 million compared to $71.0 million for the quarter ended June 30, 2016. The increase of $4.6 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the quarter ended June 30, 2017 totaled $67.3 million compared to $55.6 million for the quarter ended June 30, 2016. The increase of $11.7 million, or 21.0 percent, was primarily due to a $2.8 million increase in stock compensation expense, $2.2 million of higher management incentives due to higher earnings, $2.0 million increase in compensation and benefit expense, $1.8 million due to the restoration of certain employee benefits, $1.5 million of higher Distribution segment operating costs, $1.1 million from strategic investments and $1.0 million of higher integration costs.  For the quarter ended June 30, 2017, selling, general and administrative expenses as a percentage of net sales increased to 8.2 percent from 7.1 percent in the quarter ended June 30, 2016.

Net interest expense for the quarters ended June 30, 2017 and 2016 was $12.3 million and $10.0 million, respectively. Interest expense was $2.3 million higher in the quarter ended June 30, 2017 due to higher interest rates and debt levels.

Provision for income taxes for the quarters ended June 30, 2017 and 2016 was $10.1 million and $11.9 million, respectively, reflecting an effective income tax rate of 33.9 percent for the quarter ended June 30, 2017, compared to 36.5 percent for the similar period in 2016. The lower provision for income taxes in 2017 primarily reflects lower pre-tax income of $2.7 million. The lower effective tax rate in the three months ended June 30, 2017 is due to the absence of an unfavorable state examination adjustment in 2016.

Comparison of Results of Operations for the Six Months Ended June 30, 2017 and 2016

(In thousands)

	Six Months Ended June 30,		Increase/	% of Net Sales
	2017	2016	(Decrease)	2017	2016

Paper and packaging	$1,156,439	$1,089,604	$66,835	72.8%	71.5%
Distribution	478,999	470,515	8,484	30.2%	30.9%
Intersegment Eliminations	(46,878)	(36,993)	(9,885)	(3.0)%	(2.4)%
Net sales	$1,588,560	$1,523,126	$65,434	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,153,413	1,102,108	51,305	72.6%	72.4%
Depreciation and amortization	91,402	90,574	828	5.8%	5.9%
Freight and distribution expenses	148,628	136,037	12,591	9.3%	8.9%
Selling, general, and administrative expenses	133,798	116,294	17,504	8.4%	7.6%
Operating income	$61,319	$78,113	$(16,794)	3.9%	5.2%
Foreign exchange loss	(1,086)	975	(2,061)	(0.1)%	0.1%
Equity method investments income	(706)	—	(706)	—%	—%
Interest expense, net	23,041	19,817	3,224	1.5%	1.3%
Income before provision for income taxes	40,070	57,321	(17,251)	2.5%	3.8%
Provision for income taxes	14,302	20,425	(6,123)	0.9%	1.3%
Net income	$25,768	$36,896	$(11,128)	1.622%	2.5%

Paper and Packaging segment net sales increased by $66.8 million to $1,156.4 million for the six months ended June 30, 2017 due to $40.3 million of higher prices and a more favorable product mix, $16.0 million of higher sales volume and $9.9 million of increased intersegment sales to the Distribution segment.  Average mill selling price per ton for the six months ended June 30, 2017 was $654 compared to $624 for the prior year’s period, reflecting higher containerboard prices and a more favorable product mix.

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

Distribution segment net sales increased $8.5 million to $479.0 million for the six months ended June 30, 2017 compared to 2016, due to higher prices related to the pass thru of higher containerboard cost, partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2017	2016	(Decrease)%		2017	2016	(Decrease)%
Containerboard / Corrugated products	$772,996	$697,583	$75,413	10.8%	910,119	880,692	29,427	3.3%
Specialty paper	339,219	348,647	(9,428)	(2.7)%	487,811	515,237	(27,426)	(5.3)%
Other	44,224	43,374	850	2.0%	—	—	—	—%
Product sold	$1,156,439	$1,089,604	$66,835	6.1%	1,397,930	1,395,929	2,001	0.1%

Tons of product sold for the Paper and Packaging segment for the six months ended June 30, 2017 was 1,397,930 tons compared to 1,395,929 tons for the six months ended June 30, 2016, an increase of 2,001 tons, or 0.1 percent, as follows:

•                  Shipments of Containerboard / Corrugated products increased by 29,427 tons, primarily due to higher domestic containerboard shipments of 54,594 tons and higher corrugated products sales volume of 25,684 tons.  These increases were partially offset by the decrease in export shipments of 50,851 tons.  Shipments to Victory in the first six months of 2017 were 51,949 tons compared to 43,895 for the first six months of 2016.

•                  Specialty paper decrease in tons sold was primarily due to lower kraft paper shipments of 18,836 tons and lower pulp shipments of 13,041 tons.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2017 was $1,153.4 million compared to $1,102.1 million for the six months of 2016, an increase of $51.3 million, or 4.7 percent.  The increase in cost of sales was mainly due to $22.4 million of higher OCC costs, $15.2 million of higher manufacturing costs, $5.0 million for the North Charleston paper mill union ratification costs, $4.0 million for the North Charleston mill unplanned boiler outage, $2.0 million for a Longview paper mill hazardous piping inspection settlement, $1.9 million due to the restoration of certain employee benefits and $0.9 million of higher management incentives.  Planned maintenance outage costs of approximately $23.8 million and $25.6 million are included in cost of sales for the six months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization expense for the six months ended June 30, 2017 totaled $91.4 million compared to $90.6 million for the six months ended June 30, 2016.  The increase of $0.8 million was primarily due to $3.3 million higher depreciation expense due to higher capital spending, partially offset by $2.5 million of lower amortization expense.

Freight and distribution expenses for the six months ended June 30, 2017 totaled $148.6 million compared to $136.0 million for the six months ended June 30, 2016. The increase of $12.6 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the six months ended June 30, 2017 totaled $133.8 million compared to $116.3 million for the six months ended June 30, 2016. The increase of $17.5 million, or 15.0 percent, was primarily due to $3.3 million of higher management incentives, $3.0 million due to the restoration of certain employee benefits, a $4.7 million increase in stock compensation expense, a $1.9 million increase in compensation and benefit expenses, $1.9 million related to strategic investments, a $0.5 million increase for the fair value of a contingent consideration liability and $0.4 million of API acquisition related expenses.  For the six months ended June 30, 2017, selling, general and administrative expenses as a percentage of net sales increased to 8.4 percent from 7.6 percent in the six months ended June 30, 2016.

Net interest expense for the six months ended June 30, 2017 and 2016 was $23.0 million and $19.8 million, respectively. Interest expense was $3.2 million higher in the quarter ended June 30, 2017, due to higher interest rates and debt levels.

Provision for income taxes for the six months ended June 30, 2017 and 2016 was $14.3 million and $20.4 million, respectively, reflecting an effective income tax rate of 35.7 percent for the six months ended June 30, 2017, compared to 35.6 percent for the similar period in 2016. The lower provision for income taxes in 2017 primarily reflects lower pre-tax income of $17.2 million.  The six months’ tax rate in 2017 reflects $0.5 million in tax expense from the Company’s adoption of ASU 2016-09 which requires the tax impact of elements of stock compensation to be recorded in the provision for income taxes. The six months’ tax rate in 2016 included $0.7 million for an unfavorable state examination adjustment.

Liquidity and Capital Resources

Credit Facility

The Company had $462.5 million available to borrow under the Revolver at June 30, 2017.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Effective July 2017, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment modified the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on September 30 to 4.50 to 1.00 and December 31, 2017 to 4.50 to 1.00 and March 31, 2018 to 4.25 to 1.00, and modified certain terms used in the calculation of the financial covenants in a manner favorable to the Company.

Receivables Credit Facility

Effective as of June 1, 2017, the Company entered into Amendment No. 3 to the Receivables Purchase Agreement amending its Receivables Purchase Agreement dated as of September 26, 2014, which is part of an accounts receivable securitization program of the Company and certain of its subsidiaries.  The Amendment included the following changes to the Receivable Purchase Agreement:

•                  the aggregate commitment of the Purchasers under the Receivables Purchase Agreement was increased from $275.0 million to $325.0 million

•                  the Facility Termination Date was extended from June 6, 2017 to June 1, 2018 and

•                  certain definitions used to determine the maximum amount that may be outstanding under the Securitization Program were added or modified, as applicable, in a manner favorable to the Company.

On February 21, 2017, the Company entered into Amendment No. 3 to the Receivables Sale Agreement amending its Receivables Sale Agreement dated as of September 26, 2014, which is part of the Securitization Program. All accounts receivable purchased from API and all accounts receivable generated from facilities acquired from API that are not paid to an eligible bank account are designated as “Excluded Receivables”.

As of June 30, 2017, the Company had $298.0 million of outstanding borrowings under its $325.0 million Receivables Credit Facility with an interest rate of 1.97 percent.

Debt Covenants

As of June 30, 2017, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On June 30, 2017, the maximum permitted leverage ratio was 4.50 to 1.00. On June 30, 2017, the Company was in compliance with a leverage ratio of 4.17 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended June 30, 2017, the interest coverage ratio was required to be at least 3.00 to 1.00. On June 30, 2017, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 9.81 to 1.00.

As of June 30, 2017, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2017, is projected to be 34.3 percent.  The Company’s cash tax rate for 2017 is projected to be 28.0 percent.

Sources and Uses of Cash

Six months ended June 30 ($ in thousands)	2017	2016	Incr / (Dcr)
Operating activities	$49,497	$89,625	$(40,128)
Investing activities	(107,278)	(70,292)	(36,986)
Financing activities	35,852	(18,264)	54,116
Total change in cash and cash equivalents	$(21,929)	$1,069	$(22,998)

Cash and cash equivalents decreased by $21.9 million from December 31, 2016, reflecting $49.5 million provided by operating activities, $107.3 million used in investing activities and $35.9 million provided by financing activities in the first six months of 2017.

Net cash provided by operating activities was $49.5 million, comprised of net income for the first six months of $25.8 million and non-cash charges of $108.7 million.  Changes in operating assets and liabilities used $85.0 million of cash. Net cash provided by operating activities decreased by $40.1 million in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to a $35.9 million increase in cash used for working capital and $11.1 million of lower net income, partially offset by higher non-cash charges of $6.9 million.  The increase in cash used for working capital in the six months ended June 30, 2017 compared to 2016 is primarily due to higher trade receivables, higher inventory levels and the timing of income tax payments, partially offset by higher accounts payable.

Net cash used in investing activities was $107.3 million and includes $73.8 million for capital expenditures and $33.5 million for the API acquisition.  Net cash used in investing activities increased by $37.0 million in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to the API acquisition and higher capital spending in 2017.

Net cash provided by financing activities was $35.9 million and reflects $28.8 million of net borrowings under the Receivables Credit Facility, $22.0 million of net short-term borrowings from the Revolver and $4.2 million of other current borrowings.  This net increase in borrowings was partially offset by $19.3 million of quarterly dividend payments.  Net cash provided by financing activities increased by $54.1 million in the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to higher net borrowings in 2017.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2017 cash needs.  The cash needs consist of approximately $20.0 million for the payment of cash dividends, if and when declared by our board of directors, and any additional working capital needs.  Capital expenditures for the full year 2017 are estimated to be $136.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of June 30, 2017, the Company had $22.0 million of borrowings under the Revolver and $462.5 million of remaining Revolver availability, net of outstanding letters of credit.

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

Under our Credit Agreement, at June 30, 2017, our Credit Facility consisted of two term loans totaling approximately $1.2 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At June 30, 2017 the weighted average interest rate of the term loans was 3.0 percent.

Under our Receivables Credit Facility, at June 30, 2017, we had $298.0 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At June 30, 2017 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.97 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $15.5 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

We are exposed to price fluctuations of certain commodities used in production and distribution. Key materials and energy used in the production process include roundwood and woodchips, OCC, containerboard, electricity, coal, natural gas and caustic soda. Diesel fuel prices have a direct impact on our Distribution segment. We generally purchase these commodities in each of our segments at market prices and do not use forward contracts or other financial instruments to hedge our exposure to price risk related to these commodities. We have one contract to purchase coal at fixed prices through December 31, 2017 and contracts to purchase natural gas at fixed prices through December 2020.

We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2017. No such contracts were outstanding at June 30, 2017.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See “Legal Claims” under Note 12, Commitments and Contingencies. There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2016.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2016.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

In July 2017, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment modified the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on September 30 and December 31, 2017 and March 31, 2018, and it modified certain terms used in the calculation of the financial covenants in a manner favorable to the Company.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description

10.21

Amendment No. 3 to Receivables Purchase Agreement, dated as of June 2, 2017, but effective as of June 1, 2017, by and among KapStone Paper and Packaging Corporation, as the Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 5, 2017.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

July 26, 2017	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)