Form 10-Q
period 2017-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2017-10-25
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐  No ☒

There were 96,956,618 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 19, 2017.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,294	$29,385
Trade accounts receivable (Includes $444,516 at September 30, 2017, and $368,922 at December 31, 2016, associated with the receivables credit facility)	468,630	392,962
Other receivables	15,625	13,562
Inventories	333,606	322,664
Prepaid expenses and other current assets	14,810	10,247
Total current assets	843,965	768,820
Plant, property and equipment, net	1,472,369	1,441,557
Other assets	25,113	25,468
Intangible assets, net	305,219	314,413
Goodwill	720,611	705,617
Total assets	$3,367,277	$3,255,875
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,500	$—
Other current borrowings	2,084	—
Capital lease obligation	29	—
Dividend payable	10,215	10,052
Accounts payable	220,147	189,350
Accrued expenses	101,531	76,480
Accrued compensation costs	60,597	48,840
Accrued income taxes	9,983	15,971
Total current liabilities	407,086	340,693
Other liabilities:
Long-term debt (Includes $317,846 at September 30, 2017, and $269,273 at December 31, 2016, associated with the receivables credit facility)	1,461,595	1,485,323
Long-term financing obligations	85,840	—
Capital lease obligation	4,603	—
Pension and postretirement benefits	29,746	34,207
Deferred income taxes	400,254	405,561
Other liabilities	32,148	85,761
Total other liabilities	2,014,186	2,010,852
Stockholders’ equity:
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 96,956,618 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2017 and 96,639,920 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2016	10	10
Additional paid-in-capital	288,788	275,970
Retained earnings	716,139	689,668
Accumulated other comprehensive loss	(58,932)	(61,318)
Total stockholders’ equity	946,005	904,330
Total liabilities and stockholders’ equity	$3,367,277	$3,255,875

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$868,418	$776,636	$2,456,978	$2,299,762
Cost of sales, excluding depreciation and amortization	621,401	548,811	1,774,814	1,650,919
Depreciation and amortization	47,462	44,954	138,864	135,528
Freight and distribution expenses	77,043	71,750	225,671	207,787
Selling, general, and administrative expenses	62,767	56,113	196,565	172,407
Operating income	59,745	55,008	121,064	133,121
Foreign exchange (gain) / loss	(415)	543	(1,501)	1,518
Loss on debt extinguishment	631	679	631	679
Equity method investments (income) / loss	(671)	—	(1,377)	—
Interest expense, net	15,164	10,148	38,205	29,965
Income before provision for income taxes	45,036	43,638	85,106	100,959
Provision for income taxes	15,010	12,620	29,312	33,045
Net income	$30,026	$31,018	$55,794	$67,914
Other comprehensive income
Foreign currency translation adjustment	(74)	—	830	—
Pension and postretirement plan reclassification adjustments, net of tax:
Accretion of prior service costs	(117)	(104)	(351)	(312)
Amortization of net loss	635	620	1,907	1,861
Other comprehensive income, net of tax	444	516	2,386	1,549
Total comprehensive income	$30,470	$31,534	$58,180	$69,463

Weighted average number of shares outstanding:
Basic	96,931,315	96,581,703	96,811,060	96,499,771
Diluted	98,707,395	97,888,469	98,521,491	97,639,370
Net income per share:
Basic	$0.31	$0.32	$0.58	$0.70
Diluted	$0.30	$0.32	$0.57	$0.70
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$55,794	$67,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	115,710	110,143
Amortization of intangible assets	23,154	25,385
Stock-based compensation expense	12,676	7,188
Pension and postretirement	(1,971)	(1,588)
Excess tax benefit from stock-based compensation	—	150
Amortization of debt issuance costs	3,557	3,625
Loss on debt extinguishment	631	679
Loss on disposal of assets	3,785	3,156
Deferred income taxes	(6,240)	220
Change in fair value of contingent consideration liability	(340)	4,579
Equity method investments income, net of cash received	473	—
Plant closure costs	8,043	—
Provision for bad debt expense	2,926	—
Changes in assets and liabilities:
Trade accounts receivable, net	(76,110)	(23,010)
Other receivables	(1,510)	1,949
Inventories	(11,177)	(11,086)
Prepaid expenses and other current assets	(4,535)	14,399
Other assets	(671)	(995)
Accounts payable	24,443	16,926
Accrued expenses and other liabilities	18,824	(650)
Accrued compensation costs	14,445	(15,524)
Accrued income taxes	(5,988)	8,927
Net cash provided by operating activities	175,919	212,387

Investing activities
Capital expenditures	(108,012)	(99,246)
Purchase of intangible assets	—	(2,025)
Acquisition, net of cash acquired	(33,500)	(15,438)
Proceeds from the sale of assets	—	4,881
Equity method investments	—	(11,750)
Net cash used in investing activities	(141,512)	(123,578)

Financing activities
Proceeds from revolving credit facility	347,500	353,200
Repayments on revolving credit facility	(345,000)	(348,100)
Proceeds from receivables credit facility	75,248	36,556
Repayments on receivables credit facility	(26,676)	(32,667)
Repayments on long-term debt	(75,000)	(64,687)
Repayments on long-term financing obligations	(263)	—
Payment of loan amendment fees	(1,488)	(2,250)
Proceeds from other current borrowings	6,214	—
Repayments on other current borrowings	(4,130)	—
Repayments on capital lease	(19)	—
Cash dividends paid	(29,026)	(29,001)
Payment of withholding taxes on vested stock awards	(1,871)	(841)
Proceeds from exercises of stock options	1,041	788
Proceeds from shares issued to ESPP	972	971
Excess tax (deficiency) from stock-based compensation	—	(150)
Net cash used in financing activities	(52,498)	(86,181)

Net increase (decrease) in cash and cash equivalents	(18,091)	2,628
Cash and cash equivalents-beginning of period	29,385	6,821
Cash and cash equivalents-end of period	$11,294	$9,449

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment, through Victory Packaging, L.P. (“Victory”), a North American distributor of packaging materials, with more than 60 distribution centers located in the United States, Mexico and Canada, provides packaging materials and related products to a wide variety of customers.  For more information about our segments, see Note 14, Segment Information.

2.                                      Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2016-09 was adopted prospectively during the interim period ended March 31, 2017.  The adoption of this ASU decreased the Company’s provision for incomes taxes by $0.1 million for the three months ended September 30, 2017 and increased the Company’s provision for income taxes by $0.4 million for the nine months September 30, 2017.  The Company has elected to continue recognizing estimated forfeitures over the vesting term of the awards.

New Accounting Pronouncements

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

We have completed the diagnostic phase of evaluating the overall impact of ASU 2014-09 as it relates to significant contracts and are currently evaluating non-significant contracts that may impact the Company’s financial position or results of operations in the aggregate.  The Company has determined that it will adopt this standard utilizing the modified retrospective method, which will result in the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.

Our implementation team consisting of senior leadership from finance, legal, sales and operations continues to report its progress to management and to the audit committee of our board of directors on a periodic basis.  This team has continued to understand the impact of the standard on our revenue contracts and is reviewing existing accounting practices to identify necessary changes to policies and procedures that will result from the application of the new standard.  We have completed the significant contract review phase of the assessment and are assessing updates to our systems and control environment to support additional disclosures under the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840), while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While the new standard maintains similar accounting for lessors as under ASC 840, the new standard reflects updates to, among other things, align with certain changes to the lessee model. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for all entities. The Company does have a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position and disclosures upon the adoption of ASU 2016-02. The Company will provide additional disclosure as the implementation progresses.

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

3.                                      API Acquisition

On February 1, 2017, the Company acquired the assets of Associated Packaging, Inc. and Fast Pak, LLC (together, “API”) with operations located in Greer, South Carolina for $33.5 million. The acquisition was funded from borrowings on the Company’s revolving credit facility (“Revolver”). API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the automotive and consumer products industries. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $14.0 million has been allocated to intangible assets, $2.8 million to plant, property and equipment, $1.7 million to net working capital and $15.0 million to goodwill (which is deductible for tax purposes).  The purchase price allocation is final.

Transaction fees and expenses for the API acquisition related to due diligence, advisory and legal services have been expensed as incurred.  These expenses were $0.4 million for the three and nine month periods ended September 30, 2017, respectively, and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

This acquisition further strengthens the Company’s goal of increasing mill integration.

Operating results of the acquisition since February 1, 2017 are included in the Company’s Paper and Packaging segment.  The Company’s consolidated statement of comprehensive income for the nine months ended September 30, 2017 includes $17.3 million of net sales and $1.0 million of operating income from this acquired business.

In conjunction with the API acquisition, the Company signed a 25-year lease agreement with a total commitment of approximately $14.7 million.  The Company estimated the fair value of the lease to be $4.7 million based on an assessment of the market values of comparable properties.  The lease was capitalized as a long-term building asset and long-term liability as the present value of the payments is more than 90 percent of the fair value of the property.  Amortization of the asset under this capital lease obligation is included in depreciation expense.

4.                                      Plant Closure

On August 1, 2017, the Company approved and announced the closing of its Paper and Packaging segment box plant located in Oakland, California.  All operating activities ceased at this location in October 2017.  As of September 30, 2017, the Company recorded charges of $6.0 million for impaired property, plant and equipment, $1.1 million for inventory and $0.9 million for severance associated with the plant closure.

5.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended September 30, 2017 and 2016 totaled $13.0 million and $3.8 million, respectively, and are included in cost of sales.  The $9.2 million increase in planned maintenance outage costs for the quarter is primarily due to planned outages at the Company’s North Charleston, South Carolina (“Charleston”) paper mill.

Planned maintenance outage costs for the nine months ended September 30, 2017 and 2016 totaled $36.8 million and $29.4 million, respectively, and are included in cost of sales.  The $7.4 million increase in planned maintenance outage costs is primarily due to planned outages at the Company’s Charleston paper mill.

6.                                      Inventories

Inventories consist of the following at September 30, 2017 and December 31, 2016, respectively:

	(unaudited)
	September 30,	December 31,
	2017	2016
Raw materials	$80,819	$79,377
Work in process	5,516	6,371
Finished goods	155,327	151,497
Replacement parts and supplies	92,964	85,857
Inventory at FIFO costs	334,626	323,102
LIFO inventory reserves	(1,020)	(438)
Inventories	$333,606	$322,664

7.                                      Short-term Borrowings and Long-term Debt

Short-term Borrowings

As of September 30, 2017, the Company had $2.5 million of short-term borrowings outstanding under the Revolver, with a weighted average interest rate of 5.25 percent.

As of September 30, 2017, the Company has available borrowing capacity of $483.4 million under the Revolver.

Other Borrowing

In January 2017, the Company entered into a short-term financing agreement of $6.2 million at an annual interest rate of 2.4 percent for its annual property insurance premiums.  The agreement requires the Company to pay three payments through the term of the financing agreement ending on December 31, 2017.  As of September 30, 2017, there was $2.1 million outstanding under the current agreement.

Long-term Debt

Long-term debt consists of the following at September 30, 2017 and December 31, 2016, respectively:

	(unaudited)
	September 30,	December 31,
	2017	2016
Term loan A-1 under Credit Agreement with interest payable monthly at LIBOR of 1.23% plus 2.00% at September 30, 2017	$706,437	$775,500
Term loan A-2 under Credit Agreement with interest payable monthly at LIBOR of 1.23% plus 2.125% at September 30, 2017	452,438	458,375
Receivable Credit Facility with interest payable monthly at LIBOR of 1.23% plus 0.75% at September 30, 2017	317,846	269,273
Total long-term debt	1,476,721	1,503,148
Less unamortized debt issuance costs	(15,126)	(17,825)
Long-term debt, net of debt issuance costs	$1,461,595	$1,485,323

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

In July 2017, the Company entered into the Third Amendment (“Third Amendment”) to the Credit Agreement. The Third Amendment modified the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on September 30, 2017, December 31, 2017 and March 31, 2018, and modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company.

The Company paid approximately $1.3 million of loan amendment fees associated with the Third Amendment, which are being amortized over the remaining term of the Credit Agreement using the effective interest method.

In September 2017, the Company made a voluntary prepayment on its term loans under the Credit Facility of $75.0 million and as a result, $0.6 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Receivables Credit Facility

Effective as of June 1, 2017, the Company entered into Amendment No. 3 to the Receivables Purchase Agreement (the “Amendment”) amending its Receivables Purchase Agreement dated as of September 26, 2014 (as amended from time to time, the “Receivables Purchase Agreement”), which is part of an accounts receivable securitization program (the “Securitization Program”) of the Company and certain of its subsidiaries.  The Amendment included the following changes to the Receivables Purchase Agreement:

•                  the aggregate commitment of the Purchasers (as defined in the Receivables Purchase Agreement) under the Receivables Purchase Agreement was increased from $275.0 million to $325.0 million;

•                  the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) was extended from June 6, 2017 to June 1, 2018; and

•                  certain definitions used to determine the maximum amount that may be outstanding under the Securitization Program were added or modified, as applicable, in a manner favorable to the Company.

The Company paid approximately $0.2 million of loan amendment fees associated with this Amendment, which are being amortized over the remaining term using the effective interest method.

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

Under our Securitization Program, the Company and its subsidiaries that participate in the Securitization Program (the “Originators”) sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of September 30, 2017, $444.5 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a group of financial institutions under a one-year $325 million facility (the “Receivables Credit Facility”) for proceeds of $317.8 million. The assets of KAR are not available to the Company until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of September 30, 2017, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of September 30, 2017, the fair value of the Company’s debt approximates the carrying value of $1.5 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 3.0 percent and 2.15 percent for the nine months ended September 30, 2017 and 2016, respectively.

8.                                      Long-term Financing Obligations

In 2015, the Company signed non-cancellable contracts with a third party to construct facilities to produce wood chips for the use at the Company’s Charleston and Roanoke Rapids paper mills for twenty years, with an annual purchase obligation of approximately $12.5 million.  The Company has evaluated these agreements and concluded that they represent in-substance leases under ASC 840, Leases.  In accordance with the special provisions discussed in ASC 840-40-55-15, language within the contracts result in the Company assuming a certain level of construction risk, and as such, we are considered the accounting owner of the assets during the construction period, even though these facilities are being constructed and financed entirely by the third party.  Accordingly, as the third-party incurs the construction project costs, the assets and corresponding financial obligation are recorded in plant, property and equipment, net and other liabilities in the Company’s consolidated balance sheets.

Upon completion of each project, the Company evaluates if the in-substance leases meet certain ‘sale-leaseback’ criteria under ASC 840.  If the contract does not meet such requirements, which is the expectation for each of these contracts, the amount recognized during the construction phase will be recorded as a financing liability.  Payments under the contract will then be allocated between a reduction of the lease obligation and interest expense, utilizing an imputed interest rate in accordance with ASC 840.

In June 2017, the Roanoke Rapids paper mill completed Phase I of this project and did not meet the ‘sale-leaseback’ criteria.  As such, $43.7 million is now reflected as a long-term financing obligation.

In September 2017, the Charleston paper mill completed this project and did not meet the ‘sale-leaseback’ criteria.  As such, $42.4 million is now reflected as a long-term financing obligation.

The Company incurred $1.5 million and $1.8 million of implicit interest expense on these long-term financing obligations for three and nine month periods ending September 30, 2017, respectively.

9.                                      Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2017 was 33.3 percent and 34.4 percent, respectively, compared to 28.9 percent and 32.7 percent for the three and nine months ended September 30, 2016.  The higher effective income tax rate in the three months ended September 30, 2017 is due to the state of Illinois enacting legislation increasing the corporate income tax rate as of July 1, 2017.  Accordingly the Company re-measured its deferred tax liabilities and recorded a charge of $0.5 million.

Cash taxes paid, net of refunds for the three and nine months ended September 30, 2017 were $12.8 million and $40.3 million, respectively, compared to $6.6 million and $5.8 million for the three and nine months ended September 30, 2016, respectively.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2014, 2015 and 2016. The Company has open tax years for state and foreign income tax filings generally starting in 2013.

10.                               Net Income per Share

The Company’s basic and diluted net income per share for the three and nine months ended September 30, 2017 and 2016 is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$30,026	$31,018	$55,794	$67,914
Weighted-average number of common shares for basic net income per share	96,931,315	96,581,703	96,811,060	96,499,771
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,279,371	942,090	1,253,819	840,281
Unvested restricted stock awards	496,709	364,676	456,612	299,318

Weighted-average number of shares for diluted net income per share	98,707,395	97,888,469	98,521,491	97,639,370

Net income per share - basic	$0.31	$0.32	$0.58	$0.70
Net income per share - diluted	$0.30	$0.32	$0.57	$0.70

A total of 1,604,202 and 1,105,420 weighted average unexercised stock options were outstanding for the three month periods ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

A total of 1,620,967 and 1,809,906 weighted average unexercised stock options were outstanding for the nine month periods ended September 30, 2017 and 2016, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

11.                               Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension cost (benefit) recognized for the three and nine months ended September 30, 2017 and 2016 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost for benefits earned during the period	$1,077	$1,125	3,231	$3,374
Interest cost on projected benefit obligations	6,567	7,079	19,701	21,236
Expected return on plan assets	(9,031)	(9,340)	(27,094)	(28,020)
Amortization of net loss	1,197	1,157	3,591	3,471
Amortization of prior service cost	4	24	12	72
Net pension cost (benefit)	$(186)	$45	$(559)	$133

The Company currently does not anticipate making any Pension Plan contributions in 2017. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary employees of its subsidiary Longview Fibre Paper and Packaging, Inc. (“Longview”) and their dependents.  The Company makes contributions to its postretirement plan as claims are submitted.

In March 2017, the union employees at the Charleston paper mill ratified new collective bargaining agreements which changed the defined pension benefit plan to a defined contribution plan for certain employees.  The overall impact on the Company’s Pension Plan is deemed immaterial.

In July 2017, the union employees at the Roanoke Rapids paper mill ratified a new 4 year collective bargaining agreement which puts in place a high deductible health care plan beginning January 1, 2018, and changes the defined pension benefit plan to a defined contribution plan for certain employees.  The overall impact on the Company’s Pension Plan is deemed immaterial.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended September 30, 2017 and 2016, the Company recognized expense of $6.4 million and $2.5 million, respectively, for matching contributions.  For the nine months ended September 30, 2017 and 2016, the Company recognized expense of $18.6 million and $8.5 million, respectively, for matching contributions.

In 2017, the Company restored matching contributions to its Contribution Plans for certain employees that were previously suspended during 2016.  As a result, contributions were $3.9 million higher in the quarter ended September 30, 2017, and $10.1 million higher for the nine months ended September 30, 2017, compared to the same periods in 2016.

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

12.                               Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock option compensation expense	$1,304	$928	$4,991	$3,669
Restricted stock unit compensation expense	1,346	898	7,685	3,519
Total stock-based compensation expense	$2,650	$1,826	$12,676	$7,188

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of September 30, 2017 and December 31, 2016 is as follows:

	(unaudited)
	September 30,	December 31,
	2017	2016
Unrecognized stock option compensation expense	$5,839	$3,849
Unrecognized restricted stock unit compensation expense	7,052	4,899
Total unrecognized stock-based compensation expense	$12,891	$8,748

As of September 30, 2017, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.1 years and 2.0 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2017	4,293,081	$14.61
Granted	972,414	22.21
Exercised	(107,340)	12.07
Lapsed (forfeited or cancelled)	(137,993)	22.38
Outstanding at September 30, 2017	5,020,162	$15.94
Exercisable at September 30, 2017	2,642,130	$13.40	4.2	$27,350

For the three and nine months ended September 30, 2017, cash proceeds from the exercise of stock options totaled $0.1 million and $1.0 million, respectively.  For the three and nine months ended September 30, 2016, cash proceeds from the exercise of stock options totaled $0.4 million and $0.8 million, respectively.

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

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2017	691,720	$20.93
Granted	474,299	22.43
Vested	(258,013)	26.44
Forfeited	(39,715)	20.50
Outstanding at September 30, 2017	868,291	$20.15

13.                               Commitments and Contingencies

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

The Company’s subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3 percent) for the selected remedy are $342 million, although many uncertainties remain that could result in increased remedial costs. This estimate does not include actual costs already incurred to date for remedial investigation and feasibility studies or potential natural resource damage claims.  Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2019. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site.

In October 2016, the Company received a Notice of Alleged Violation from the South Carolina Department of Health and Environmental Control (“DHEC”) in which DHEC made several allegations related to air regulatory requirements. Several of the allegations related to recordkeeping/reporting, monitoring or paperwork requirements which did not implicate actual emissions (and which have been corrected); however, three of the allegations related to periodic compliance monitoring of particulates from operating equipment sources that are considered to be serious under DHEC guidelines. To the Company’s knowledge, no emissions from the monitoring resulted in any impact to the environment or human health, and no annual limits were exceeded because this allegation involved spare equipment that is operated only a limited number of days each year. Discussions with DHEC regarding the alleged violations are ongoing, and the resolution of the matters raised in this notice is uncertain at this time. However, no capital expenditure is required and all repairs and corrective actions have been performed resulting in full compliance as of March 31, 2017; thus the Company currently does not expect that the result of those discussions will be material to the results of operations, cash flows or financial condition.

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

There have been no material changes in any of our legal proceedings for the nine months ended September 30, 2017.

Contingent Consideration

The Company’s contingent consideration obligation relates to the acquisition of Victory on June 1, 2015 and is considered a Level 3 liability. The fair value of the obligation as of September 30, 2017 and

December 31, 2016 was $14.6 million and $14.9 million, respectively. The fair value of the contingent consideration is estimated based on the probability of reaching the performance measures through November 30, 2017. The probability is estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to the Victory acquisition. The discount rate is determined by applying a risk premium to a risk-free interest rate. The total potential payout under this obligation is $25.0 million with an estimated payout between $14 million and $17 million.  The Company expects to settle this obligation in the first quarter of 2018.

14.                               Segment Information

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

Each segment’s profits and losses are measured on operating profits before income from equity investments, foreign exchange (gain) / loss, loss on debt extinguishment, net interest expense and income taxes.

	Net Sales			Operating Income	Depreciation and	Capital	Total
Three Months Ended September 30, 2017	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$404,492	$21,234	$425,726
Specialty paper	190,207	—	190,207
Other	22,556	—	22,556
Paper and Packaging	$617,255	$21,234	$638,489	$63,434	$39,727	$32,154	$2,647,034
Distribution	251,163	—	251,163	5,776	5,864	118	684,740
Corporate	—	—	—	(9,465)	1,871	1,962	35,503
Intersegment eliminations	—	(21,234)	(21,234)	—	—	—	—
	$868,418	$—	$868,418	$59,745	$47,462	$34,234	$3,367,277

	Net Sales			Operating Income	Depreciation and	Capital	Total
Three Months Ended September 30, 2016	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures	Assets
Paper and Packaging:
Containerboard / Corrugated products	$342,386	$18,674	$361,060
Specialty paper	169,331	—	169,331
Other	21,845	—	21,845
Paper and Packaging	$533,562	$18,674	$552,236	$57,731	$37,491	$24,900	$2,526,342
Distribution	243,074	—	243,074	8,230	5,795	936	676,350
Corporate	—	—	—	(10,953)	1,668	1,037	41,376
Intersegment eliminations	—	(18,674)	(18,674)	—	—	—	—
	$776,636	$—	$776,636	$55,008	$44,954	$26,873	$3,244,068

	Net Sales			Operating Income	Depreciation and	Capital
Nine Months Ended September 30, 2017	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$1,130,610	$68,112	$1,198,722
Specialty paper	529,426	—	529,426
Other	66,780	—	66,780
Paper and Packaging	$1,726,816	$68,112	$1,794,928	$142,009	$115,325	$101,695
Distribution	730,162	—	730,162	19,158	17,814	1,861
Corporate	—	—	—	(40,103)	5,725	4,456
Intersegment eliminations	—	(68,112)	(68,112)	—	—	—
	$2,456,978	$—	$2,456,978	$121,064	$138,864	$108,012

	Net Sales			Operating Income	Depreciation and	Capital
Nine Months Ended September 30, 2016	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$1,002,995	$55,667	$1,058,662
Specialty paper	517,977	—	517,977
Other	65,201	—	65,201
Paper and Packaging	$1,586,173	$55,667	$1,641,840	$145,054	$112,790	$91,520
Distribution	713,589	—	713,589	21,947	17,158	3,934
Corporate	—	—	—	(33,880)	5,580	3,792
Intersegment eliminations	—	(55,667)	(55,667)	—	—	—
	$2,299,762	$—	$2,299,762	$133,121	$135,528	$99,246

15.                               Other Expenses

The following occurred during the quarter ended September 30, 2017, and are included in the Company’s Statement of Comprehensive Income:

•                  In July 2017, the union employees at the Roanoke Rapids paper mill ratified a new 4 year collective bargaining agreement covering 315 employees. The agreement puts in place a high deductible health care plan beginning January 1, 2018, and changes the defined pension benefit plan to a defined contribution plan for certain employees. The costs incurred to ratify this agreement were $0.9 million and is recorded in cost of sales for the quarter ended September 30, 2017.

•                  In August 2017, the Company recorded a $1.6 million bad debt charge as a result of a customer filing for bankruptcy in the Distribution segment.

•                  In August 2017, the Charleston and Longview paper mills had unplanned boiler downtime resulting in $4.1 million of total expenses and lost paper production of 9,065 tons.

•                  In September 2017, the Company ceased operations at the Clatskanie, Washington chipping facility.  Company owned equipment at the site was disposed of, resulting in a loss on disposal of $0.6 million.

•                  In September 2017, the Company recorded a $1.3 million loss on asset disposal in the Distribution segment.

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

Executive Summary

Industry and Business Conditions

Trade publications reported industry-wide corrugated products total shipments increased 0.9 percent during the third quarter of 2017, compared to the same quarter in 2016. Reported industry mill containerboard production increased 2.5 percent compared to the third quarter of 2016, and reported industry containerboard inventories as of September 30, 2017 were approximately 2,378.9 million tons, down 0.6 percent compared to the same period in 2016. Reported containerboard export shipments decreased 5.9 percent compared to the third quarter of 2016. Published containerboard prices increased in April 2017 by $50 per ton for linerboard and corrugating medium. In July and August 2017, trade publications reported a further increase of $10 per ton for each month for corrugating medium.

Results of Operations for the Quarter Ended September 30, 2017

Consolidated net sales for the quarter ended September 30, 2017 were $868.4 million compared to $776.6 million for the third quarter of 2016, an increase of $91.8 million, or 11.8 percent, primarily due to $70.3 million of higher prices and a more favorable product mix and $21.0 million of higher sales volumes.

Consolidated net income for the quarter ended September 30, 2017 was $30.0 million, or $0.30 per diluted share, compared with $31.0 million, or $0.32 per diluted share, for the same period in 2016.

Paper and Packaging segment operating income for the current quarter increased $5.7 million to $63.4 million, primarily due to higher prices and a more favorable price mix, partially offset by higher production costs due to inflation, maintenance and downtime.

Distribution Segment operating income for the current quarter  decreased $2.5 million, primarily due to a $1.6 million bad debt charge due to a customer bankruptcy and a $1.3 million loss on asset disposal, partially offset by lower incentive compensation and 401k match expense.

Corporate operating expenses decreased by $1.5 million to $9.5 million for the quarter ended September 30, 2017 compared to 2016, primarily due to a $5.4 million decrease in expense related to the fair value of the Victory contingent consideration liability as a result of lower earnings, partially offset by $2.6 million of higher management incentives and benefits, $0.8 million of professional fees and an $0.8 million increase in stock compensation expense.

Results of Operations for the Nine Months Ended September 30, 2017

Consolidated net sales for the nine months ended September 30, 2017 were $2,457.0 million compared to $2,299.8 million for the first nine months of 2016, an increase of $157.2 million, or 6.8 percent, primarily due to $120.1 million of higher prices and a more favorable product mix and $36.1 million of higher sales volumes.

Consolidated net income for the nine months ended September 30, 2017 was $55.8 million, or $0.57 per diluted share, compared with $67.9 million, or $0.70 per diluted share, for the same period in 2016.

Paper and Packaging segment operating income for the nine months ended September 30, 2017 decreased $3.0 million to $142.0 million, primarily due higher production costs due to inflation, maintenance and downtime, partially offset by higher prices and a more favorable product mix.

Distribution Segment operating income for the nine months ended September 30, 2017 decreased $2.8 million to $19.2 million, primarily due to higher bad debt charges due a customer bankruptcy, loss on asset disposal and inflation on rent, fuel and labor costs, partially offset by margin improvement from higher prices, lower incentive compensation and 401k match expense.

Corporate operating expenses increased by $6.2 million to $40.1 million for the nine months ended September 30, 2017 compared to 2016, primarily due a $5.5 million increase in stock compensation expense, $4.4 million of higher management incentives and benefits, $0.8 million professional fees and $0.4 million for

API acquisition expenses.  These increases in expense were partially offset by a $4.9 million decrease in expense related to the fair value of the Victory contingent consideration liability due to lower earnings.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

(In thousands)

	Three Months Ended September 30,		Increase/	% of Net Sales
	2017	2016	(Decrease)	2017	2016
Paper and packaging	$638,489	$552,236	$86,253	73.5%	71.1%
Distribution	251,163	243,074	8,089	28.9%	31.3%
Intersegment Eliminations	(21,234)	(18,674)	(2,560)	(2.4)%	(2.4)%
Net sales	$868,418	$776,636	$91,782	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	621,401	548,811	72,590	71.6%	70.7%
Depreciation and amortization	47,462	44,954	2,508	5.5%	5.8%
Freight and distribution expenses	77,043	71,750	5,293	8.9%	9.2%
Selling, general, and administrative expenses	62,767	56,113	6,654	7.2%	7.2%
Operating income	$59,745	$55,008	$4,737	6.9%	7.1%
Foreign exchange (gain) / loss	(415)	543	(958)	0.0%	0.1%
Loss on debt extinguishment	631	679	(48)	0.1%	0.1%
Equity method investments income	(671)	—	(671)	(0.1)%	—%
Interest expense, net	15,164	10,148	5,016	1.7%	1.3%
Income before provision for income taxes	45,036	43,638	1,398	5.2%	5.6%
Provision for income taxes	15,010	12,620	2,390	1.7%	1.6%
Net income	$30,026	$31,018	$(992)	3.5%	4.0%

Paper and Packaging segment net sales increased by $86.3 million to $638.5 million for the quarter ended September 30, 2017 due to $57.2 million of higher prices and a more favorable product mix, $25.8 million of higher sales volume and $2.6 million of increased intersegment sales to the Distribution segment.  Average mill selling price per ton for the quarter ended September 30, 2017 was $698 compared to $626 for the prior year’s quarter, reflecting higher containerboard prices and a more favorable product mix.

In September 2017, the Company announced a $50 per ton price increase for all North American extensible, multiwall, converting and specialty paper grades.

Distribution segment net sales increased by $8.1 million to $251.2 million for the quarter ended September 30, 2017 compared to 2016, due to higher prices related to the pass thru of higher containerboard costs, partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the quarter ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2017	2016	(Decrease)%		2017	2016	(Decrease)%
Containerboard / Corrugated products	$425,726	$361,060	$64,666	17.9%	475,121	450,924	24,197	5.4%
Specialty paper	190,207	169,331	20,876	12.3%	259,938	248,862	11,076	4.5%
Other	22,556	21,845	711	3.3%	—	—	—	—%
Product sold	$638,489	$552,236	$86,253	15.6%	735,059	699,786	35,273	5.0%

Tons of product sold for the Paper and Packaging segment for the quarter ended September 30, 2017 were 735,059 tons compared to 699,786 tons for the quarter ended September 30, 2016, an increase of 35,273 tons, or 5.0 percent, as follows:

•                  Shipments of Containerboard / Corrugated products increased by 24,197 tons, primarily due to higher domestic containerboard shipments of 26,362 tons.  These increases were partially offset by a decrease in corrugated product shipments of 1,724 tons.  Shipments to Victory in the quarter were 22,159 tons and were flat compared to the same period in 2016.

•                  Specialty paper increase in tons sold was primarily due to higher DuraSorb® shipments of 28,603 tons, partially offset by lower pulp shipments of 12,298 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2017 was $621.4 million compared to $548.8 million for the third quarter of 2016, an increase of $72.6 million, or 13.2 percent.  The increase in cost of sales was mainly due to $18.3 million due to higher sales volume, $14.2 million of other inflationary costs, $9.9 million of higher OCC costs, $9.2 million of higher planned maintenance outage costs, $9.0 million for the closure of the Oakland, California box plant, $4.1 million for the Company’s Charleston and Longview paper mills unplanned boiler downtime and $3.7 million of higher management incentives and employee benefits.  Planned maintenance outage costs of approximately $13.0 million and $3.8 million are included in cost of sales for the quarters ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2017 totaled $47.5 million compared to $45.0 million for the quarter ended September 30, 2016.  The increase of $2.5 million includes $1.5 million of accelerated depreciation expense.

Freight and distribution expenses for the quarter ended September 30, 2017 totaled $77.0 million compared to $71.8 million for the quarter ended September 30, 2016. The increase of $5.2 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the quarter ended September 30, 2017 totaled $62.8 million compared to $56.1 million for the quarter ended September 30, 2016. The increase of $6.7 million, or 11.9 percent, was primarily due to $7.7 million of higher management incentives and employee benefits, $1.9 million of higher Distribution segment operating costs, $1.2 million from strategic investments, $0.8 million increase in stock compensation expense, and $0.8 million of higher professional fees.  These increases were partially offset by a $5.4 million decrease in the fair value of the Victory contingent consideration expense due to lower earnings.  For the quarter ended September 30, 2017, selling, general and administrative expenses as a percentage of net sales was 7.2 percent or flat compared to the quarter ended September 30, 2016.

Foreign exchange (gain) / loss for the quarter ended September 30, 2017 totaled $(0.4) million compared to $0.5 million for the quarter ended September 30, 2016, primarily due to the weakening of the U.S. dollar compared to the euro.

Equity method investments (income) for the quarter ended September 30, 2017 totaled $(0.7) million due to the Company’s 2016 strategic investments.

Loss on debt extinguishment for the quarters ended September 30, 2017 and 2016 totaled $0.6 million and $0.7 million, respectively, due to repayments on the term loans under the Credit Facility.

Net interest expense for the quarters ended September 30, 2017 and 2016 was $15.2 million and $10.1 million, respectively. Interest expense was $5.1 million higher in the quarter ended September 30, 2017 due to $3.6 million related to higher interest rates and $1.5 million due to implicit interest on long-term financing obligations.

Provision for income taxes for the quarters ended September 30, 2017 and 2016 was $15.0 million and $12.6 million, respectively, reflecting an effective income tax rate of 33.3 percent for the quarter ended September 30, 2017, compared to 28.9 percent for the similar period in 2016. The higher effective tax rate in the three months ended September 30, 2017 is due to the state of Illinois enacting legislation increasing the corporate income tax rate as of July 1, 2017.  Accordingly the Company re-measured its deferred tax liabilities and recorded a charge of $0.5 million.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

(In thousands)

	Nine Months Ended September 30,		Increase/	% of Net Sales
	2017	2016	(Decrease)	2017	2016

Paper and packaging	$1,794,928	$1,641,840	$153,088	73.1%	71.4%
Distribution	730,162	713,589	16,573	29.7%	31.0%
Intersegment Eliminations	(68,112)	(55,667)	(12,445)	(2.8)%	(2.4)%
Net sales	$2,456,978	$2,299,762	$157,216	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,774,814	1,650,919	123,895	72.2%	71.8%
Depreciation and amortization	138,864	135,528	3,336	5.7%	5.9%
Freight and distribution expenses	225,671	207,787	17,884	9.2%	9.0%
Selling, general, and administrative expenses	196,565	172,407	24,158	8.0%	7.5%
Operating income	$121,064	$133,121	$(12,057)	4.9%	5.8%
Foreign exchange (gain) / loss	(1,501)	1,518	(3,019)	(0.1)%	0.1%
Loss on debt extinguishment	631	679	(48)	0.0%	—%
Equity method investments income	(1,377)	—	(1,377)	(0.1)%	—%
Interest expense, net	38,205	29,965	8,240	1.6%	1.3%
Income before provision for income taxes	85,106	100,959	(15,853)	3.5%	4.4%
Provision for income taxes	29,312	33,045	(3,733)	1.2%	1.4%
Net income	$55,794	$67,914	$(12,120)	2.3%	3.0%

Paper and Packaging segment net sales increased by $153.1 million to $1,794.9 million for the nine months ended September 30, 2017 due to $97.5 million of higher prices and a more favorable product mix, $41.8 million of higher sales volume and $12.5 million of increased intersegment sales to the Distribution segment.  Average mill selling price per ton for the nine months ended September 30, 2017 was $670 compared to $625 for the prior year’s period, reflecting higher containerboard prices and a more favorable product mix.

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

Distribution segment net sales increased $16.6 million to $730.2 million for the nine months ended September 30, 2017 compared to 2016, due to higher prices related to the pass thru of higher containerboard costs, partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2017	2016	(Decrease)%		2017	2016	(Decrease)%
Containerboard / Corrugated products	$1,198,722	$1,058,662	$140,060	13.2%	1,385,240	1,331,613	53,627	4.0%
Specialty paper	529,426	517,977	11,449	2.2%	747,749	764,099	(16,350)	(2.1)%
Other	66,780	65,201	1,579	2.4%	—	—	—	—%
Product sold	$1,794,928	$1,641,840	$153,088	9.3%	2,132,989	2,095,712	37,277	1.8%

Tons of product sold for the Paper and Packaging segment for the nine months ended September 30, 2017 were 2.1 million tons, an increase of 1.8 percent compared to 2016 due to:

•                  Shipments of Containerboard / Corrugated products increased by 53,627 tons, primarily due to higher domestic containerboard shipments of 80,956 tons and higher corrugated products sales volume of 23,962 tons.  These increases were partially offset by the decrease in export shipments of 51,290 tons.  Shipments to Victory in the first nine months of 2017 were 74,108 tons compared to 65,996 for the first nine months of 2016.

•                  Specialty paper decrease in tons sold was primarily due to lower pulp shipments of 25,339 tons and kraft paper shipments of 21,266 tons, partially offset by higher DuraSorb® shipments of 36,621 tons.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2017 was $1,774.8 million compared to $1,650.9 million for the nine months of 2016, an increase of $123.9 million, or 7.5 percent.  The increase in cost of sales was mainly due to $32.3 million of higher OCC costs,   $29.4 million of higher manufacturing costs, $18.3 million due to higher sales volume, $9.0 million for the closure of the Oakland, California box plant, $8.1 million for the Company’s Charleston and Longview paper mills unplanned boiler downtime, $7.4 million of higher planned maintenance outage costs, $6.5 million of higher management incentives and benefits, $5.9 million for union contract ratification costs, $4.2 million unfavorable productivity, and $2.0 million for a Longview paper mill hazardous piping inspection settlement.  Planned maintenance outage costs of approximately $36.8 million and $29.4 million are included in cost of sales for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2017 totaled $138.9 million compared to $135.5 million for the nine months ended September 30, 2016.  The increase of $3.4 million was primarily due to $5.6 million of higher depreciation expense including $3.0 million of accelerated depreciation, partially offset by $2.2 million of lower amortization expense.

Freight and distribution expenses for the nine months ended September 30, 2017 totaled $225.7 million compared to $207.8 million for the nine months ended September 30, 2016. The increase of $17.9 million was primarily due to a higher percentage of domestic container board shipments and higher operating costs.

Selling, general and administrative expenses for the nine months ended September 30, 2017 totaled $196.6 million compared to $172.4 million for the nine months ended September 30, 2016. The increase of $24.2 million, or 14.0 percent, was primarily due to $14.0 million of higher management incentives and benefits, a $5.5 million increase in stock compensation expense, $3.1 million related to strategic investments, $2.6 million of higher Distribution segment operating costs, $2.1 million increase in compensation and benefit expenses, $0.8 million of higher professional fees and $0.4 million of API acquisition related expenses.  These expenses were offset by a $4.9 million decrease in expense related to the decrease in fair value of the Victory contingent consideration liability. For the nine months ended September 30, 2017, selling, general and administrative expenses as a percentage of net sales increased to 8.0 percent from 7.5 percent in the nine months ended September 30, 2016.

Foreign exchange (gain) / loss for the nine months ended September 30, 2017 totaled $(1.5) million compared to $1.5 million for the nine months ended September 30, 2016, primarily due to the weakening of the U.S. dollar compared to the euro.

Equity method investments (income) for the nine months ended September 30, 2017 totaled $(1.4) million due to the Company’s 2016 strategic investments.

Loss on debt extinguishment for the nine months ended September 30, 2017 and 2016 totaled $0.6 million and $0.7 million, respectively, due to repayments on the term loans under the Credit Facility.

Net interest expense for the nine months ended September 30, 2017 and 2016 was $38.2 million and $30.0 million, respectively. Interest expense was $8.2 million higher for the nine months ended September 30, 2017, due to $6.4 million related to higher interest rates and $1.8 million due to implicit interest on long-term financing obligations.

Provision for income taxes for the nine months ended September 30, 2017 and 2016 was $29.3 million and $33.0 million, respectively, reflecting an effective income tax rate of 34.4 percent for the nine months ended September 30, 2017, compared to 32.7 percent for the similar period in 2016. The lower provision for income taxes in 2017 primarily reflects lower pre-tax income of $15.9 million.  The nine months’ tax rate in 2017 reflects $0.4 million in tax expense from the Company’s adoption of ASU 2016-09 which requires the tax impact of elements of stock compensation to be recorded in the provision for income taxes and the state of Illinois enacting legislation increasing the corporate income tax rate as of July 1, 2017. Accordingly the Company re-measured its deferred tax liabilities and recorded a charge of $0.5 million.

Liquidity and Capital Resources

Credit Facility

The Company had $483.4 million available to borrow under the Revolver at September 30, 2017.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Effective July 2017, the Company entered into the Third Amendment to the Credit Agreement. The Third Amendment modified the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on September 30, 2017 to 4.50 to 1.00, December 31, 2017 to 4.50 to 1.00 and March 31, 2018 to 4.25 to 1.00, and modified certain terms used in the calculation of the financial covenants in a manner favorable to the Company.

Receivables Credit Facility

Effective as of June 1, 2017, the Company entered into Amendment No. 3 to the Receivables Purchase Agreement amending its Receivables Purchase Agreement, which is part of the Company’s Securitization Program of the Company and certain of its subsidiaries.  The Amendment included the following changes to the Receivables Purchase Agreement:

•                  the aggregate commitment of the Purchasers (as defined in the Receivables Purchase Agreement) under the Receivables Purchase Agreement was increased from $275.0 million to $325.0 million;

•                  the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) was extended from June 6, 2017 to June 1, 2018; and

•                  certain definitions used to determine the maximum amount that may be outstanding under the Securitization Program were added or modified, as applicable, in a manner favorable to the Company.

On February 21, 2017, the Company entered into Amendment No. 3 to the Receivables Sale Agreement amending its Receivables Sale Agreement dated as of September 26, 2014, which is part of the Securitization Program. All accounts receivable purchased from API and all accounts receivable generated from facilities acquired from API that are not paid to an eligible bank account are designated as “Excluded Receivables.”

As of September 30, 2017, the Company had $317.8 million of outstanding borrowings under its $325.0 million Receivables Credit Facility with an interest rate of 1.98 percent.

Debt Covenants

As of September 30, 2017, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. As of September 30, 2017, the Company was in compliance with a leverage ratio of 3.87 to 1.00 compared to a maximum permitted ratio of 4.50 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. For the quarter ended September 30, 2017, the interest coverage ratio was required to be at least 3.00 to 1.00. On September 30, 2017, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 8.85 to 1.00.

As of September 30, 2017, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2017, is projected to be 33.6 percent.  The Company’s cash tax rate for 2017 is projected to be 30.0 percent.

Sources and Uses of Cash

Nine months ended September 30 ($ in thousands)	2017	2016	Incr / (Dcr)
Operating activities	$175,919	$212,387	$(36,468)
Investing activities	(141,512)	(123,578)	(17,934)
Financing activities	(52,498)	(86,181)	33,683
Total change in cash and cash equivalents	$(18,091)	$2,628	$(20,719)

Cash and cash equivalents decreased by $18.1 million from December 31, 2016, reflecting $175.9 million provided by operating activities, $141.5 million used in investing activities and $52.5 million used in financing activities in the first nine months of 2017.

Net cash provided by operating activities was $175.9 million, comprised of net income for the first nine months of $55.8 million and non-cash charges of $162.4 million.  Changes in operating assets and liabilities used $42.3 million of cash. Net cash provided by operating activities decreased by $36.5 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, mainly due to a $33.3 million increase in cash used for working capital and $12.1 million of lower net income, partially offset by higher non-cash charges of $8.9 million.  The increase in cash used for working capital in the nine months ended September 30, 2017 compared to 2016 is primarily due to higher trade receivables reflecting an 11.8 percent increase in net sales, higher inventory levels primarily in the Distribution segment, and the timing of income tax payments, partially offset by higher accounts payable.

Net cash used in investing activities was $141.5 million and includes $108.0 million for capital expenditures and $33.5 million for the API acquisition.  Net cash used in investing activities increased by $17.9 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to the API acquisition and higher capital spending in 2017, partially offset by the strategic investment activity in 2016.

Net cash used in financing activities was $52.5 million and reflects a $75.0 million prepayment of the term loans under the Credit Facility, $29.0 million of quarterly dividend payments, partially offset by $48.6 million of net borrowings under the Receivable Credit Facility and $2.5 million net short-term borrowings under the Revolver. Net cash used in financing activities decreased by $33.7 million in the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to higher net borrowings in 2017 which were partially offset by a higher prepayment of the term loans under the Credit Facility in 2017.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2017 cash needs.  The cash needs consist of approximately $9.7 million for the cash dividend payment on October 12, 2017, and any additional working capital needs.  Capital expenditures for the full year 2017 are estimated to be $136.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of September 30, 2017, the Company had $2.5 million of borrowings under the Revolver and $483.4 million of remaining Revolver availability, net of outstanding letters of credit.

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

Under our Credit Agreement, at September 30, 2017, our Credit Facility consisted of two term loans totaling approximately $1.2 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At September 30, 2017 the weighted average interest rate of the term loans was 3.3 percent.

Under our Receivables Credit Facility, at September 30, 2017, we had $317.8 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At September 30, 2017 the interest rate on outstanding amounts under the Receivables Credit Facility was 1.98 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0 percent), our annual interest expense would change by approximately $15.0 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2017. No such contracts were outstanding at September 30, 2017.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See “Legal Claims” under Note 13, Commitments and Contingencies.  There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2016.

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
10.22

Third Amendment to Second Amended and Restated Credit Agreement dated as of July 26, 2017, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agent. Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on July 26, 2017.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

October 25, 2017	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)