Form 10-K
period 2017-12-31
KAPSTONE PAPER & PACKAGING CORP
filed 2018-02-23
CIK 1325281

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐ Emerging Growth Company ☐

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

          The aggregate market value of the 86,198,428 shares of Common Stock held by non-affiliates of the registrant on June 30, 2017, was $1,778,273,562. This calculation was made using a price per share of Common Stock of $20.63; the closing price of the Common Stock on the New York Stock Exchange on June 30, 2017, the last day of the registrant's most recently completed second fiscal quarter of 2017. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

          On February 13, 2018, there were 97,380,941 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          The registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to General Instruction G(3) of the Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III.

PART I

Item 1.    Business

KapStone History

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

Merger Agreement

        On January 28, 2018, KapStone Paper and Packaging Corporation, WestRock Company, a Delaware corporation ("WestRock"), Whiskey Holdco, Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of WestRock ("Holdco"), Kola Merger Sub, Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of Holdco ("Company Merger Sub"), and Whiskey Merger Sub, Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of Holdco ("Holdco Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, WestRock will acquire all of the outstanding shares of KapStone through a transaction in which: (i) WestRock will merge with and into Holdco Merger Sub, with WestRock surviving such merger (the "WestRock Merger") as a wholly-owned subsidiary of Holdco, and Holdco shall, effective at the effective time of the WestRock Merger and the Merger (as defined below) (the "Effective Time"), change its name to "WestRock Company," and (ii) KapStone will merge with and into Company Merger Sub, with KapStone surviving such merger as a wholly-owned subsidiary of Holdco (the "Merger").

        Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time: (i) each share of common stock, par value $0.0001 per share, of KapStone (the "KapStone Common Stock") issued and outstanding immediately prior to the Effective Time (excluding any shares of KapStone Common Stock that are held (a) in treasury or (b) by any KapStone stockholder who is entitled to exercise, and properly exercises, appraisal rights with respect to such shares of KapStone Common Stock) will be converted into the right to receive, at the election of the stockholder (subject to proration as described below): (a) $35.00 in cash, without interest (the "Cash Consideration"), or (b) 0.4981 shares of common stock (the "Holdco Common Stock"), par value $0.01 per share, of Holdco (the "Stock Consideration" and, together with the Cash Consideration, the "Merger Consideration"); and (ii) each share of common stock, par value $0.01 per share, of WestRock issued and outstanding immediately prior to the Effective Time will convert into one share of Holdco Common Stock.

        KapStone stockholders will be permitted to make an election to receive the Stock Consideration by submitting an election form no later than 5:00 p.m., Eastern time, on the business day immediately prior to the stockholder meeting of KapStone that will be held to adopt the Merger Agreement (the "KapStone Stockholders Meeting"). Any KapStone stockholder not making an election to receive the Stock Consideration will receive the Cash Consideration. Elections by KapStone stockholders for the Stock Consideration will be subject to proration procedures set forth in the Merger Agreement that will limit the total amount of the Stock Consideration to be issued to KapStone stockholders such that the Stock Consideration will be received in respect of no more than 25 percent of the outstanding shares of KapStone Common Stock immediately prior to the Effective Time.

        The completion of the Merger is subject to customary conditions, including, without limitation: the adoption of the Merger Agreement by KapStone stockholders at the KapStone Stockholders Meeting; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of other required antitrust approvals, including in Austria, Germany, and Mexico; the receipt of certain tax opinions; and the effectiveness of a registration statement on Form S-4 in connection with the potential issuance of shares of Holdco Common Stock in the Merger. The Merger is expected to close during the quarter ending September 30, 2018.

Acquisition History

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

        On July 1, 2008, we acquired from MeadWestvaco Corporation substantially all of the assets and assumed certain liabilities of the Charleston Kraft Division ("CKD") for $485.0 million (net of cash acquired of $10.6 million), less $8.9 million of working capital adjustments. The CKD assets consisted of an unbleached kraft paper manufacturing facility in North Charleston, South Carolina (including a cogeneration facility), chip mills located in Elgin, Hampton, Andrews and Kinards, South Carolina, a lumber mill located in Summerville, South Carolina, trade accounts receivable and inventories.

        On March 31, 2009, we completed the sale of our inflatable dunnage bag business to Illinois Tool Works Inc. for $36.0 million, less $1.1 million of working capital adjustments. The Company considered the sale an opportunity to reduce its debt and focus on its core Paper and Packaging business.

        On October 31, 2011, we acquired U.S. Corrugated Acquisition Inc. ("USC") pursuant to a merger for $330.0 million in cash plus $1.9 million of working capital adjustments. USC owned, at the time of the merger, a recycled containerboard paper mill in Cowpens, South Carolina and fourteen corrugated packaging plants across the Eastern and Midwestern United States.

        On July 18, 2013, we acquired 100 percent of the capital stock of Longview Fibre Paper and Packaging, Inc., ("Longview") for $1.025 billion plus $41.5 million of working capital adjustments. Longview is a leading manufacturer of high quality containerboard, kraft papers and corrugated products. Longview's operations include a paper mill located in Longview, Washington equipped with five paper machines which have the capacity to produce approximately 1.3 million tons of containerboard and kraft paper annually. Longview also owns seven converting facilities located in the Pacific Northwest.

        On June 1, 2015, we acquired 100 percent of the partnership interests in Victory Packaging, L.P. and its subsidiaries ("Victory") for $615.0 million in cash and $2.0 million of working capital adjustments. Victory, headquartered in Houston, TX, provides its customers comprehensive packaging solutions and services and is one of the largest North American distributors of packaging materials. Victory's operations include approximately 60 distribution and fulfillment facilities in the United States, Mexico and Canada. See Note 4 "Victory Acquisition" for further detail.

        On April 8, 2016, the Company's board of directors approved the plan to expand its geographical footprint into Southern California with a new sheet plant with a total estimated cost of approximately $14.0 million. In conjunction with this, the Company signed a 10-year lease agreement with a total commitment of approximately $9.8 million. The new sheet plant started manufacturing boxes in

February 2017 and is intended to primarily supply the Company's Victory distribution operations in Southern California as well as other KapStone customers. See Note 3 "Strategic Investments" for further detail.

        On July 1, 2016, the Company acquired 100 percent of the common stock of Central Florida Box Corporation ("CFB"), a corrugated products manufacturer located near Orlando, Florida, for $15.4 million, net of cash acquired. See Note 3 "Strategic Investments" for further detail.

        On September 1, 2016, the Company made a $10.6 million investment for a 49 percent equity interest in a sheet feeder operation located in Florida. In April of 2016, the Company made a $1.25 million investment for a 20 percent equity interest in a sheet feeder operation located in California. These investments are expected to increase the Company's vertical integration by over 60,000 tons per year and will ramp up to that level over eighteen months. See Note 3 "Strategic Investments" for further detail.

        On February 1, 2017, the Company acquired the assets of Associated Packaging, Inc. and Fast Pak, LLC (together, "API") with operations located in Greer, South Carolina for $33.5 million. API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the automotive and consumer products industries. See Note 3 "Strategic Investments" for further detail.

        We report our operating results in two reportable segments: Paper and Packaging and Distribution. Our Paper and Packaging segment manufactures and sells a wide variety of containerboard, corrugated products and specialty paper for industrial and consumer markets. The Distribution segment, through Victory, a North American distributor of packaging materials, with approximately 60 distribution centers located in the United States, Mexico and Canada, provides packaging materials and related products to a wide variety of customers. For more information about our segments, see Note 18 "Segment Information".

General

        Our Paper and Packaging segment produces containerboard, corrugated products and specialty paper. In 2017, we produced 2.8 million tons, nearly 86 percent of which was sold to third party converters or shipped to our corrugated products manufacturing plants based in the United States, and 14 percent of which was sold to foreign based customers. In 2017, our corrugated products manufacturing plants sold about 912 thousand tons or 14.4 billion square feet ("BSF") of corrugated products in the U.S. Our Paper and Packaging net sales in 2017 totaled $2.4 billion, which was primarily comprised of $1.6 billion of containerboard and corrugated products and $0.7 billion of specialty paper.

        Our Distribution segment, which operates under the Victory trade name, provides its customers comprehensive packaging solutions and services and distributes corrugated packaging materials and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes. In 2017, our Distribution segment's net sales totaled $1.0 billion, 5 percent of which was sold to customers in Mexico and Canada.

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

        The American Forest and Paper Association's ("AF&PA") estimate of the size of the U.S. containerboard market is as follows:

(In millions)	2017	2016	2015
Total U.S. sales	33.5 tons	32.4 tons	32.2 tons
U.S. production	37.4 tons	36.3 tons	35.8 tons
Imports	1.4 tons	1.2 tons	1.1 tons
Exports	5.3 tons	5.1 tons	4.8 tons
U.S. operating rates	98%	95%	94%

        The primary markets for our containerboard are our corrugated products manufacturing plants, independent corrugated and laminated products customers who focus on specialty niche packaging and Victory.

  Corrugated Products

        According to the Fibre Box Association's most recent annual report dated April 2017, the value of 2016 industry shipments of corrugated products was $30.8 billion, an increase of $0.3 billion, or 1.0 percent compared to 2015.

        The primary end-use markets for corrugated products are shown below (as reported in the most recent Fibre Box Association annual report dated April 2017):

Food, beverages and agricultural products	45%
General retail and wholesale trade	18%
Petroleum, plastic, synthetic, and rubber products	10%
Miscellaneous manufacturing	9%
Paper products	9%
Appliances, vehicles, and metal products	5%
E-Commerce	4%

100%

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

        The AF&PA's estimate of the size of the U.S. kraft paper market is as follows:

(In millions)	2017	2016	2015
Total U.S. sales	1.81 tons	1.80 tons	1.58 tons
U.S. operating rates	89%	93%	90%

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

Distribution Segment

        The Distribution segment, through Victory's operations, works with customers to improve and facilitate the various aspects of packaging and distribution, including packaging design, creation, storage, delivery and management. Based in Houston, TX, Victory has approximately 60 warehouses and distribution facilities, with the majority in the United States, 3 in Canada and 15 in Mexico. Nationwide, Victory is one of the largest distributors specializing in packaging solutions for its customers on a national scale. Victory also oversees local packaging and distribution for regional customers. The Distribution segment's national network includes approximately 6.4 million square feet of warehouse space and approximately 230 delivery vehicles.

        Victory distributes corrugated and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes.

Manufacturing

        We operate four paper mills, three in the Southeastern region and one in the Pacific Northwest region of the United States. In 2017, we produced 2.8 million tons of containerboard and specialty paper at our mills in North Charleston, South Carolina; Roanoke Rapids, North Carolina; Cowpens, South Carolina; and Longview, Washington. Our mills generally operate 24 hours a day, seven days a week. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. After the wood is debarked and chipped, the chips are loaded into digesters for cooking. Woodchips, chemicals and steam are mixed in the digester to produce softwood pulp. Hardwood pulp is produced in a similar fashion at North Charleston primarily for the production of DuraSorb® saturating kraft and Kraftpak® and at Longview primarily for the production of corrugated medium. The pulp is screened and washed through a series of washers and then stored prior to the paper making process. OCC is used to make recycled containerboard at our Cowpens mill and is a component of certain grades of kraft paper and containerboard at our Longview mill. The Company processes pulp using eleven paper machines at our facilities. Management monitors productivity on a real-time basis with on-line reporting tools that track production values versus targets. Overall equipment efficiency is also monitored daily through production reporting systems.

        As of December 31, 2017, we operated 23 corrugated products manufacturing plants, comprised of 12 box plants, nine sheet plants and two sheet feeder plants. Box plants operate as combining operations that manufacture corrugated sheets and finished corrugated products. Sheet feeder plants have a corrugator machine and manufacture corrugated sheets, which are shipped to sheet or box plants. Sheet plants have various machines that convert corrugated sheets, purchased either from our operations or third parties, into finished corrugated products. Plants with a corrugating machine have total capacity of approximately 19 BSF.

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

        We execute containerboard buy/sell arrangements with other containerboard manufacturers.

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

        We sell our products directly to end users and converters, as well as through sales agents. Our sales groups are responsible for the sale of these products to third party converters in the U.S. Sales to export markets are managed by personnel who are based in Europe and Asia.

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

Customers and Products

        Our Paper and Packaging segment has over 3,000 U.S.-based and over 200 export customers, and our Distribution segment has approximately 6,300 active customers.

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

        Our saturating kraft paper, sold under the trade name Durasorb®, has a customer base split among three geographic regions: the Americas; Europe; and Asia. Approximately 88 percent of our Durasorb® sales are exports to customers in Europe, Latin America and Asia where growth opportunities are favorable. KapStone, or its predecessor, has done business with many of these customers for well over 40 years. Some customers have consolidated to form a greater presence in their end-use markets. Customer consolidation is particularly evident in North America and is in the early phase in Europe. In Asia, there are numerous players and it is a highly fragmented market making entry difficult for some companies that do not have a presence in the region. KapStone has acquired a leadership position with our Durasorb® product through knowledge of our markets and understanding the technical needs of our customers' manufacturing processes and the demanding requirements of their products.

        Our unbleached folding carton board sold under the Kraftpak® trade name has a customer base consisting primarily of integrated and independent converters in the folding carton industry. Our unbleached folding carton board product is a unique, low-density virgin fiber board. KapStone believes that the best growth opportunities for Kraftpak are in consumer brands that are changing their images to promote environmental friendliness and sustainability. Kraftpak and similar products replace the use of coated recycled board, coated natural kraft board and solid bleached sulfate board, which are currently much larger markets.

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

Suppliers and Major Raw Materials Used

Fiber

        Fiber is the single largest cost in the manufacture of containerboard and specialty paper. KapStone consumes both wood fiber and recycled fiber in its paper mills. Our paper mills in North Charleston and Roanoke Rapids use 100 percent virgin fiber. The fiber needs in 2017 of our Longview, Washington mill were supplied by approximately 70 percent of virgin fiber. Fiber used to make containerboard and specialty paper is produced from a combination of locally sourced roundwood and woodchips. We rely on supply agreements and open-market purchases to supply these mills with roundwood and wood chips. Fiber resources are generally available within proximity to these mills and we have not experienced any significant difficulty in obtaining our mill fiber needs.

        In 2017, the Company began operating two wood chipping facilities managed by a third party for use at the North Charleston and Roanoke Rapids paper mills.

Recycled Fiber

        The fiber consumption in our mill in Cowpens, South Carolina consists 100 percent of recycled fiber or OCC. We obtain OCC pursuant to certain supply agreements and in open market purchases from suppliers within proximity to the Cowpens Mill. OCC has historically exhibited significant price volatility. The Cowpens mill has not experienced any significant difficulty in obtaining OCC. Approximately 30 percent of the fiber needs at our Longview, WA mill are recycled.

Containerboard

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

Distributed Products

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

Energy

        Energy at the paper mills is obtained through purchased electricity or through various fuels, which are converted to steam or electricity on-site. Fuel sources include coal, purchased biomass fuel, natural gas, oil, bark, sawdust and by-products of the manufacturing and pulping process, including black liquor. These fuels are burned in boilers to produce steam. Steam turbine generators are used to produce electricity. To reduce our mill energy cost, we have invested in processes and equipment to ensure a high level of purchased fuel flexibility. In recent history, fuel oil has exhibited higher costs per thermal unit and more price volatility than natural gas and coal. KapStone took advantage of declining coal prices plus additional short-term opportunities in declining natural gas prices to balance the utilization of both gas and coal in 2017 with other fuels at our Charleston and Roanoke Rapids mills. A substantial portion of our Longview mill electricity requirements are satisfied by hydroelectric power, which has relatively stable pricing.

        In 2017, we purchased coal under one contract. Contracts for the purchase of natural gas at fixed prices have been layered in for various terms and quantities, with the shortest terms ending in 2019 and the longest terms ending in 2022.

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

        Our principal competitors with respect to sales of our containerboard and specialty paper are a number of large, diversified paper and packaging corporations, including International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), WestRock Company and Packaging Corporation of America, all of which have greater financial resources than we do. We also compete with other regional manufacturers of these products. Our specialty paper products (other than our Durasorb® and Kraftpak® products) are each generally considered a commodity-type product that can be purchased from numerous suppliers and competition is based primarily on price, product specification, service and quality.

        Corrugated products businesses seek to differentiate themselves through innovation, quality, service and product design. We compete for both local and national account business, and we compete against producers of other types of packaging products. On a national level, our primary competitors include International Paper Company, Georgia-Pacific (owned by Koch Industries, Inc.), WestRock Company and Packaging Corporation of America. However, with our strategic focus on local and regional accounts, we also compete with the smaller, independent converters.

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

Employees

        As of December 31, 2017, we had approximately 6,400 employees. Of these, approximately 2,000 employees are salaried and 4,400 are hourly. Approximately 2,400 of our hourly employees are represented by unions. The majority of our unionized employees are represented by either the United Steel Workers or the Association of Western Pulp and Paper Workers.

        Currently, there is a collective bargaining agreement in effect with respect to approximately 630 employees at the Longview paper mill through May 2024, approximately 560 employees at the North Charleston paper mill through June 2025 and approximately 310 employees at the Roanoke Rapids paper mill through August 2020.

Environmental Matters

        Compliance with environmental requirements is a significant factor in our business operations. We commit substantial resources to maintaining environmental compliance and managing environmental risk. We are subject to, and must comply with, a variety of foreign, federal, state and local environmental laws, particularly those relating to air and water quality, waste disposal, and cleanup of contaminated soil, groundwater or rivers. The most significant of these U.S. laws affecting us are:

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

        The Company's subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the "Site"). The U.S. Environmental Protection Agency ("EPA") asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision ("ROD") for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3 percent) for the selected remedy are $342 million, although many uncertainties remain that could result in increased remedial costs. This estimate does not include actual costs already incurred to date for remedial investigation and feasibility studies or potential natural resource damage claims by parties allegedly affected by the contamination at the Site. The Company has received notice from the Elliot Bay Trustee Council regarding the Company's potential liability for natural resource damages arising from the Site. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant with approximately 45 other potentially responsible parties in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2020. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site, including any liability for the current or any future third-party claims associated with the Site.

        We could also incur environmental liabilities as a result of claims by third parties for civil damages, including liability for personal injury or property damage, arising from releases of hazardous substances or contamination. Except as described above, we are not aware of any material claims of this type currently pending against us.

        While legislation regarding the regulation of greenhouse gas emissions has been proposed from time to time over the past several years at the federal level, there is no indication of any near term action. In the absence of broad legislation, the EPA has moved forward with an increasing array of regulations governing greenhouse gas emissions in certain industrial sectors under existing Clean Air Act programs. The result of a broader regulation of greenhouse gas emissions could be an increase in our future environmental compliance costs, or additional capital expenditures to modify facilities, which may be material. However, climate change regulations, possible future legislation and the resulting future energy policy could also provide us with opportunities if the use of renewable energy continues to be encouraged. We currently generate a significant portion of our power requirements for our mills using bark, black liquor and other biomass as fuel, which are derived from renewable resources. While we believe we are well-positioned to take advantage of any renewable energy incentives, it is uncertain what the ultimate costs and opportunities of any climate change legislation or regulation will be and how our business and industry will be affected.

        In 2004, EPA published the Boiler MACT regulations, establishing air emissions standards and certain other requirements for industrial boilers. These regulations have been subject to a series of legal challenges and have been promulgated and / or amended by EPA several times since the initial rules were published. A final reconsidered regulation was issued in January 2013 but legal challenges were filed. In July 2016, the U.S. Court of Appeals for the District of Columbia Circuit ruled on consolidated cases challenging the Boiler MACT regulations. The court vacated emission limits for certain subcategories of solid fuel boilers, and remanded other issues to the EPA for further explanation. In December 2016, in response to a request by EPA, the court changed its remedy for the vacated standards and remanded them to EPA instead. The U.S. Supreme Court declined to review the matter in June 2017, but legal proceedings continue. We cannot currently predict with certainty how these recent decisions will impact our existing Boiler MACT compliance or whether our operating costs will increase in order to comply with any revised Boiler MACT regulations. All of our mills currently subject to federal Boiler MACT regulations have demonstrated compliance with the current standards and requirements.

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

        In January 2017, the Company received a letter from the state of Washington Department of Ecology ("WDOE") contending that the Company is, along with several other companies, responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may store or have stored petroleum products. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the WDOE. Upon expiration of the 1998 agreement, groundwater monitoring continued. In June 2017, the WDOE further notified the Company that WDOE determined Longview is a potentially liable party related to the release or threatened release of petroleum at the site. The Company has responded to the notices and has been engaged in discussions with the WDOE and other potentially liable parties. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this matter.

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

Financial Information About Segments and Geographic Areas

        We operate as two segments with 86 percent of our revenues sold in the United States and 14 percent sold to foreign based customers. See "Segment Information" of Note 2 "Summary of Significant Accounting Policies" and Note 18 "Segment Information" contained in the Notes to Consolidated Financial Statements.

Item 1A.    Risk Factors

        Some of the statements in this report and, in particular, statements found in Management's Discussion and Analysis of Financial Condition and Results of Operations, that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about our expectations regarding our future operating and performance results, earnings, expenditures and financial condition and liquidity. These statements are often identified by the words "will," "should," "anticipate," "believe," "expect," "intend," "estimate," "hope," or similar expressions. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, the factors described below, as well as various factors related to the Merger, including but not limited to: the ability of KapStone and WestRock to receive the required regulatory approvals for the proposed transaction (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), to receive approval of KapStone's stockholders and to satisfy the other conditions to the closing of the transaction on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of the parties to terminate the Merger Agreement; negative effects of the announcement or the consummation of the transaction on the market price of WestRock's or KapStone's common stock and/or on their respective businesses, financial conditions, results of operations and financial performance; risks relating to the value of the Holdco Common Stock that may be issued in the transaction, significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the proposed transaction cannot be realized in full or at all or may take longer to realize than expected; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the proposed transaction; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of KapStone's operations with those of WestRock will be greater than expected; the outcome of legally required consultation with employees, their works councils or other employee representatives; and the ability of KapStone and the combined company to retain and hire key personnel. There can be no assurance that the proposed transaction or any other transaction described above will in fact be consummated in the manner described or at all.

        We face additional risks and uncertainties not presently known to us or that we currently believe to be immaterial. Should any known or unknown risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations, financial condition or liquidity.

        Our actual results, performance, financial condition, liquidity, prospects and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements, and accordingly, we can give no assurances that any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do so, what impact they will have on our business, results of operations, financial condition or liquidity. In view of these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. We expressly disclaim any obligation to publicly revise any forward looking statements that have been made to reflect the occurrence of events after the date hereof, except as required by law or regulation.

Risks associated with our business

We are dependent upon key management executives and other key employees, the loss of whom may adversely impact our business.

        We depend on the expertise, experience and continued services of corporate, mill and distribution services management, and other key employees. The loss of such management, or an inability to attract or retain other key individuals, could materially adversely affect our business. There can be no assurance that our salaries and incentive compensation plans will allow us to retain the services of such management and other key employees or hire new key employees. We compete with other businesses for management and other key employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees. The inability to retain or hire qualified personnel at economically reasonable compensation levels would impair our ability to improve our business and result in lower operating results and profitability. In addition, our ability to retain all our employees in order to continue to conduct our business in the ordinary course could be affected due to the proposed merger with WestRock.

We may incur business disruptions.

        We take measures to reduce the risks of disruptions at our manufacturing and distribution facilities. However, the occurrence of a natural disaster, such as a hurricane, tropical storm, earthquake, tornado, flood, fire or other unanticipated problems, such as labor difficulties (including work stoppages or strikes), equipment failure or unscheduled maintenance, could cause operational disruptions and could materially adversely affect our business, earnings and cash flows. Any losses due to these events may not be covered by our existing insurance policies or may be subject to certain deductibles.

Our significant indebtedness may adversely affect our financial health.

        As of December 31, 2017, we had approximately $1.4 billion of outstanding debt. As a result of the indebtedness, our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired in the future. The debt could make us vulnerable to economic downturns and may hinder our ability to adjust to rapidly changing market conditions.

        A significant portion of our cash flow from operations will be needed to meet the payment of principal and interest on our indebtedness. The business may not generate sufficient cash flow from operations to enable it to repay our indebtedness and to fund other liquidity needs, including capital expenditure requirements, or to pay dividends on our common stock. The indebtedness incurred by us under our senior credit facility (the "Credit Facility") under our Second Amended and Restated Credit Agreement (as amended, the "Credit Agreement") bears interest at variable rates, and therefore if interest rates increase, our debt service requirements would increase. In such case, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Credit Facility, on commercially reasonable terms, or at all. If we cannot service or refinance our indebtedness, we may have to take actions such as suspending the payment of, or reducing the amount of, dividends, selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on the price of our common stock, our operations, business and financial condition.

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

        In addition, our Credit Facility also imposes other restrictions on us. Therefore, we would need to seek permission from the lenders in order to engage in certain corporate actions. The lenders' interests may be different from ours, and no assurance can be given that we will be able to obtain the lenders' permission when needed. This may prevent us from taking actions that we believe are in the best interest of the Company and its stockholders.

        Our Credit Facility requires us to maintain certain financial ratios. The failure to maintain the specified ratios could result in an event of default (and prohibit us from borrowing under our revolver under our Credit Facility) if not cured or waived.

        In the event of a default under our Credit Agreement, the lenders generally would be able to declare all outstanding indebtedness, together with accrued interest, to be due and payable. In addition, borrowings under the Credit Facility are secured by a first priority lien on substantially all of our assets (other than real estate) and, upon the occurrence and continuation of any event of a default under that facility, the lenders generally would be entitled to seize the collateral. An event of default under any debt instrument, unless cured or waived, would likely have a material adverse effect on our business, liquidity and financial condition.

We sell some of our products internationally, and, accordingly, our business, results of operations, cash flows and financial condition could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

        Approximately 14 percent of our revenues in 2017 and 2016 were derived from foreign and export sales. Our international operations and activities face increasing exposure to the risks of selling to customers in foreign countries. These factors include:

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

        Most of our hourly paid employees are represented by trade unions. From time to time, we may be party to collective bargaining contracts which apply to approximately 900 employees at various corrugating manufacturing plants, 630 employees at the Longview mill, 560 employees at the North Charleston mill and 310 employees at the Roanoke Rapids mill. No assurance can be given that we will be able to successfully extend or renegotiate the collective bargaining agreements as they expire from time to time. Currently, there is a collective bargaining agreement in effect at the Longview through May 2024, North Charleston through June 2025 and Roanoke Rapids through August 2020.

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

        We rely on certain supply arrangements to provide us roundwood and woodchips. If one of our suppliers failed to deliver quality roundwood or woodchips in the quantities we require, KapStone's supply may not be adequate to cover customer needs, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

We rely on key customers and a loss of one or more of our key customers could adversely affect our business, results of operations, cash flows and financial condition.

        During the year ended December 31, 2017, no customer accounted for more than 10 percent of consolidated net sales. However, each of our business segments has large customers, the loss of one or more of which could adversely affect the segment's sales and, depending on the significance of the loss, our overall business, results of operations, cash flows and financial condition. In particular, because all of our businesses operate in highly competitive industry segments, we regularly bid for new business or for the renewal of existing business and the renewal of business on less favorable terms, may adversely impact our overall business, results of operations, cash flows and financial condition.

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

        We are subject to environmental regulation by federal, state and local authorities in the United States and by authorities in Mexico with respect to our Distribution segment operations located in Northern Mexico, including requirements that regulate discharge into the environment, waste management, hazardous substance reporting, remediation of environmental contamination, forestry operations and endangered species habitats. We cannot predict the impact of future environmental laws and regulations (or changes in interpretations of existing environmental laws and regulations), particularly in the areas of emissions, climate control initiatives, Boiler MACT, NAAQSs or enforcement practices, will have on our operations and capital expenditure requirements. Environmental liabilities or new or changed compliance obligations could result in civil or criminal fines or penalties, enforcement actions, or other additional significant costs, which could adversely impact our results of operations, cash flows and financial condition.

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

        Our operations are subject to U.S., foreign and international laws, rules and regulations, including those concerning transportation and safety, the import and export of goods, customs regulations, respect in the work force, payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, money laundering, and data privacy laws. While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate such laws, rules or regulations. We could incur substantial costs in order to comply with such laws, rules and regulations, or incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), and third-party claims for property damage and personal injury or sustain harm to our reputation with customers, suppliers or investors as a result of violations of, or liabilities under, laws, regulations, codes and common law.

Risks related to changes in U.S. and global economic and financial market conditions and social and political change could adversely impact our business and results of operations.

        Our businesses may be affected by a number of factors that are beyond our control, including general economic and business conditions in the U.S., countries in which we have operation or sell our products or globally, changes in tax laws or tax rates and conditions in the financial services markets, including counterparty risk, insurance carrier risk, rising interest rates, inflation, deflation, fluctuations in the value of local currency versus the U.S. dollar, the impact of a stronger U.S. dollar or U.S social and political change impacting matters such as environmental regulations, non-U.S. trade policies, or other factors, each of which may adversely impact our ability to compete and our business. Macro-economic challenges, including conditions in U.S. and global financial and capital markets, levels of unemployment and the ability of the U.S. and other countries to address their rising debt levels may continue to put pressure on the their respective economies or lead to changes in tax laws or tax rates. Changes in tax laws or tax rates may have a material impact on our future cash taxes, effective tax rate or deferred tax assets and liabilities. Adverse developments in the U.S. and global economy could adversely affect the demand for our products, our manufacturing costs and results of operations. In an inflationary environment, we may not be able to pass along some or all of our increased costs to our customers through increased product pricing, which could adversely impact our business, cash flows and profitability. We are not able to predict with certainty future economic and financial market conditions, and our business, results of operations, cash flows and financial condition could be adversely affected by adverse market conditions.

Our pension costs are subject to a variety of factors and assumptions that could cause these costs to change.

        We have a defined benefit pension plan that covers 32 percent of our U.S. employees. Our pension costs are dependent upon a variety of factors and assumptions. Fluctuations in market returns, interest rates, mortality rates, the number of retirees and longer life-expectancy may result in increased pension costs. Similarly, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also change pension costs. Material adverse changes in these factors could have a negative impact on our results of operations, cash flows and financial condition.

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

Our executive officers and directors control approximately 11 percent of our common stock and thus may influence certain actions requiring a stockholder vote.

        At December 31, 2017, our executive officers and directors owned 10.5 million shares of our common stock, or approximately 11 percent of our total outstanding common stock. Accordingly, our named executive officers and directors may have some influence over the outcome of all matters requiring approval by our stockholders, including certain mergers, acquisitions, dispositions, equity issuances and the election of directors. In addition, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. At the annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our officers and directors, because of their ownership position, will have some influence regarding the outcome of the election.

Risks associated with the paper, packaging, forest products and related industries

The paper, packaging, forest products and related industries are highly cyclical. Fluctuations in the prices and cost of production of, and the demand for products could result in smaller profit margins and lower sales volumes.

        Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volume and margins for products in the paper, packaging, forest products and related industries. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions and levels of industry capacity. Most paper products and many wood products used in the packaging industry are commodities that are widely available from many producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. The overall levels of demand for these commodity products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets (including Europe, Asia, and Central and South America), as well as foreign currency exchange rates. In addition, if we fail or delay to make investments in cost-reducing machinery and equipment, our costs of production could be higher as compared to our competitors. The foregoing factors could materially and adversely impact our sales, cash flows, profitability and results of operations.

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

        Energy is a significant input cost for the paper and packaging industry. Increases in energy prices can be expected to adversely impact businesses. Energy prices, particularly for electricity, coal and fuel oil, have been volatile in recent years. These fluctuations have historically impacted manufacturing costs of companies in the industry, often contributing to reduced margins and increased earnings volatility. Current or future environmental laws, rules and regulations (or their interpretation or changes in their interpretation) that adversely and materially impact electric utilities, including those restricting or limiting "greenhouse gas" emissions, are likely to result in increased electric costs and could adversely affect our results of operations, profitability and financial condition. We could be materially adversely impacted by energy supply disruptions or the inability to pass on cost increases to our customers.

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

Related to the Proposed Merger with WestRock

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

        Uncertainty about the effect of the proposed Merger on our employees, customers, suppliers and other parties may have an adverse effect on our business, financial condition and results of operations regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

  •
  the impairment of our ability to attract, retain and motivate our employees, including key personnel;

  •
  the diversion of significant management time and resources;

  •
  difficulties maintaining relationships with customers, suppliers and other business partners;

  •
  delays or deferments of certain business decisions by our customers, suppliers and other business partners;

  •
  the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we use our reasonable best efforts to conduct our business in the ordinary course of business consistent with past practice and not engage in certain activities prior to the completion of the proposed Merger;

  •
  litigation relating to the proposed Merger and the costs related thereto; and

  •
  the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

        There can be no assurance that the proposed Merger will occur. Consummation of the Merger is subject to specified conditions, including:

  •
  the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock entitled to vote thereon;

  •
  expiration or termination of the applicable waiting period (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act");

  •
  receipt of required antitrust approvals in Austria, Germany and Mexico;

  •
  the effectiveness of a registration statement on Form S-4 to be filed by Holdco (as the new parent company of WestRock) registering the issuance of the Holdco common stock that may be issued as consideration in the Merger;

  •
  the absence of any material law or any order prohibiting the consummation of the Merger;

  •
  subject to certain materiality exceptions, the accuracy of the representations and warranties of each of the parties to the Merger Agreement, as well as the performance of each party's obligations under the Merger Agreement in all material respects;

  •
  each of WestRock and KapStone receiving an opinion from their respective counsel to the effect that the WestRock Merger or the Merger, respectively, should qualify for the applicable intended tax treatment; and

  •
  the absence of any order by any governmental entity rendering the Merger illegal, or prohibiting or preventing the Merger; and

  •
  other customary closing conditions.

        We cannot provide any assurances that these conditions will be satisfied in a timely manner or at all or that the proposed Merger will occur.

        In addition, the Merger Agreement contains certain termination rights, including (i) for KapStone and WestRock in the event the Merger is not consummated on or before October 29, 2018 (which deadline may be extended under certain circumstances to April 29, 2019), (ii) for KapStone and WestRock in the event the approval of our stockholders is not obtained or (iii) for KapStone to terminate the Merger Agreement to enter into a definitive written agreement providing for a superior alternative transaction. The conditions to the closing of the Merger may not be satisfied and the Merger Agreement could be terminated. In certain specified circumstances upon termination of the Merger Agreement, we would be required to pay WestRock a termination fee of approximately $105.6 million or reimburse WestRock for its expenses incurred in connection with the Merger in an amount up to $17.6 million. If we are required to make these payments, doing so may materially adversely affect our business, financial conditions and liquidity. In addition, satisfying the conditions to the Merger may take longer, and could cost more, than we and WestRock expect. The occurrence of any of these events individually or in combination may adversely affect the benefits WestRock's stockholders expect to achieve from the Merger and the trading price of WestRock's common stock. In addition, if the Merger does not close, the attention of our management will have been diverted to the Merger, rather than our operations and pursuit of other opportunities.

        There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by WestRock. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers and employees, could continue or accelerate in the event the transaction is not completed. In addition, if the Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $35.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.

The number of shares of Holdco Common Stock that will be received per share of our common stock by KapStone stockholders receiving Stock Consideration in the Merger is fixed and will not be adjusted in the event of any change in either our or WestRock's stock prices.

        The exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either our common stock or WestRock's common stock, which changes may result from a variety of factors (many of which are beyond our control), including:

  •
  changes in our and WestRock's respective businesses, operations, assets, liabilities and prospects;

  •
  changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

  •
  market assessments of the likelihood that the Merger will be completed;

  •
  interest rates, general market and economic conditions and other factors generally affecting the price of our or WestRock's common stock;

  •
  federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and WestRock operate; and

  •
  other factors beyond our control, including those described in this "Risk Factors" section.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire us.

        The Merger Agreement contains provisions that apply both during the pendency of the Merger transaction with WestRock as well as afterward should the Merger Agreement be terminated that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These Merger Agreement provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, we would be required to pay WestRock a termination fee of approximately $105.6 million or reimburse WestRock for its expenses incurred in connection with the Merger in an amount up to $17.6 million in certain circumstances.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The table below provides a summary of our paper mills, the principal products produced and each mill's annual practical maximum capacity based upon all of our paper machines' production capabilities, as reported to the AF&PA:

Location	Products	Capacity (tons)
Longview, WA	Containerboard / Specialty Paper	1,300,000
North Charleston, SC	Containerboard / Specialty Paper	975,000
Roanoke Rapids, NC	Containerboard / Specialty Paper	480,000
Cowpens, SC	Recycled containerboard	255,000

Total		3,010,000

        Our corrugated products manufacturing plants include:

Location	Approx. Sq. Ft.	Property Leased / Owned	Year of Lease Expiration
Full-Line Box Plants
Amsterdam, NY	227,000	Leased	2032
Aurora, IL	323,000	Leased	2028
Bowling Green, KY	306,000	Leased	2032
Cedar Rapids, IA	386,000	Leased	2032
College Park, GA	183,000	Owned	—
Longview, WA	241,000	Owned	—
Mesquite, TX	275,000	Leased	2024
Minneapolis, MN	275,000	Leased	2032
Seattle, WA	132,000	Owned	—
Spanish Fork, UT	519,000	Owned	—
Twin Falls, ID	446,000	Owned	—
Yakima,WA	420,000	Owned	—
Sheet Plants
Atlanta, GA	113,000	Leased	2020
Cedar City, UT	143,000	Owned	—
Greer, SC	225,000	Leased	2042
Lake Mary, FL	190,000	Owned	—
Ontario, CA	158,000	Leased	2026
Seward, NE	85,000	Leased	2032
Somerset, KY	87,000	Leased	2018
Springfield, MA	235,000	Owned	—
San Antonio, TX	51,000	Leased	2026
Sheet Feeders
Atlanta, GA	133,000	Leased	2023
Fort Worth, TX	100,000	Owned	—

        As of December 31, 2017, our Distribution segment had a network of approximately 60 distribution centers all of which are leased with initial terms generally ranging from 3 to 10 years. These leased locations comprise approximately 5.3 million square feet located in the U.S. and approximately 1.1 million square feet located in Mexico and are strategically located in order to efficiently serve our customer base while also facilitating expedited delivery services for special orders. We continually evaluate location, size and attributes to maximize efficiency, deliver top quality customer service and achieve economies of scale.

        We currently lease space for our corporate headquarters located in Northbrook, Illinois, under leases that expire in 2027.

        We currently believe that our owned and leased space for facilities and properties are sufficient to meet our operating requirements for the foreseeable future.

Item 3.    Legal Proceedings

        We are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and safety matters, labor and employments matters, personal injury claims, contractual, commercial and other disputes and taxes. We establish reserves for claims and proceedings when it is probable that liabilities exist and where reasonable estimates can be made. We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). While any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any claim or proceeding involving the Company, we believe the outcome of any pending or threatened claim or proceeding (other than those that cannot be assessed due to their preliminary nature), will not have a material adverse effect on our results of operations, cash flows or financial condition. See Note 16 "Commitment and Contingencies" for more information.

Item 4.    Mine Safety Disclosure

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.0001 per share, trades on the New York Stock Exchange ("NYSE") under the symbol "KS". As of December 31, 2017, there were 10 shareholders of record of our common stock. The number of shareholders of record includes one single shareholder, Cede & Co., for all of the shares held by our shareholders in individual brokerage accounts maintained at banks, brokers and institutions.

        The following table sets forth the high and low sales price information for the Company's common stock from January 1, 2016 through December 31, 2017, as reported by the NYSE and the cash dividends declared per common share during the last two years.

	2017			2016
			Dividends Declared			Dividends Declared
Quarter Ended	Low	High		Low	High
March 31	$21.85	$24.80	$0.10	$9.05	$22.14	$0.10
June 30	$19.93	$24.26	$0.10	$12.64	$16.92	$0.10
September 30	$20.90	$23.34	$0.10	$12.42	$19.87	$0.10
December 31	$20.72	$23.12	$0.10	$17.66	$22.73	$0.10

        At December 29, 2017, the closing share price on the NYSE was $22.69.

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

        The following graph compares a $100 investment in our common stock on December 31, 2012 with a $100 investment in each of the S&P 500 and the S&P Paper and Packaging Index (the Company's peer group) also made on December 31, 2012. The graph portrays total return, 2012-2017, assuming reinvestment of dividends.

Item 6.    Selected Financial Data

        The following table sets forth KapStone's selected financial information derived from its audited consolidated financial statements as of, and for the years ended, December 31, 2017, 2016, 2015, 2014 and 2013.

        The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and KapStone's audited consolidated financial statements included in Item 8.

	Years Ended December 31,
In thousands, except per share amounts	2017(2)	2016(3)	2015(1)(4)	2014	2013(1)(5)
Statement of Income Data:
Net sales	$3,315,660	$3,077,257	$2,789,345	$2,300,920	$1,748,162
Operating income	$199,125	$170,646	$199,167	$299,931	$219,888
Net income	$243,503	$86,252	$106,386	$171,915	$127,338
Basic net income per share(6)	$2.51	$0.89	$1.11	$1.79	$1.34
Diluted net income per share(6)	$2.47	$0.88	$1.09	$1.76	$1.32
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.10	$—
Balance Sheet Data:
Cash and cash equivalents	$28,065	$29,385	$6,821	$28,467	$12,967
Total assets	$3,323,985	$3,255,875	$3,222,110	$2,556,274	$2,651,862
Long-term liabilities	$1,764,441	$2,010,852	$2,026,775	$1,501,328	$1,715,504
Total stockholders' equity	$1,137,014	$904,330	$845,280	$778,127	$666,080

(1)
Results for 2015 and later reflect the Victory acquisition on June 1, 2015. Results for 2013 and later reflect the Longview acquisition on July 18, 2013.

(2)
2017 net income includes a $144.4 million provisional benefit due to the passage of the Tax Cuts and Jobs Act (the "Tax Act") on December 22, 2017. Operating income in 2017 includes the following:
  •
  $10.2 million for the Oakland, California plant closure costs;

  •
  $5.9 million for union contract ratification costs;

  •
  $5.8 million related to the Victory acquisition contingent consideration expense; and

  •
  $4.4 million for Ontario, California plant operating expenses.

(3)
2016 operating income includes the following:

•
$6.4 million of multiemployer pension plan expense due to the Company's formal notification to withdraw from its GCIU multiemployer pension plan; and

•
$6.4 million of costs due to Hurricane Matthew.

(4)
2015 operating income includes the following:

•
$15.1 million due to the 2015 Longview mill work stoppage costs; and

•
$5.8 million of inventory step-up expense related to the Victory acquisition.

(5)
2013 net income includes a $5.0 million benefit from the reversal of the tax reserves for alternative fuel mixture credits.

(6)
Earnings per share for all periods have been restated for the stock split declared in December 2013.

        See Note 4 "Victory Acquisition" in the Notes to Consolidated Financial Statements for a discussion of the Victory acquisition.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        KapStone is the fifth largest producer of containerboard and the largest producer of kraft paper in North America, based on production capacity. We operate four containerboard mills and 23 corrugated products manufacturing plants. Our paper mills produce a combination of containerboard, which we ship to our corrugated products manufacturing plants and to third party converters, as well as specialty papers consisting of kraft paper, saturating kraft paper sold under the trade name Durasorb® and uncoated paper stock board sold under the trade name Kraftpak®. Our corrugated products manufacturing plants produce a wide variety of corrugated packaging products, including conventional shipping containers used to protect and transport manufactured goods and multi-color boxes and displays with strong visual appeal that help to merchandise the packaged product in retail locations. In addition, we produce packaging for fresh fruit and vegetables, processed food, beverages, and other industrial and consumer products. We also operate a network of approximately 60 distribution centers across the United States, Mexico and Canada which distribute packaging materials to a wide variety of customers and industry segments. Substantially all of our operations are located in the United States, but we ship approximately 14 percent of containerboard and specialty products to customers in Europe, Asia and Latin America.

Executive Summary

Industry and Business Conditions

        Trade publications reported industry-wide corrugated products total shipments increased 2.5 percent for the year ended December 31, 2017, compared to 2016. Reported industry mill containerboard production increased 3.1 percent compared to 2016, and reported industry containerboard inventories as of December 31, 2017, were approximately 2.4 million tons, up 3.3 percent compared to the same period in 2016. Reported containerboard export shipments increased 4.1 percent compared to 2016.

Results of Operations for the Year Ended December 31, 2017

        In 2017, consolidated net income was $243.5 million, or $2.47 per diluted share, compared with $86.3 million, or $0.88 per diluted share, for 2016.

        Paper and Packaging segment operating income for the year ended December 31, 2017 increased $46.2 million to $227.4 million, primarily due to higher prices and a more favorable product mix, partially offset by higher production costs due to inflation, management incentives and benefits, Oakland, California plant closure costs, Ontario, California plant operating expenses and unplanned boiler downtime.

        Distribution Segment operating income for the year ended December 31, 2017 increased $0.9 million to $30.2 million, primarily due to margin improvement from higher prices and lower incentive compensation and benefits, partially offset by a bad debt charge due to a customer bankruptcy, a loss on asset disposal, and inflation on rent, fuel and labor costs.

        Corporate operating expenses increased by $18.7 million to $58.5 million for the year ended December 31, 2017 compared to 2016, primarily due to $7.3 million of higher management incentives and benefits, a $6.0 million increase in stock compensation expense, a $4.2 million increase in expense for the Victory contingent consideration liability based on the expected payout of $20.7 million to be paid in early 2018, $1.0 million of higher professional fees and $0.4 million for API acquisition expenses.

Other Operating Highlights for 2017

        In February 2017, the Company acquired the assets of API with operations located in Greer, South Carolina for $33.5 million. API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the automotive and consumer products industries. This acquisition further strengthens the Company's goal of increasing mill integration.

        In February 2017, the new sheet plant located in Ontario, California began manufacturing boxes.

        In March 2017, the labor unions at the Company's paper mill in North Charleston ratified a new 8-year collective bargaining agreement covering approximately 560 employees.

        In July 2017, the labor unions at the Roanoke Rapids paper mill ratified a new 4-year collective bargaining agreement covering 310 employees.

        On August 1, 2017, the Company approved and announced the closing of one of its Paper and Packaging segment box plants located in Oakland, California. All operating activities ceased at this location as of October 1, 2017. Plant closure costs were $10.2 million for the year ended December 31, 2017. The real estate was sold in February 2018 for $14.7 million after fees, taxes and commissions, resulting in a gain of $7.5 million.

        In September 2017, the Company announced a $50 per ton price increase for Kraft paper grades and $50 per ton for Saturating Kraft paper shipments beginning October 1, 2017.

        In January 2018, Victory announced that all distribution segment locations across North America received ISO 9001:2015 certification for the design, sales, distribution processing and value added services associated with the supply of packaging materials and related products. International Organization of Standardization (ISO) 9001:2015 focuses on quality management systems and performance and is the most updated standard of its kind.

        In January 2018, the Company announced a $50 per ton price increase for North American containerboard shipments beginning March 1, 2018.

        On January 29, 2018, the Company signed a definitive agreement to be acquired by WestRock for $35.00 per share plus the assumption of long-term debt for a total purchase price of approximately $4.9 billion. The sale is subject to customary closing conditions and approval of the Company's stockholders. The sale is expected to close during the quarter ending September 30, 2018.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

        The following table compares results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,			% of Net Sales
			Increase/ (Decrease)
	2017	2016		2017	2016
Paper and packaging	$2,421,623	$2,199,309	$222,314	73.0%	71.5%
Distribution	980,546	950,037	30,509	29.6%	30.8%
Intersegment Eliminations	(86,509)	(72,089)	(14,420)	(2.6)%	(2.3)%

Net sales	$3,315,660	$3,077,257	$238,403	100.0%	100.0%

Cost of sales, excluding depreciation and amortization	2,364,731	2,214,872	149,859	71.3%	72.0%
Depreciation and amortization	186,801	182,213	4,588	5.6%	5.9%
Freight and distribution expenses	299,872	279,023	20,849	9.0%	9.1%
Selling, general, and administrative expenses	265,131	224,127	41,004	8.0%	7.3%
Multiemployer pension plan withdrawal expense	—	6,376	(6,376)	0.0%	0.2%

Operating income	$199,125	$170,646	$28,479	6.0%	5.5%

Foreign exchange (gain) / loss	(993)	2,255	(3,248)	0.0%	0.0%
Equity method investments income	(1,752)	(548)	(1,204)	(0.1)%	0.0%
Loss on debt extinguishment	1,305	679	626	0.0%	0.0%
Interest expense, net	52,282	40,078	12,204	1.6%	1.3%

Income before provision (benefit) for income taxes	148,283	128,182	20,101	4.6%	4.2%
Provision (benefit) for income taxes	(95,220)	41,930	(137,150)	(2.9)%	1.4%

Net income	$243,503	$86,252	$157,251	7.3%	2.8%

        Paper and Packaging segment net sales increased by $222.3 million to $2,421.6 million for the year ended December 31, 2017 due to $154.7 million of higher prices and a more favorable product mix, $50.3 million of higher sales volume and $14.4 million of increased intersegment sales to the Distribution segment. Average mill selling price per ton for the year ended December 31, 2017 was $677 compared to $623 for 2016, reflecting higher containerboard prices and a more favorable product mix.

        The following price increases contributed to the year-over-year revenue growth for the Paper and Packaging segment:

  •
  In the third quarter of 2016, the Company implemented a $40 per ton price increase for North American containerboard effective for shipments beginning October 1, 2016 and an 8 to 10 percent increase for corrugated products effective for shipments beginning November 1, 2016.

  •
  In the first quarter of 2017, the Company announced a $50 per ton price increase for all North America containerboard products effective for shipments beginning March 13, 2017 and a 10 to 12 percent price increase for all corrugated products.

  •
  In September 2017, the Company announced a $50 per ton price increase for Kraft paper grades and $50 per ton for Saturating Kraft paper for shipments beginning October 1, 2017.

        Distribution segment net sales increased $30.5 million to $980.5 million for the year ended December 31, 2017 compared to 2016, due to higher prices related to the pass thru of higher containerboard costs, partially offset by lower sales volume.

        Paper and Packaging segment sales to customers by product line were as follows:

	Years Ended December 31,
	Net Sales (in thousands)				Tons Sold
			Increase/ (Decrease)				Increase/ (Decrease)
Product Line Revenue:	2017	2016		%	2017	2016		%
Containerboard / Corrugated products	$1,614,936	$1,420,339	$194,597	13.7%	1,858,251	1,796,491	61,760	3.4%
Specialty paper	718,532	692,043	26,489	3.8%	1,005,678	1,023,559	(17,881)	(1.7%)
Other	88,155	86,927	1,228	1.4%	—	—	—	—

Product sold	$2,421,623	$2,199,309	$222,314	10.1%	2,863,929	2,820,050	43,879	1.6%

        Tons of product sold in 2017 was 2,863,929 tons compared to 2,820,050 tons in 2016, an increase of 43,879 tons, or 1.6 percent, as follows:

  •
  Containerboard / Corrugated products sales increased by 61,760 tons to 1,858,251 tons, primarily due to higher domestic containerboard shipments of 83,950 tons and an increase in corrugated products sales of 27,006 tons, partially offset by lower export containerboard shipments of 49,196 tons.

  •
  Specialty paper sales volume decreased by 17,881 tons to 1,005,678 tons, primarily due to a decrease in pulp shipments of 28,365 tons, kraft paper shipments of 26,100 tons and Kraftpak® shipments of 9,484 tons, partially offset by higher DuraSorb® shipments of 46,066 tons.

        Cost of sales, excluding depreciation and amortization expense, for the year ended December 31, 2017 was $2,364.7 million compared to $2,214.9 million for the year ended December 31, 2016, an increase of $149.8 million, or 6.8 percent. The increase in cost of sales was mainly due to $50.9 million of higher manufacturing costs, $33.8 million of higher OCC costs, $24.2 million due to higher sales volume, $14.2 million of higher planned maintenance outage costs, $11.9 million of higher management incentives and benefits, $10.2 million for the closure of the Oakland, California box plant, $8.1 million for the Company's Charleston and Longview paper mills unplanned downtime, $5.9 million for union contract ratification costs, and $2.0 million for a Longview paper mill hazardous piping inspection settlement. These costs were partially offset by $11.4 million of favorable productivity. Planned maintenance outage costs of approximately $46.8 million and $32.6 million are included in cost of sales for the years ended December 31, 2017 and 2016, respectively.

        Depreciation and amortization expense for the year ended December 31, 2017 totaled $186.8 million compared to $182.2 million in 2016. The increase of $4.6 million was primarily due to $6.6 million of higher depreciation expense, partially offset by $2.0 million of lower amortization expense.

        Freight and distribution expenses for the year ended December 31, 2017 totaled $299.9 million compared to $279.0 million in 2016. The increase of $20.9 million was primarily due to a higher percentage of domestic container board shipments and higher operating costs.

        Selling, general and administrative expenses for the year ended December 31, 2017 totaled $265.1 million compared to $224.1 million in 2016. The increase of $41.0 million, or 18.3 percent, was primarily due to $23.0 million of higher management incentives and benefits, a $6.0 million increase in stock compensation expense, $5.1 million related to strategic investments, $4.2 million increase in expense related to the Victory contingent consideration liability and $1.2 million of higher Distribution segment operating costs. For the year ended December 31, 2017, selling, general and administrative expenses as a percentage of net sales increased to 8.0 percent from 7.3 percent in 2016.

        In October 2016, the Company provided formal notification to withdraw from its GCIU multiemployer pension plan. Accordingly, the Company recorded an estimated withdrawal liability of approximately $6.4 million during the year ended December 31, 2016. There was not a similar charge in 2017.

        Foreign exchange (gain) / loss for the year ended December 31, 2017 totaled $(1.0) million compared to $2.3 million in 2016 primarily due to the weakening of the U.S. dollar to euro.

        Equity method investments income for year ended December 31, 2017 totaled $1.8 million compared to $0.5 million in 2016 due to the full year benefit of the Company's 2016 strategic investments.

        Loss on debt extinguishment for the years ended December 31, 2017 and 2016 totaled $1.3 million and $0.7 million, respectively, due to voluntary prepayments on the term loans under the Credit Facility.

        Net interest expense for the year ended December 31, 2017 and 2016 was $52.3 million and $40.1 million, respectively. Interest expense was $12.2 million higher in 2017, due to $8.9 million related to higher interest rates and $3.3 million of implicit interest on the long-term financing obligation. As of December 31, 2017 and 2016 our weighted-average cost of borrowings was 3.13 percent and 2.40 percent, respectively.

        Provision (benefit) for income taxes for the year ended December 31, 2017 and 2016 was a ($95.2) million tax benefit and a $41.9 million tax expense, respectively, reflecting an effective income tax rate of (64.2) percent for 2017, compared to 32.7 percent for 2016. The lower provision (benefit) for income taxes in 2017 primarily reflects a $144.4 million provisional tax benefit from the Tax Act from re-measuring the Company's deferred tax liabilities from 35 percent to the new 21 percent rate, less a transition tax accrual. Absent the Tax Act, the Company's 2017 effective income tax rate would have been 33.2 percent.

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

Liquidity and Capital Resources

        The Company's primary sources of liquidity are net cash provided by operating activities and available borrowing capacity under our revolving credit facility.

Credit Facility

        The Company had $485.9 million available to borrow under the $500 million revolving credit facility ("Revolver") portion of our Credit Facility at December 31, 2017. In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder. The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings). For a description of our Credit Facility, see Note 10 "Short-term Borrowings and Long-term Debt".

Receivables Credit Facility

        Effective as of June 1, 2017, the Company entered into Amendment No. 3 to the Receivables Purchase Agreement (the "Amendment") amending its Receivables Purchase Agreement dated as of September 26, 2014 (as amended from time to time, the "Receivables Purchase Agreement"), which is part of an accounts receivable securitization program (the "Securitization Program") of the Company and certain of its subsidiaries. The Amendment included the following changes to the Receivables Purchase Agreement:

  •
  the aggregate commitment of the Purchasers (as defined in the Receivables Purchase Agreement) under the Receivables Purchase Agreement was increased from $275.0 million to $325.0 million;

  •
  the "Facility Termination Date" (as defined in the Receivables Purchase Agreement) was extended from June 6, 2017 to June 1, 2018; and

  •
  certain definitions used to determine the maximum amount that may be outstanding under the Securitization Program were added or modified, as applicable, in a manner favorable to the Company.

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

        For a description of our Securitization Program, see Note 10 "Short-term Borrowings and Long-term Debt—Receivables Credit Facility".

        As of December 31, 2017, the Company had $308.8 million of outstanding borrowings under its $325.0 million Receivables Credit Facility with an interest rate of 2.31 percent.

Voluntary and Mandatory Prepayments

        For the years ended December 31, 2017 and 2016, the Company made $155.0 million and $64.7 million, respectively, of voluntary prepayments on its term loans under its Credit Facility using cash generated from operations.

        For the years ended December 31, 2017 and 2016, the Company made $50.3 million and $39.3 million, respectively, of mandatory payments throughout the year on the Receivable Credit Facility based on certain trade receivable balances as defined by the Amendment No. 3 to the Receivables Sales Agreement.

Other Borrowing

        In 2017, the Company entered into a $6.2 million financing agreement at an annual interest rate of approximately 2.4 percent for its annual property insurance premiums. The Company repaid this obligation as of December 31, 2017.

        In 2016, the Company paid its annual property insurance premiums with cash on hand.

Debt Covenants

        The Company must comply on a quarterly basis with the financial covenants of its Credit Agreement, including a maximum permitted leverage ratio. The leverage ratio is calculated by dividing the Company's debt net of available cash by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. On December 31, 2017, the Company was in compliance with a leverage ratio of 3.20 to 1.00 compared to a maximum permitted leverage ratio of 4.50 to 1.00.

        The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company's trailing twelve month total earnings before interest expense, taxes, depreciation and amortization and allowable adjustments by the sum of our net cash interest payments during the twelve month period. On December 31, 2017, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 8.98 to 1.00 compared to a minimum required ratio of 3.00 to 1.00.

        As of December 31, 2017, the Company was also in compliance with all other covenants in the Credit Agreement.

Income Taxes

        Income taxes paid, net of refunds, were $45.8 million, $23.8 million and $65.5 million in 2017, 2016 and 2015, respectively. The increase in 2017 was primarily due to higher pre-tax income and the election to defer certain payments from 2016 to 2017. The Company expects its 2018 cash tax rate to be approximately 24 percent.

Sources and Uses of Cash

Years ended December 31 ($ in thousands)	2017	2016	2015
Operating activities	$325,468	$281,920	$262,457
Investing activities	(171,386)	(151,754)	(743,802)
Financing activities	(155,402)	(107,602)	459,699

Total change in cash and cash equivalents	$(1,320)	$22,564	$(21,646)

2017

        Cash and cash equivalents decreased by $1.3 million from December 31, 2016, reflecting $325.5 million provided by operating activities, $171.4 million used in investing activities and $155.4 million used in financing activities.

        Net cash provided by operating activities was $325.5 million, comprised of net income of $243.5 million, non-cash charges of $68.4 million and improved working capital of $13.6 million. Net cash provided by operating activities increased by $43.5 million during the year ended December 31, 2017, compared to 2016, mainly due to $157.3 million of higher net income, $7.6 million decrease in cash used for working capital, partially offset by lower non-cash charges of $121.3 million. The decrease in cash used for working capital is primarily due to higher accrued compensation and accounts payable, partially offset by higher trade receivables reflecting a 14.8 percent increase in net sales.

        Net cash used in investing activities was $171.4 million and includes $138.4 million for capital expenditures and $33.5 million for the API acquisition. Net cash used in investing activities increased by $19.6 million for the year ended December 31, 2017, compared to 2016, primarily due to the API acquisition and higher capital spending in 2017, partially offset by the strategic investment activity in 2016.

        Net cash used in financing activities was $155.4 million and reflects a $155.0 million prepayment of the term loans under the Credit Facility, $38.7 million of quarterly dividend payments, partially offset by $39.6 million of net borrowings under the Receivable Credit Facility. Net cash used in financing activities increased by $47.8 million for the year ended December 31, 2017, compared to 2016, primarily due to higher prepayment of the term loans under the Credit Facility in 2017, partially offset by higher borrowings under the receivables credit facility.

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

Future Cash Needs

        We expect that cash on hand at December 31, 2017 and cash generated from operating activities in 2018 will be sufficient to meet anticipated cash needs, which primarily consists of approximately $169.0 million of expected capital expenditures, approximately $45.0 million of interest expense, $39.0 million of cash dividends to stockholders and any additional working capital needs.

        Should the need arise, we have the ability to draw from our $500.0 million Revolver. In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder. As of December 31, 2017, the Company had no borrowings under the Revolver and $485.9 million of remaining Revolver availability, net of outstanding letters of credit.

        On a long term basis, we expect that cash generated from operating activities and, if needed, the ability to draw from our Revolver and accordion provision, if available, will be sufficient to meet long term obligations. Our long term obligations primarily consist of $1.4 billion of debt service and interest (which includes a $657.6 million final payment on our term loan A-1 and $308.8 million on our Receivable Credit Facility in June 2020 and a final payment on our term loan A-2 in June 2022 of $421.2 million), capital expenditures of approximately $140.0 million to $170.0 million annually, cash dividends to stockholders and working capital needs.

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

Goodwill and Intangibles

        Certain business acquisitions have resulted in the recording of goodwill. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities based on estimated fair value, with any remaining purchase price recorded as goodwill. Goodwill is considered an indefinite lived intangible asset and as such is not amortized. At December 31, 2017, we have goodwill of $720.6 million. In conjunction with the API acquisition in February 2017 the Company's goodwill increased by $15.0 million. See Note 3 "Strategic Investments" of the Notes to Consolidated Financial Statements.

Goodwill Valuations

        Goodwill represents the excess of the cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. At December 31, 2017, we had $720.6 million of goodwill, of which we recorded $170.7 million in connection with the Victory acquisition in 2015, $1.0 million in connection with the CFB acquisition in 2016 and $15.0 million in connection with the API acquisition in 2017. At December 31, 2017, we had $549.9 million and $170.7 million of goodwill allocated to our Paper and Packaging and Distribution segments, respectively.

        We test for impairment annually in the fourth quarter, or sooner, if events or changes in circumstances indicate that the carrying value of the asset may exceed fair value. The test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We maintain three reporting units for purposes of our goodwill testing, Western Paper and Packaging Operations, Eastern Paper and Packaging Operations and Distribution. Regional paper and packaging reporting units make up our Paper and Packaging segment and the Distribution reporting unit is the same as the Distribution segment. Segment information is discussed further in Note 18 "Segment Information" of the Notes to Consolidated Financial Statements.

        In 2017, the Company performed a quantitative assessment. In conducting our quantitative goodwill impairment analysis, we use a two-step process. First, we compare the book value of a reporting unit, including goodwill, with its fair value. The fair value is estimated based on a combined market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled back to the current market capitalization for the Company to ensure that the implied control premium is reasonable. If the book value of a reporting unit exceeds its fair value, we perform the second step to estimate an implied fair value of the reporting unit's goodwill by allocating the fair value for the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The difference between the total fair value of the reporting unit and the fair value of all the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill. The initial step of our impairment test indicated no impairment for any of the years presented.

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

  •
  Growth Rates.  A growth rate is used to calculate the terminal value in the discounted cash flow model. The growth rate is the expected rate at which earnings or revenue is projected to grow beyond the forecast period. The terminal growth rate assumption in our discounted cash flow analysis was 3 percent for all reporting units.

  •
  Discount Rates.  Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected are based on existing conditions within our industry and reflect adjustments for potential risk premiums in those markets as well as weighting of the market cost of equity versus debt. We used discount rates ranging from 9.5 percent to 11.5 percent in determining the discounted cash flows for each of our reporting units.

  •
  EBITDA Multiples.  The market approach requires the use of a valuation multiple to calculate the estimated fair value of a reporting unit. We use an EBITDA multiple based on a selection of comparable companies and recent acquisition transactions within our industries to corroborate the value calculated in our discounted cash flow analysis.

        As of October 1, 2017, we determined that the fair values of all our reporting units were in excess of the carrying amount, and therefore, no goodwill impairment existed. As a result, the second step of the goodwill impairment test was not required to be completed.

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

Pension and Postretirement Benefits

        The Company provides pension and postretirement benefits to certain employees and accounts for these benefits in accordance with ASC 715, Compensation—Retirement Benefits. For financial reporting purposes, long-term assumptions are developed through consultations with actuaries. Such assumptions include the expected long-term rate of return on plan assets, discount rates, health care trend rates and mortality rates. The discount rate for the current year is based on long-term high quality bond rates. We describe these assumptions in Note 12, "Pension and Postretirement Benefits", of the Notes to Consolidated Financial Statements, which include, among others, the discount rate, expected long-term rate of return on plan assets and expected rates of increase in compensation levels. Although there is authoritative guidance on how to select most of these assumptions, management must exercise judgment when selecting these assumptions. We evaluate these assumptions with our actuarial advisors on an annual basis and we believe they are within accepted industry ranges, although an increase or decrease in the assumptions or economic events outside our control could have a direct impact on recorded obligations and reported net earnings.

        A summary of key assumptions for 2017, 2016 and 2015 is as follows:

	Pension Benefits Actuarial Assumptions
	2017	2016	2015
Weighted-average discount rate assumption used to determine PBO at December 31,	4.10%	4.50%	4.66%
Weighted-average actuarial assumptions for net expense:
Discount rate	4.50%	4.66%	4.24%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%

        The measurement date for our plan is year-end as of December 31. Accordingly, at the end of each year, we determine the discount rate to be used to discount pension liabilities to its present value.

This rate is adjusted to match the duration of the liabilities associated with the pension plan. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The Company's estimate of its projected benefit obligation ("PBO") is highly dependent on changes in market interest rates. In estimating this rate at the end of 2017, we reviewed rates of return on relevant market indices and concluded that the Fidelity Bond Modeler is consistent with observable market conditions and industry standards for developing spot rate curves. The impact of the change in market interest rates during 2017 resulted in a $26.3 million increase to our PBO as of December 31, 2017. These changes were recorded through "Accumulated other comprehensive loss," a component of "Stockholders' Equity" in the Consolidated Balance Sheets.

        A significant element in determining our net periodic benefit income is the expected return on plan assets. For 2017, our expected long-term rate of return on plan assets was 6.50 percent, or $36.1 million. This expected return on plan assets is included in the net periodic benefit income for the year ended December 31, 2017.

        Actual return on plan assets was $78.5 million in 2017, an increase of $42.4 million compared to the expected return. The difference between the expected return and the actual return on plan assets is reflected on the Consolidated Balance Sheets through charges (credits) to "Accumulated other comprehensive loss." As of December 31, 2017 and 2016, the fair value of plan assets is $613.1 million and $574.4 million, respectively.

        In addition to the discount rate change, we adopted updated U.S. mortality tables in 2017 for purposes of determining our mortality assumption used in the defined benefit plan's liability calculation. The new assumptions were based on the Society of Actuaries recent mortality experience study and reflect future mortality improvement. Based on our experience and in consultation with our actuaries, we utilized a base RP-2014 with MP-2017 projection scale and appropriate collar adjustments. In 2016, we utilized the RP-2014 mortality tables with MP-2016 projection scale. The updated mortality assumption resulted in a decrease to the PBO of $4.7 million as of the end of 2017 and was recorded through "Accumulated other comprehensive loss."

        The decrease in the discount rate, the change to the updated mortality and other assumptions and overall plan experience has increased the PBO by $19.5 million to $621.9 million as of December 31, 2017 from $602.4 million as of December 31, 2016. As of December 31, 2017 and 2016, the plan's unfunded status was $8.8 million and $28.1 million, respectively.

        We recognized net periodic pension income of $0.4 million in 2017, compared to $0.1 million in 2016. For the year ended December 31, 2018, we estimate net periodic pension income to approximate $8.1 million, reflecting a discount rate of 4.10 percent, an expected return on plan assets of 6.5 percent and amortization of actuarial losses of $2.1 million.

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

Income Taxes

        The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Accordingly, deferred income taxes are provided for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company recognizes the benefit of tax positions when it is more likely than not to be sustained on its technical merits. The Company records interest and penalties on unrecognized tax benefits in the provision for income taxes. As of December 31, 2017, the Company has $0.8 million in valuation allowances.

        As of December 31, 2017, the Company re-measured its deferred income tax liabilities based on the enactment of the Tax Act signed into law on December 22, 2017. The new law reduces the federal statutory tax rate from 35 percent to 21 percent. Accordingly, the Company provisionally reduced its deferred income tax liability by approximately $144 million. Due to this new law, the Company expects its effective income tax and cash tax rates to approximate 24 percent in 2018.

Recent Accounting Pronouncements

        See Note 2 "Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2017 ($000's):

	Payments Due by Period
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt(1)	$1,078,875	$—	$—	$657,637	$—	$421,238	$—
Receivable credit facility(1)	308,849	—	—	308,849	—	—	—
Interest on long-term debt(2)	140,559	45,953	45,936	27,796	14,789	6,085	—
Operating lease obligations(3)	273,866	45,812	40,777	35,349	29,616	24,510	97,802
Capital lease obligation	14,230	561	561	561	561	574	11,412
Purchase obligations(4)(5)	360,247	35,686	32,703	31,938	31,174	30,792	197,954
Victory contingent consideration(6)	20,694	20,694	—	—	—	—	—
Multiemployer pension plan(7)	8,880	444	444	444	444	444	6,660
API long-term incentive plan(8)	5,000	5,000	—	—	—	—	—

Total	$2,211,200	$154,150	$120,421	$1,062,574	$76,584	$483,643	$313,828

(1)
These obligations are reflected on our Consolidated Balance Sheets at December 31, 2017, in long-term debt, net of current portion, as appropriate. See Note 10 "Short-term Borrowings and Long-term Debt" in the Notes to Consolidated Financial Statements.

(2)
Assumes debt is carried to full term. Debt bears interest at variable rates and the amounts above assume future interest will be incurred at the rates in effect on December 31, 2017. These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2017.

(3)
These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2017. See Note 16 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements.

(4)
Purchase obligations are agreements to purchase goods that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased. These obligations are not reflected on our Consolidated Balance Sheets at December 31, 2017. See Note 16 "Commitments and Contingencies" in the Notes to Consolidated Financial Statements regarding the Company's purchase obligation relating to the Long Term Fiber Supply Agreement and the purchase of a contracted volume of natural gas.

(5)
In September, 2015, the Company signed a non-cancellable contract with a third party to produce wood chips for use at the Company's North Charleston and Roanoke Rapids paper mills for twenty years, with an annual purchase obligation of approximately $13.4 million.

(6)
As of December 31, 2017, the Company is obligated to pay $20.7 million of contingent consideration to the former owners of Victory based on achieving certain financial performance criteria for the thirty month period following the closing.

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

(8)
In February 2017, the Company acquired API. As part of the acquisition, the Company signed a four-year long-term incentive agreement with the sellers contingent on the achievement of certain financial targets. This agreement contains an acceleration clause that would trigger upon the sale of the Company prior to the fourth anniversary of the API acquisition. Contingent upon the closing of the KapStone acquisition by WestRock Company announced January 29, 2018, the Company will be required to make a $5.0 million payment to the sellers. As of December 31, 2017, no accrual has been recorded related to this contingent obligation.

        At this time, the Company does not expect to have any required contributions to its defined benefit plan in 2018. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets, changes in interest rates and changes in mortality tables.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Market risk is the sensitivity of income to changes in interest rates, commodity prices and foreign currency changes. The Company is exposed to the following types of market risk: interest rates, commodity prices and foreign currency.

Interest Rates

        Under our Credit Agreement, at December 31, 2017, our Credit Facility consisted of two term loans totaling approximately $1.1 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the "Unused Fee Rate").

        The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company's total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At December 31, 2017 the weighted average interest rate of the term loans was 3.4 percent.

        Under our Receivables Credit Facility, at December 31, 2017, we had $308.8 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At December 31, 2017 the interest rate on outstanding amounts under the Receivables Credit Facility was 2.31 percent.

        Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0%), our annual interest expense would change by approximately $14.1 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

        A hypothetical 10% increase in virgin fiber prices in our mills for a year would increase our costs by approximately $37.0 million. A hypothetical 10% increase in the price of energy throughout the year would increase our cost of energy by approximately $19.0 million.

        We have one contract to purchase coal at fixed prices through December 31, 2018. Contracts for the purchase of natural gas at fixed prices have been layered in for various terms and quantities, with the shortest terms ending in 2019 and the longest terms ending in 2022.

        We are exposed to price fluctuations in the price of our finished goods. The prices we charge for our products are primarily based on market conditions.

Foreign Currency

        We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. As of December 31, 2017 and 2016, the Company did not have any foreign currency forward contracts and foreign exchange forward contracts outstanding.

        As of December 31, 2017, trade accounts receivable denominated in Euros and Mexican Pesos totaled $9.9 million and $3.1 million, respectively.

Item 8.    Financial Statements and Supplementary Data

        Financial statements are attached hereto beginning on Page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures.

        An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 was made by our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference from our definitive proxy statement to be filed with the Securities and Exchange Commission ("SEC") no later than 120 days after the end of the fiscal year covered by this Form 10-K.

        Additional information required by this Item (i) with respect to members of our Board of Directors will be contained in the Company's Proxy Statement to be filed with the SEC under the caption "Proposal 1—Election of Directors", (ii) with respect to our executive officers will be contained in the Company's Proxy Statement under the caption "Executive Officers", (iii) with respect to our audit committee will be contained in the Company's Proxy Statement under the caption "Governance Structure—What Committees has the Board Established?", (iv) with respect to compliance under Section 16(a) of the Securities Exchange Act of 1934 will be contained in Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance", and (v) with respect to our code of ethics will be contained in the Company's Proxy Statement under the caption "Code of Ethics" and is incorporated herein by this reference.

        KapStone adopted a code of ethics that applies to its CEO and CFO, as well as all other officers and employees of the Company and its affiliates. This code of ethics, entitled "Code of Conduct and Ethics," is posted on the Company's website at under "Governance." The Code of Conduct and Ethics is administered by the Chief Compliance Officer of the Company. Any amendment to, or waiver of, a provision of the Code of Conduct and Ethics that applies to the CEO, CFO, or persons performing similar functions will be disclosed on the Company's website under "Governance." We will also provide a copy of the Code of Conduct and Ethics without charge at the written request of any shareholder of record. Requests for copies may be directed to the Chief Compliance Office at our corporate headquarters.

Item 11.    Executive Compensation

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC under the captions "Executive Compensation," "Oversight of Compensation Risk," "Summary Compensation Table," "2017 Grants of Plan-Based Awards," "Outstanding Equity Awards at 2017 Fiscal Year End," "Option Exercises and Stock Vested in 2017," "Pension Benefits in 2017," "Potential Payments upon Change-in-Control or Termination," and "Governance Structure—2017 Director Compensation," and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC under the captions "Stock Ownership—Securities Authorized for Issuance Under Equity Compensation Plans", "Stock Ownership—Security Ownership of Management" and "Stock Ownership—Security Ownership of Certain Beneficial Stockholders" and is incorporated herein by this reference.

Item 13.    Certain Relationships and Related Persons Transactions and Director Independence

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC under the captions "Certain Relationships and Related Person Transactions," and "Governance Structure" is incorporated herein by this reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item will be contained in the Company's Proxy Statement to be filed with the SEC under the caption "Independent Registered Public Accounting Firm" and is incorporated herein by this reference.

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
2.3
Agreement and Plan of Merger, dated as of January 28, 2018, by and among KapStone Paper and Packaging Corporation, WestRock Company, Whiskey Holdco, Inc., Kola Merger Sub and Whiskey Merger Sub. Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 30, 2018.
3.1
Restated Certificate of Incorporation of KapStone Paper and Packaging Corporation (as amended through January 2, 2007). Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 10, 2010.

Exhibit No.		Description
3.2		Amended and Restated Bylaws of KapStone Paper and Packaging. Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 12, 2016.
4.1		Specimen Common Stock Certificate. Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1/A (File No. 333-124601) filed on June 14, 2005.
10.1	*	2006 Incentive Plan amended and restated as of May 18, 2012. Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report filed on Form 10-K filed on March 4, 2013.
10.2	*	2008 Performance Incentive Plan (as amended and restated effective as of January 1, 2013). Incorporated by reference to Annex A to the Registrant's Definitive Proxy Statement filed on April 1, 2013.
10.3	*	Form of Restricted Stock Unit Grant Agreement. Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on April 14, 2008.
10.4	*	2014 Incentive Plan. Incorporated by reference to Annex A to Registrant's Definitive Proxy Statement filed on April 1, 2014.
10.5	*
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

Exhibit No.		Description
10.10		Receivables Purchase Agreement, dated as of September 26, 2014, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on October 1, 2014.
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
Form of Restricted Stock Unit Grant Agreement for executive officer and non-employee director awards under KapStone Paper and Packaging's Incentive Plan. Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017.
10.18	*
Form of Option Agreement for executive officer and non-employee director awards under KapStone Paper and Packaging's Incentive Plan. Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017.

Exhibit No.		Description
10.19		Amendment No. 3 to Receivables Sale Agreement, dated as of February 21, 2017, by and among the Company, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators. Incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017.
10.20
Second Amendment to the Second Amended and Restated Credit Agreement dated as of March 27, 2017, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agents. Incorporated by reference to Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2017.
10.21
Amendment No. 3 to Receivables Purchase Agreement, dated as of June 2, 2017, but effective as of June 1, 2017, by and among KapStone Paper and Packaging Corporation, as the Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A. as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 5, 2017.
10.22
Third Amendment to Second Amended and Restated Credit Agreement dated as of July 26, 2017, by and among KapStone Paper and Packaging Corporation, KapStone Kraft Paper Corporation, as Borrower, the subsidiaries of Borrower named therein, as Guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and Barclays Bank PLC and Wells Fargo Bank, National Association, as co-Syndication Agent. Incorporated by reference to Exhibit 10.22 to the Registrant's Current Report on Form 8-K filed on July 26, 2017.
10.23	*	Form of 2018 Restricted Stock Unit Grant Agreement for executive officer awards under the Kapstone Paper and Packaging 2016 Incentive Plan.
21.1		Subsidiaries.
23.1		Consent of Ernst & Young LLP.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
32.l		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document.
101.SCH		XBRL Taxonomy Extension Schema.
101.CAL		XBRL Taxonomy Extension Calculation Linkbase.
101.DEF		XBRL Taxonomy Extension Definition Linkbase.
101.LAB		XBRL Taxonomy Extension Label Linkbase.
101.PRE		XBRL Extension Presentation Linkbase.

*
Management compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAPSTONE PAPER AND PACKAGING CORPORATION
February 23, 2018	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 23, 2018	By:	/s/ MATTHEW KAPLAN Matthew Kaplan, President, Chief Executive Officer and Director
February 23, 2018	By:	/s/ ANDREA K. TARBOX Andrea K. Tarbox, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 23, 2018	By:	/s/ ROGER W. STONE Roger W. Stone, Executive Chairman of the Board
February 23, 2018	By:	/s/ MARK NIEHUS Mark A. Niehus, Vice President and Corporate Controller
February 23, 2018	By:	/s/ ROBERT J. BAHASH Robert J. Bahash, Director
February 23, 2018	By:	/s/ JOHN M. CHAPMAN John M. Chapman, Director

February 23, 2018		/s/ PAULA H.J. CHOLMONDELEY Paula H.J. Cholmondeley
February 23, 2018	By:	/s/ JONATHAN R. FURER Jonathan R. Furer, Director
February 23, 2018	By:	/s/ DAVID G. GABRIEL David G. Gabriel, Director
February 23, 2018	By:	/s/ BRIAN R. GAMACHE Brian R. Gamache, Director
February 23, 2018	By:	/s/ RONALD J. GIDWITZ Ronald J. Gidwitz, Director
February 23, 2018	By:	/s/ MATTHEW H. PAULL Matthew H. Paull, Director
February 23, 2018	By:	/s/ MAURICE S. REZNIK Maurice S. Reznik, Director
February 23, 2018	By:	/s/ DAVID P. STORCH David P. Storch, Director

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control—Integrated Framework (2013 Framework)."

        Based on this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective.

        Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Company and the Company's internal control over financial reporting and has included their reports herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KapStone Paper and Packaging Corporation

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of KapStone Paper and Packaging Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2006.

Chicago, Illinois
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of KapStone Paper and Packaging Corporation

Opinion on Internal Control over Financial Reporting

        We have audited KapStone Paper and Packaging Corporation's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, KapStone Paper and Packaging Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 23, 2018

KapStone Paper and Packaging Corporation

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$28,065	$29,385
Trade accounts receivable (Includes $425,216 at December 31, 2017, and $368,922 at December 31, 2016, associated with the securitization facility)	443,462	392,962
Other receivables	23,289	13,562
Inventories	315,575	322,664
Prepaid expenses and other current assets	17,470	10,247

Total current assets	827,861	768,820

Plant, property and equipment, net	1,453,607	1,441,557
Other assets	24,431	25,468
Intangible assets, net	297,475	314,413
Goodwill	720,611	705,617

Total assets	$3,323,985	$3,255,875

Liabilities and Stockholders' Equity
Current liabilities:
Capital lease obligation	30	—
Dividend payable	10,302	10,052
Accounts payable	199,574	189,350
Accrued expenses	105,951	76,480
Accrued compensation costs	75,215	48,840
Accrued income taxes	31,458	15,971

Total current liabilities	422,530	340,693

Other liabilities:
Long-term debt (Includes $308,849 at December 31, 2017, and $269,273 at December 31, 2016, associated with the securitization facility)	1,374,502	1,485,323
Long-term financing obligation	82,199	—
Capital lease obligation	4,595	—
Pension and postretirement benefits	14,196	34,207
Deferred income taxes	252,101	405,561
Other liabilities	36,848	85,761

Total other liabilities	1,764,441	2,010,852

Stockholders' equity:
Preferred stock $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$0.0001 par value; 175,000,000 shares authorized; 97,043,750 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2017 and 96,639,920 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2016	10	10
Additional paid-in-capital	291,629	275,970
Retained earnings	894,061	689,668
Accumulated other comprehensive loss	(48,686)	(61,318)

Total stockholders' equity	1,137,014	904,330

Total liabilities and stockholders' equity	$3,323,985	$3,255,875

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Net sales	$3,315,660	$3,077,257	$2,789,345
Cost of sales, excluding depreciation and amortization	2,364,731	2,214,872	1,982,686
Depreciation and amortization	186,801	182,213	162,179
Freight and distribution expenses	299,872	279,023	234,469
Selling, general, and administrative expenses	265,131	224,127	210,844
Multiemployer pension plan withdrawal expense	—	6,376	—

Operating income	199,125	170,646	199,167
Foreign exchange (gain) / loss	(993)	2,255	2,556
Equity method investments income	(1,752)	(548)	—
Loss on debt extinguishment	1,305	679	1,218
Interest expense, net	52,282	40,078	33,759

Income before provision (benefit) for income taxes	148,283	128,182	161,634
Provision (benefit) for income taxes	(95,220)	41,930	55,248

Net income	$243,503	$86,252	$106,386

Other comprehensive income / (loss), net of tax
Foreign currency translation adjustment	373	(551)	—
Defined pension and post-retirement plans:
Net actuarial gain/(loss)	12,178	502	(13,182)
Prior service cost	(2,063)	—	—
Pension and postretirement plan reclassification adjustments:
Amortization (accretion) of prior service costs	(282)	(416)	1,413
Amortization of net loss	2,426	2,403	502

Other comprehensive income/(loss), net of tax	12,632	1,938	(11,267)

Total comprehensive income	$256,135	$88,190	$95,119

Weighted average number of shares outstanding:
Basic	96,859,516	96,533,368	96,257,749

Diluted	98,615,101	97,777,066	97,635,539

Net income per share:
Basic	$2.51	$0.89	$1.11

Diluted	$2.47	$0.88	$1.09

Dividends declared per common share	$0.40	$0.40	$0.40

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Changes in Stockholders' Equity

(In thousands, except share amounts)

	Common Stock, net of Treasury Stock
					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance—December 31, 2014	96,046,554	$10	$255,505	$574,601	$(51,989)	$778,127

Stock-based compensation expense	—	—	9,835	—	—	9,835
Payment of withholding taxes on vested restricted stock awards and options exercised	155,283		(2,508)	—	—	(2,508)
Exercise of stock options	91,256	—	896	—	—	896
Excess tax benefit from stock-based compensation	—	—	1,649	—	—	1,649
Employee Stock Purchase Plan	34,413	—	843	—	—	843
Dividends declared	—	—	—	(38,681)	—	(38,681)
Net income	—	—	—	106,386	—	106,386
Pension and postretirement plan adjustments, net of tax of $6,852	—	—	—	—	(11,267)	(11,267)

Balance—December 31, 2015	96,327,506	$10	$266,220	$642,306	$(63,256)	$845,280

Stock-based compensation expense	—	—	8,938	—	—	8,938
Payment of withholding taxes on vested restricted stock awards and options exercised	149,411	—	(810)	—	—	(810)
Exercise of stock options	100,367	—	858	—	—	858
Excess tax deficiency from stock-based compensation	—	—	(207)	—	—	(207)
Employee Stock Purchase Plan	62,636	—	971	—	—	971
Dividends declared	—	—	—	(38,890)	—	(38,890)
Net income	—	—	—	86,252	—	86,252
Pension and postretirement plan adjustments, net of tax of $1,493	—	—	—	—	2,489	2,489
Foreign currency translation adjustment	—	—	—	—	(551)	(551)

Balance—December 31, 2016	96,639,920	$10	$275,970	$689,668	$(61,318)	$904,330

Stock-based compensation expense	—	—	14,910	—	—	14,910
Payment of withholding taxes on vested restricted stock awards and options exercised	176,444	—	(1,884)	—	—	(1,884)
Exercise of stock options	180,643	—	1,686	—	—	1,686
Employee Stock Purchase Plan	46,743	—	947	—	—	947
Dividends declared	—	—	—	(39,110)	—	(39,110)
Net income	—	—	—	243,503	—	243,503
Pension and postretirement plan adjustments, net of tax of $4,459	—	—	—	—	12,259	12,259
Foreign currency translation adjustment	—	—	—	—	373	373

Balance—December 31, 2017	97,043,750	$10	$291,629	$894,061	$(48,686)	$1,137,014

See notes to consolidated financial statements.

KapStone Paper and Packaging Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net income	$243,503	$86,252	$106,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	155,903	149,318	136,886
Amortization of intangible assets	30,898	32,895	25,293
Stock-based compensation expense	14,910	8,938	9,835
Pension and postretirement	(3,292)	(3,694)	(11,182)
Multiemployer pension plan withdrawal expense	—	6,376	—
Excess tax deficiency / (benefit) from stock-based compensation	—	207	(1,649)
Amortization of debt issuance costs	4,787	4,804	5,546
Loss on debt extinguishment	1,305	679	1,218
Loss on disposal of fixed assets	5,372	3,599	951
Deferred income taxes	(157,918)	(14,440)	11,042
Inventory step-up expense	—	—	5,800
Change in fair value of contingent consideration liability	5,794	1,600	3,700
Equity method investments income, net of cash received	98	(548)	—
Plant closure costs	7,522	—	—
Provision for bad debt expense	3,024	—	—
Changes in assets and liabilities:
Trade accounts receivable, net	(51,040)	(27,452)	8,960
Other receivables	(7,945)	2,685	(1,596)
Inventories	6,904	13,700	(13,086)
Prepaid expenses and other current assets	296	17,063	(13,375)
Other assets	(843)	(993)	478
Accounts payable	9,676	(12,782)	(13,352)
Accrued expenses and other liabilities	10,952	11,806	16,155
Accrued compensation costs	30,075	(15,364)	(7,120)
Accrued income taxes	15,487	17,271	(8,433)

Net cash provided by operating activities	325,468	281,920	262,457

Investing activities
Equity method investments	—	(11,807)	—
Purchase of intangible assets	—	(2,525)	—
Acquisitions, net of cash acquired	(33,500)	(15,438)	(617,046)
Proceeds from the sale of assets	472	4,881	—
Capital expenditures	(138,358)	(126,865)	(126,756)

Net cash used in investing activities	(171,386)	(151,754)	(743,802)

Financing activities
Proceeds from revolving credit facility	422,000	451,000	350,000
Repayments on revolving credit facility	(422,000)	(457,400)	(343,600)
Proceeds from receivables credit facility	89,914	43,001	134,701
Repayments on receivables credit facility	(50,338)	(39,342)	(36,088)
Proceeds from long-term debt	—	—	519,763
Repayments on long-term debt	(155,000)	(64,687)	(116,438)
Repayments on long-term financing obligations	(495)	—	—
Repayments on capital lease	(22)	—	—
Cash dividends paid	(38,722)	(38,736)	(38,729)
Payment of loan amendment and debt issuance costs	(1,488)	(2,250)	(10,790)
Proceeds from other current borrowings	6,214	—	6,615
Repayments on other current borrowings	(6,214)	—	(6,615)
Payment of withholding taxes on stock awards	(1,884)	(810)	(2,508)
Proceeds from exercises of stock options	1,686	858	896
Proceeds from shares issued to ESPP	947	971	843
Excess tax (deficiency) / benefit from stock-based compensation	—	(207)	1,649

Net cash (used in) provided by financing activities	(155,402)	(107,602)	459,699

Net increase (decrease) in cash and cash equivalents	(1,320)	22,564	(21,646)
Cash and cash equivalents-beginning of period	29,385	6,821	28,467

Cash and cash equivalents-end of period	$28,065	$29,385	$6,821

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

        On June 1, 2015, the Company acquired 100 percent of the partnership interests in Victory Packaging, L.P. and its subsidiaries ("Victory"). As a result of the Victory acquisition, the accompanying consolidated financial statements are not comparative. The accompanying consolidated financial statements include the results of Victory since the date of its acquisition, see Note 4 "Victory Acquisition".

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

        Recently Adopted Accounting Standards—In July 2015, the Financial Accounting Standard's Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-11, "Simplifying the Measurement of Inventory", which is intended to simplify the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. Application of the standard, which should be applied prospectively, is required for the annual and interim periods beginning after December 15, 2016. We adopted ASU 2015-11 during the interim period ended March 31, 2017, and it had no material impact on the Company's consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting", which requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee's shares than previously allowed for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We adopted ASU 2016-09 prospectively during the interim period ended March 31, 2017. The adoption of this ASU increased the Company's provision for income taxes by $0.1 million for the year ended December 31, 2017. The Company has elected to continue recognizing estimated forfeitures over the vesting term of the awards.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies

        Revenue Recognition—Revenue is recognized when the customer takes title and assumes the risks and rewards of ownership, when the price is fixed and determinable and when collectability is reasonably assured. Sales with terms f.o.b. (free on board) shipping point are recognized at the time of shipment. For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer's site and when title and risk of loss are transferred. Sales on consignment are recognized in revenue at the earlier of the month that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided all other revenue recognition criteria is met. Incentive rebates are typically paid in cash and are netted against revenue on an accrual basis as qualifying purchases are made by the customer to earn and thereby retain the rebate. During 2017, 2016, and 2015, customer rebates totaled $35.4 million, $34.3 million and $32.7 million, respectively.

        Freight charged to customers is recognized in net sales.

        Cost of Sales—Cost of sales includes material, labor and overhead costs, but excludes depreciation of plant and equipment and amortization. Proceeds received from the sale of by-products generated from the paper and packaging manufacturing process are reflected as a reduction to cost of sales. Income from sales of by-products is derived primarily from the sale of tall oil, hardwood, turpentine and waste bales to third parties. During 2017, 2016 and 2015 cost of sales was reduced by $40.9 million, $32.6 million and $36.1 million, respectively, for these by-product sales.

        Freight and Distribution Expenses—Freight and distribution includes shipping and handling costs for product sold to customers and is excluded from cost of sales.

        Planned Maintenance Outage Costs—The Company recognizes the cost of maintenance activities in the period in which they occur under the direct expense method in accordance with ASC 360, Property, Plant and Equipment. The Company performs planned maintenance outages at its paper mills. Costs of approximately $46.8 million, $32.6 million and $37.4 million related to planned maintenance outages are included in cost of sales for the years ended December 31, 2017, 2016 and 2015, respectively.

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

        No customer accounted for more than 10 percent of consolidated net sales in 2017, 2016 or 2015. In order to mitigate credit risk, the Company obtains letters of credit for certain export customers. For the years ended December 31, 2017, 2016 and 2015, net sales to U.S. based customers were 86 percent, 83 percent and 82 percent, respectively, of consolidated net sales. Net sales to foreign based customers

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

during 2017, 2016 and 2015 were 14 percent, 17 percent and 18 percent, respectively, of consolidated net sales. See Note 18 "Segment Information".

        The Company establishes its allowance for doubtful accounts based upon factors mainly surrounding the credit risks of specific customers and other related information. Once an account is deemed uncollectible, it is written off. At December 31, 2017, 2016 and 2015 changes to the allowance for doubtful accounts are summarized as follows ($000's):

Year ended:	Balance at beginning of year	Acquisition	Charged to Expense	Write-offs	Balance at end of year
December 31, 2017	$1,353	—	$3,024	$(3,723)	$654
December 31, 2016	$1,084	$—	$881	$(612)	$1,353
December 31, 2015	$285	$742	$368	$(311)	$1,084

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

        Fair value of Financial Instruments—The Company's cash and cash equivalents, trade accounts receivables, pension assets, contingent consideration liability and accounts payables are financial assets and liabilities with carrying values that approximate fair value. The Company's variable rate term loans are financial liabilities with fair values that approximate their carrying value of $1.4 billion. See Note 10 "Short-term Borrowings and Long-term debt".

        Inventories—Inventories are valued at the lower of cost or market; whereby cost includes all direct and indirect materials, labor and manufacturing overhead, less by-product recoveries. Costs of raw materials, work-in-process, and finished goods are determined using the first-in, first-out method for KapStone locations with the exception of the Longview Paper mill and the seven western corrugated products manufacturing plants, which are on the last-in, first-out method. In total, these locations represent 18 percent and 22 percent of consolidated inventories as of December 31, 2017 and 2016, respectively. Replacement parts and other supplies are stated using the average cost method. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges of inventory measured at the book value of the item exchanged.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Plant, Property, and Equipment, net—Plant, property, and equipment are stated at cost less accumulated depreciation. Property, plant, and equipment acquired in acquisitions were recorded at fair value on the date of acquisition. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Assets under capital leases are depreciated on a straight-line method over the term of the lease or the useful life, if shorter. The range of estimated useful lives is as follows:

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

        Leases—The Company assesses lease classification as either capital or operating at lease inception or upon modification. We lease 13 of our corrugated products manufacturing plants and most distribution centers, as well as other property and equipment, under operating leases. For purposes of determining straight-line rent expense, the lease term is calculated from the date of possession of the facility, including any periods of free rent and any renewal option periods that are reasonably assured of being exercised.

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

        If the qualitative assessment concludes that the two-step impairment test is necessary, the first step is to compare the book value of the reporting unit, including goodwill, with its fair value. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The Company has identified three reporting units; Western Paper and Packaging Operations, Eastern Paper and Packaging Operations and Distribution. The fair value is estimated based on a market approach and a discounted cash flow analysis, also known as the income approach, and is reconciled to the current market capitalization for the Company to ensure that the implied control premium is reasonable. A discounted cash flow analysis requires the Company to make various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

rates are based on the forecast and long-term business plans of each reporting unit. Discount rate assumptions are considered Level 3 inputs in the fair value hierarchy defined in ASC 820, Fair Value Measurements and Discounts. Management also considers market-multiple information to corroborate the fair value conclusions reached using the discounted cash flow analysis. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company's goodwill impairment analysis is performed annually at the beginning of the fourth quarter. The Company performed a quantitative assessment and it did not result in an impairment charge for any periods presented.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

        Amortization of Debt Issuance Costs—The Company capitalizes costs incurred in connection with borrowings or establishment of credit facilities. These costs are amortized over the life of the borrowing or life of the credit facility using the effective interest method. For the years ended December 31, 2017, 2016 and 2015, $4.8 million, $4.8 million and $5.5 million, respectively, of debt issuance costs have been amortized and recognized within interest expense, net.

        In 2017, 2016 and 2015, the Company recorded losses on debt extinguishment of $1.3 million, $0.7 million and $1.2 million, respectively, due to voluntary prepayments totaling $155.0 million, $64.7 million and $103.5 million, respectively, on the term loans under the Company's senior secured credit facility.

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

        The Distribution segment, which operates under the Victory trade name, provides its customers comprehensive packaging solutions and services and distributes corrugated packaging materials and other specialty packaging products, which include stretch film, void fill, carton sealing tape and other specialty tapes.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standard's Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this update supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition", and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this update supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition—Construction-Type and Production-Type Contracts". The standard will be effective for public entities for annual reporting periods beginning after December 15, 2017 and interim

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

periods therein. Additionally the FASB approved the option to early adopt up to the original effective date (fiscal years beginning after December 15, 2016). The Company did not elect to early adopt this standard.

        The Company has determined that it will adopt this standard utilizing the modified retrospective method, which will result in the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.

        Our implementation team, consisting of senior leadership from finance, legal, sales and operations, reported its progress to management and to the audit committee of our board of directors on a periodic basis. We have completed the significant contract review phase of the assessment and have made all necessary updates to our systems and control environment to support additional disclosures under the new standard. We have also made necessary changes to policies and procedures.

        During our assessment, the Company considered whether the adoption would require a transition from point-in-time revenue recognition to an over-time approach for products produced by the Company without an alternative use, which would result in acceleration of revenue. The Company has determined that based on its enforceable rights included in its contracts or prevailing terms and conditions, an enforceable right of payment that includes a reasonable profit throughout the duration of the contract does not exist. Therefore, the Company will remain at a point-in-time approach and record revenue at the point control transfers to the customer.

        We do not expect to recognize a cumulative adjustment to opening retained earnings under the modified retrospective approach and do not expect that the adoption of this standard to have a material effect on the Company's financial position or results of operations. We anticipate the primary impact to be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.

        In February 2016, the FASB issued ASU 2016-02, "Leases". This guidance revises existing practice related to accounting for leases under ASC Topic 840 Leases for both lessees and lessors. The new guidance in ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840), while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840).

        While the new standard maintains similar accounting for lessors as under ASC 840, it reflects updates to, among other things, align with certain changes to the lessee model. The guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted for all entities.

        The Company does have a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position and disclosures upon the adoption of ASU 2016-02. Our implementation team, consisting of senior leadership from

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

finance, legal, IT and operations, reports its progress to management and to the audit committee of our board of directors on a periodic basis. We are in the process of abstracting data from existing leases and are assessing the need for new or updated systems to support additional disclosures under the new standard. The Company will provide additional disclosure as the implementation progresses.

        In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. This standard replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Current accounting delays the recognition of credit losses until it is probable a loss has been incurred, while the update will require financial assets to be measured at amortized costs less a reserve and equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within that reporting period, and early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments", which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2016-15 will have on our cash flows and related disclosures.

        In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment", which amends the guidance in ASC Topic 350, "Intangibles-Goodwill and Other". The ASU eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The ASU is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The ASU will be applied prospectively. The Company currently does not expect that the adoption of these provisions will have a material effect on our consolidated financial statements and related disclosures, but will simplify the measurement of any impairment loss should goodwill be impaired in the future.

        In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business", which amends the guidance in ASC Topic 805, "Business Combinations". The ASU changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Under the new guidance, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it is not met, the entity then evaluates whether the set meets the requirements that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The ASU defines an output as "the result of inputs and processes applied to those inputs that provide goods or services to customers, investment income (such as dividends or interest), or other revenues." The ASU

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted. The ASU will be applied prospectively to any transactions occurring within the period of adoption. The Company currently does not expect that the adoption of these provisions will have a material effect on our consolidated financial statements.

        In March, 2017, the FASB issued ASU No. 2017-07, "Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation—Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the effect that ASU No. 2017-07 will have on its consolidated financial statements and related disclosures.

        In May 2017, the FASB issued ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU is effective for annual periods beginning after December 15, 2017. This ASU will be applied prospectively when changes to the terms or conditions of a share-based payment award occur. The Company is currently evaluating the effect that ASU No. 2017-07 will have on its consolidated financial statements and related disclosures.

        In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company's provisional adjustments recorded in 2017 to account for the impact of the

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

2. Significant Accounting Policies (Continued)

2017 Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

3. Strategic Investments

API Acquisition

        On February 1, 2017, the Company acquired the assets of Associated Packaging, Inc. and Fast Pak, LLC (together, "API") with operations located in Greer, South Carolina for $33.5 million. The acquisition was funded from borrowings on the Company's revolving credit facility ("Revolver"). API provides corrugated packaging and digital production needs serving a diverse customer base, including an emphasis on fulfillment and kitting for the automotive and consumer products industries. The Company has allocated the purchase price to the assets acquired and liabilities assumed, of which $14.0 million has been allocated to intangible assets (to be amortized over a life of 10 years), $2.8 million to plant, property and equipment, $1.7 million to net working capital and $15.0 million to goodwill (which is deductible for tax purposes). The purchase price allocation is final.

        Transaction fees and expenses for the API acquisition related to due diligence, advisory and legal services have been expensed as incurred. These expenses were $0.4 million for the year ended December 31, 2017, and were recorded as selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income.

        This acquisition further strengthens the Company's goal of increasing mill integration.

        As part of the acquisition, the Company signed a four-year long-term incentive agreement with the sellers contingent on the achievement of certain financial targets. This agreement contains an acceleration clause that would trigger upon the sale of the Company prior to the fourth anniversary of the API acquisition. Contingent upon the closing of the KapStone acquisition by WestRock Company announced January 29, 2018, the Company will be required to make a $5.0 million payment to the sellers. As of December 31, 2017, no accrual has been recorded related to this contingent obligation.

        Operating results of the acquisition since February 1, 2017 are included in the Company's Paper and Packaging segment. The Company's consolidated statement of comprehensive income for the year ended December 31, 2017 includes $22.8 million of net sales and $1.0 million of operating income from this acquired business.

        In conjunction with the API acquisition, the Company signed a 25-year lease agreement with a total commitment of approximately $14.7 million. The Company estimated the fair value of the lease to be $4.7 million based on an assessment of the market values of comparable properties. The lease was capitalized as a long-term building asset and capital lease obligation as the present value of the payments is more than 90 percent of the fair value of the property. Amortization of the asset under this capital lease obligation is included in depreciation expense.

CFB Acquisition

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

3. Strategic Investments (Continued)

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

        For the years ended December 31, 2017 and 2016, the Company recognized $1.8 million and $0.5 million, respectively, of income from these equity method investments.

New Plant Start-up

        In April of 2016, the Company approved a plan to expand its geographical footprint into Southern California with a new sheet plant. As of December 31, 2017, approximately $15.2 million has been invested. In addition, the Company signed a 10-year facility lease agreement with a total commitment of approximately $9.8 million. The new sheet plant started manufacturing boxes in February 2017 and is intended to primarily supply the Company's Victory distribution center in Southern California, as well as other KapStone customers. For the year ended December 31, 2017, $4.4 million of operating expenses were incurred.

4. Victory Acquisition

        On June 1, 2015, the Company purchased 100 percent of the partnership interests in Victory for $615.0 million in cash and $2.0 million for working capital adjustments. Victory, headquartered in Houston, TX, is a North American distributor of packaging materials.

        As of December 31, 2017, the Company is obligated to pay up an additional $20.7 million of contingent consideration to the former owners of Victory based on achieving certain financial performance criteria for the thirty month period following the closing.

        The excess of the purchase price paid at the time of the acquisition over the aggregate estimated fair value of net assets acquired was allocated to goodwill. The purchase price allocation is final.

        There has been no change to the fair value of the assets acquired and liabilities assumed since December 31, 2016.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

4. Victory Acquisition (Continued)

        The following unaudited pro forma consolidated results of operations assume that the acquisition of Victory occurred as of January 1, 2015. The unaudited pro forma consolidated results include the accounting effects of the business combination, including the application of the Company's accounting policies, amortization of intangible assets and depreciation of equipment related to fair value adjustments, interest expense on acquisition related debt, elimination of intercompany sales and income tax effects of the adjustments. The pro forma adjustments are directly attributable to the Victory acquisition, factually supportable and are expected to have a continuing impact on the Company's combined results. Unaudited pro forma data is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

Year Ended December 31, (unaudited) 2015
Net sales	$3,166,725
Net income	$105,466
Net income per share—diluted	$1.08

5. Plant Closure and Assets Held for Sale

        In August 2017, the Company approved and announced the closing of its Paper and Packaging segment box plant located in Oakland, California. All operating activities ceased at this location in October 2017. For the year ended December 31, 2017, the Company recorded charges of $10.2 million, which includes $6.0 million write-off of impaired property, plant and equipment, $1.5 million of severance and other employee costs, $1.7 million of facility carrying costs and $1.0 million write-off of impaired inventory.

        As of December 31, 2017, the Company's Consolidated Balance Sheets includes $7.2 million of land and building held for sale and is included in prepaid expenses and other current assets.

6. Inventories

        Inventories consist of the following at December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Raw materials	$75,616	$79,377
Work in process	4,144	6,371
Finished goods	145,652	151,497
Replacement parts and supplies	93,043	85,857

Inventory at FIFO costs	318,455	323,102
LIFO inventory reserves	(2,880)	(438)

Inventories	$315,575	$322,664

        At December 31, 2017 and 2016, finished goods inventory included inventory consigned to third parties totaling $6.2 million and $9.6 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

7. Plant, Property and Equipment, net

        Plant, property and equipment, net consist of the following at December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Land and land improvements	$72,963	$76,704
Buildings and leasehold improvements	187,521	177,705
Machinery and equipment	1,913,020	1,741,552
Construction-in-process	54,863	99,172

	2,228,367	2,095,133
Less accumulated depreciation and amortization	774,760	653,576

Plant, property, and equipment, net	$1,453,607	$1,441,557

        Depreciation expense for the years ended December 31, 2017, 2016 and 2015, was $155.9 million, $149.3 million and $136.9 million, respectively.

8. Goodwill and Other Intangible Assets

        The following table shows changes in goodwill for the years 2017 and 2016:

	Paper and Packaging	Distribution	Total Goodwill
Balances at December 31, 2015	$533,851	$170,741	$704,592
CFB acquisition	1,025	—	1,025

Balances at December 31, 2016	$534,876	$170,741	$705,617
API acquisition	14,994	—	14,994

Balances at December 31, 2017	$549,870	$170,741	$720,611

        The following table shows changes in other intangible assets for the years 2017 and 2016:

Intangible Assets, Net
Balances at December 31, 2015	$344,583
CFB acquisition	2,200
Other	525
Amortization expense	(32,895)

Balances at December 31, 2016	$314,413
API acquisition	13,960
Amortization expense	(30,898)

Balances at December 31, 2017	$297,475

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

8. Goodwill and Other Intangible Assets (Continued)

        Intangible assets other than goodwill include the following:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived trademarks	$70,185	$(34,614)	$35,571	$69,325	$(32,060)	$37,265
Customer lists and relationships	346,504	(92,758)	253,746	333,404	(67,260)	266,144
Lease, contracts and other	30,243	(22,085)	8,158	30,243	(19,239)	11,004

Total	$446,932	$(149,457)	$297,475	$432,972	$(118,559)	$314,413

        Amortization expense for the years ended December 31, 2017, 2016 and 2015, was $30.9 million, $32.9 million and $25.3 million, respectively. The increase in amortization expense for the year ended December 31, 2016 was primarily due to the Victory acquisition.

        Estimated amortization expense for the next five years, beginning with 2018, is as follows: $30.8 million, $30.4 million, $29.8 million, $26.7 million, and $22.8 million. At December 31, 2017, the weighted average remaining useful life for trademarks is 20.5 years; customer relationships is 10.8 years; other contractual agreements is 5.6 years; and for intangible assets in total is 11.8 years.

9. Accrued Expenses

        Accrued expenses consist of the following at December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Real and property taxes	$14,748	$13,090
Energy costs	12,911	12,527
Capital spending	9,915	7,883
Customer rebates	8,940	9,998
Worker's compensation	6,416	8,249
Current postretirement obligation	1,106	1,378
Freight	3,881	2,354
Contingent consideration	20,694	—
Other accruals	27,340	21,001

Accrued expenses	$105,951	$76,480

10. Short-term Borrowings and Long-term Debt

Short-term Borrowings

        As of December 31, 2017, the Company had no amounts outstanding under its revolving credit facility and had borrowing availability of $485.9 million.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Short-term Borrowings and Long-term Debt (Continued)

Other Borrowing

        In 2017, the Company entered into a short-term financing agreement of $6.2 million at an annual interest rate of 2.4 percent for its annual property insurance premiums. The Company repaid this obligation as of December 31, 2017.

Long-term Debt

        Long-term debt consists of the following at December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Term loan A-1 under Credit Agreement with interest payable monthly at LIBOR of 1.57% plus 1.75% at December 31, 2017	$657,637	$775,500
Term loan A-2 under Credit Agreement with interest payable monthly at LIBOR of 1.57% plus 1.875% at December 31, 2017	421,238	458,375
Receivable Credit Facility with interest payable monthly at LIBOR of 1.56% plus 0.75% at December 31, 2017	308,849	269,273

Total long-term debt	1,387,724	1,503,148
Less unamortized debt issuance costs	(13,222)	(17,825)

Long-term debt, net of debt issuance costs	$1,374,502	$1,485,323

        Interest paid for the years ended December 31, 2017, 2016 and 2015, was $44.7 million, $32.9 million and $28.1 million, respectively. Interest paid was $11.8 million higher for the year ended 2017, primarily due to higher interest rates, partially offset by lower term loan balances due to $155.0 million of prepayments made in 2017.

        The principal portion of the total long-term debt at December 31, 2017 becomes due as follows:

2018	$—
2019	—
2020	966,486
2021	—
2022	421,238

Total	$1,387,724

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

10. Short-term Borrowings and Long-term Debt (Continued)

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

        In July 2017, the Company entered into the Third Amendment ("Third Amendment") to the Credit Agreement. The Third Amendment modified the financial covenant in the Credit Agreement related to maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on September 30, 2017, December 31, 2017 and March 31, 2018, and modified certain defined terms used in the calculation of the financial covenants in a manner favorable to the Company. The Company paid approximately $1.3 million of loan amendment fees associated with the Third Amendment, which are being amortized over the remaining term of the Credit Agreement using the effective interest method.

        During 2017, the Company made two voluntary prepayments totaling $155.0 million on its term loans under the credit facility and as a result, $1.3 million of unamortized debt issuance costs were written-off as loss on debt extinguishment.

Receivables Credit Facility

        Effective as of June 1, 2017, the Company entered into Amendment No. 3 to the Receivables Purchase Agreement (the "Amendment") amending its Receivables Purchase Agreement dated as of September 26, 2014 (as amended from time to time, the "Receivables Purchase Agreement"), which is part of an accounts receivable securitization program (the "Securitization Program") of the Company and certain of its subsidiaries. The Amendment included the following changes to the Receivables Purchase Agreement:

  •
  the aggregate commitment of the Purchasers (as defined in the Receivables Purchase Agreement) under the Receivables Purchase Agreement was increased from $275.0 million to $325.0 million;

  •
  the "Facility Termination Date" (as defined in the Receivables Purchase Agreement) was extended from June 6, 2017 to June 1, 2018; and

  •
  certain definitions used to determine the maximum amount that may be outstanding under the Securitization Program were added or modified, as applicable, in a manner favorable to the Company.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

10. Short-term Borrowings and Long-term Debt (Continued)

        Under our Securitization Program, the Company and its subsidiaries that participate in the Securitization Program (the "Originators") sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC ("KAR"), which is considered a wholly-owned, bankruptcy-remote variable interest entity ("VIE"). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of December 31, 2017, $425.2 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a group of financial institutions under a one-year $325 million facility (the "Receivables Credit Facility") for proceeds of $308.8 million. The assets of KAR are not available to the Company until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

        The Company included the Receivables Credit Facility in Long-term debt on the Consolidated Balance Sheets based on management's intent to continue to refinance this agreement until the maturity of the Term loan A-l which is June 1, 2020. The Company also has the ability to refinance this short-term obligation on a long-term basis using its Revolver. There are no additional requirements as to when borrowings under the Revolver would need to be repaid other than the maturity date of June 1, 2020.

Debt Covenants

        Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

        As of December 31, 2017, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

        As of December 31, 2017, the fair value of the Company's debt approximates the carrying value of $1.4 billion as the variable interest rates re-price frequently at current market rates. As of December 31, 2017 and 2016 our weighted-average cost of borrowings was 3.13 percent and 2.40 percent, respectively.

11. Long-term Financing Obligations

        In 2015, the Company signed non-cancellable contracts with a third party to construct facilities to produce wood chips for the use at the Company's North Charleston and Roanoke Rapids paper mills for twenty years, with an annual purchase obligation of approximately $13.4 million. The Company has evaluated these agreements and concluded that they represent in-substance leases under ASC 840, Leases. In accordance with the special provisions discussed in ASC 840-40-55-15, language within the contracts result in the Company assuming a certain level of construction risk, and as such, the Company is considered the accounting owner of the assets during the construction period, even though these facilities are being constructed and financed entirely by the third party. Accordingly, as the third-

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

11. Long-term Financing Obligations (Continued)

party incurred the construction project costs, the assets and corresponding financial obligation were recorded in plant, property and equipment, net and other liabilities in the Company's consolidated balance sheets. As of December 31, 2017 and 2016, $88.2 million and $46.6 million, respectively, for these facilities is included in property, plant and equipment, net.

        Upon completion of each project, the Company evaluated if the in-substance leases met certain 'sale-leaseback' criteria under ASC 840. The contract did not meet such requirements, which is the expectation for each of these contracts, and $82.2 million is recorded as a financing liability as of December 31, 2017. Payments under these contracts are allocated between a reduction of the financing obligation and interest expense, utilizing an imputed interest rate in accordance with ASC 840.

        The Company incurred $3.3 million of implicit interest expense on these long-term financing obligations for the year ended December 31, 2017.

12. Pension and Postretirement Benefits

        The Company and its subsidiaries has a defined benefit retirement plan ("Plan") for certain eligible employees. The Plan provides benefits based on years of credited service and stated dollar level multipliers for each year of service.

        The Company also provides postretirement health care insurance benefits through an indemnity plan and a health maintenance organization plan for certain salary and hourly employees and their dependents. Individual benefits generally continue until age 65. The Company does not pre-fund these benefits, and, accordingly, there are no postretirement plan assets. The postretirement plan also includes a retiree contribution requirement for certain salaried and certain hourly employees. The retiree contribution amount is adjusted annually.

        The liabilities for the benefit obligation for the eligible union groups are based on the collective bargaining agreements currently in effect. Current and future negotiations on collective bargaining agreements could have an effect on these liabilities.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The changes in benefit obligations and Plan assets at December 31, 2017 and 2016 were:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$602,426	$626,056	$7,515	$9,418
Service cost	3,582	4,215	12	28
Interest cost	26,626	28,237	262	332
Actuarial loss (gain)	26,310	(2,583)	(110)	(818)
Participant contributions	—	—	363	526
Benefits paid	(39,758)	(53,499)	(1,599)	(1,971)
Plan amendment	2,740	—	—	—

Benefit obligation at end of year	$621,926	$602,426	$6,443	$7,515

Change in Plan Assets
Fair value of plan assets at beginning of year	$574,356	$593,125	$—	$—
Actual return on plan assets	78,469	34,730	—	—
Employer contributions	—	—	1,236	1,445
Participant contributions	—	—	363	526
Benefits paid	(39,758)	(53,499)	(1,599)	(1,971)

Fair value of plan assets at end of year	$613,067	$574,356	$—	$—

        The funded status and amounts recognized in our consolidated balance sheets at December 31, 2017 and 2016 were:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Funded Status at End of Year	$(8,859)	$(28,070)	$(6,443)	$(7,515)

Amounts Recognized in Consolidated Balance Sheets:
Accrued expenses	$—	$—	$(1,106)	$(1,378)
Pension and postretirement benefits	(8,859)	(28,070)	(5,337)	(6,137)

Net amount recognized	$(8,859)	$(28,070)	$(6,443)	$(7,515)

Amounts Recognized in Accumulated Other Comprehensive Income / (Loss)—(Pre-tax)
Total net actuarial (gain) loss	$79,908	$101,193	$(1,851)	$(3,208)
Prior service cost	2,469	21	(1,317)	(2,079)

Total	$82,377	$101,214	$(3,168)	$(5,287)

Weighted-Average Discount Rate Assumption used to Determine Projected Benefit Obligations at December 31, 2017 and 2016	4.10%	4.50%	3.91%	4.20%

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The accumulated benefit obligation for the defined Plan was $621.9 million and $602.4 million at December 31, 2017 and 2016, respectively.

        The change in our Plan's funded status in 2017 is primarily due to higher earnings in plan assets and changes in mortality and other assumptions, partially offset by a lower discount rate applied to the pension obligation. In 2017, we used the new mortality tables from the Society of Actuaries and evaluated our mortality experience to establish mortality assumptions. Based on our experience and in consultation with our actuaries, we utilized a base RP-2014 with MP-2017 projection scale. In 2016, we utilized the RP-2014 mortality tables with MP-2016 projection scale.

        The plan amendment cost of $2.7 million represents the respective negotiated increases in pension benefits for various union participants during 2017 for all applicable past service measured at the contract's effective date.

        Components of pension benefit and other postretirement benefit income was:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$3,582	$4,215	$4,723	$12	$28	$33
Interest cost	26,626	28,237	27,610	261	332	428
Expected return on plan assets	(36,082)	(37,327)	(41,082)	—	—	—
Amortization of prior service cost (benefit)	292	95	275	(762)	(762)	(242)
Amortization of net loss (gain)	5,208	4,657	1,934	(1,467)	(812)	(1,126)

Benefit income	$(374)	$(123)	$(6,540)	$(1,956)	$(1,214)	$(907)

        Weighted-Average actuarial assumptions used to determine benefit costs were:

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Discount rate	4.50%	4.66%	4.24%	4.20%	4.12%	3.78%
Long-term rate of return on plan assets	6.50%	6.50%	6.50%	—	—	—

        The Company assumed health care cost trend rates for its postretirement benefits plans as follows:

Plans	2018
Health care cost trend rate assumed for next year	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.50%
Year the rate reaches the ultimate trend rate	2029

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The effect of a one percentage point increase or decrease in the assumed health care cost trend rates at December 31, 2017 is summarized below:

Change in Health Care	Minus 1%	Plus 1%
Service and interest cost	$(6)	$6
Accumulated benefit obligation	$(132)	$138

        Other changes in Plan assets and benefit obligations recognized in accumulated other comprehensive loss were:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Net actuarial (gain) loss	$(16,077)	$15	$(110)	$(818)
Prior service cost / (credit)	2,740	—	—	—
Amortization of prior service (cost) benefit	(292)	(95)	762	762
Amortization of net gain (loss)	(5,208)	(4,657)	1,467	812

Net amount recognized before tax	$(18,837)	$(4,737)	$2,119	$756

        The amounts in accumulated other comprehensive loss expected to be recognized as components of net pension expense during 2018 are as follows:

	Pension Benefits	Other Benefits
Prior service cost (benefit)	$509	$(761)
Net actuarial loss / (gain)	$2,109	$(561)

        For the pension plan, accumulated actuarial gains and losses in excess of 10 percent of the accumulated benefit obligation are amortized over the average future service period of approximately 8.4 years.

        As of December 31, 2017 and 2016, $(48.5) million and $(60.8) million, respectively, were included net of tax in accumulated other comprehensive loss.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

  Plan Assets

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2017 was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,698	$—	$—	$7,698
Equity securities:
Common stock	97	—	—	97
Domestic equity mutual funds	12,560	—	—	12,560
International equity mutual funds	52,101	—	—	52,101
U.S. large cap collective funds	—	112,411	—	112,411
Fixed income:
Corporate bonds and notes	—	229,275		229,275
U.S. Government securities	—	76,659		76,659
Limited partnership investments	—	—	11,180	11,180

	$72,456	$418,345	$11,180	$501,981

Assets measured at Net Asset Value
Hedge funds:
Fixed income funds				37,976
Equity funds				73,110

Total assets at fair value				$613,067

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The table below resents a summary of changes in the fair value of the Plans' level three assets as of December 31, 2017:

Year ended December 31, 2017	Limited Partnership Investments	Total
Balance, beginning of year	$13,343	$13,343
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total gains or (losses):
Included in changes in net assets	1,007	1,007
Included in other comprehensive income	—	—
Purchases, issuances, sales, and settlements:
Purchases	263	263
Issuances	—	—
Sales	(3,433)	(3,433)
Settlements	—	—

Balance, end of year	$11,180	$11,180

The amount of total gains or losses for the year included in changes in net assets attributed to the change in unrealized gains or losses relating to assets still held at the reporting date	$219	$219

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The fair value of Plan assets, summarized by level within the fair value hierarchy as of December 31, 2016 was as follows:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$16,973	$—	$—	$16,973
Equity securities:
Common stock	12,869	—	—	12,869
Domestic equity mutual funds	9,556	—	—	9,556
International equity mutual funds	48,539	—	—	48,539
U.S. large cap collective funds	—	96,518	—	96,518
Fixed income:
Corporate bonds and notes		201,241		201,241
U.S. Government securities		78,163		78,163
Limited partnership investments	—	—	13,343	13,343

	$87,937	$375,922	$13,343	$477,202

Assets measured at Net Asset Value
Hedge funds:
Fixed income funds				34,897
Equity funds				62,257

Total assets at fair value				$574,356

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

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        Hedge funds are privately owned institutional investment funds that generally have moderate liquidity. Hedge funds seek specified levels of return, regardless of market conditions, and generally have a low correlation to public equity and debt markets. Hedge funds often invest substantially in financial market instruments (stocks, bonds, commodities, currencies, derivatives, etc.) using a broad range of trading activities to manage portfolio risks. Plan holdings in hedge funds are valued using the net asset value ("NAV") provided by the administrator of the fund and reviewed by the Company. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities and divided by the number of shares or units outstanding. These assets are reported at NAV as a practical expedient. For the year ended December 31, 2017, the Plan held investments in hedge funds with restrictions on redemption for the first year after funds are invested, and funds restricting investment redemption to a 25 percent gate in any given quarter.

        The Company believes that the reported amounts for these investments are a reasonable estimate of their fair value at December 31, 2017. However, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value at the reporting date.

        To develop the expected long-term rate of return on plan assets assumption for the Plan, the Company considers the current asset allocation strategy, the historical investment performance, and the expectations for future returns of each asset class.

        The Company's Plan weighted-average asset allocations and target asset allocations at December 31, 2017 and 2016, by asset category were as follows:

	2017	2016	Target Allocation
Fixed income	56%	55%	53%
Equity securities	41%	40%	47%
Cash	1%	3%	—%
Other	2%	2%	—%

Total	100%	100%	100%

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

        The Company currently does not anticipate making any contributions to the Plan in 2018. This estimate is based on current tax laws, Plan asset performance, and liability assumptions, which are subject to change. The Company anticipates making contributions to the postretirement plans in 2018 as claims are submitted.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

12. Pension and Postretirement Benefits (Continued)

        The following table presents estimated future gross benefit payments for the Company's plans:

	Pension Benefits	Other Benefits
2018	$39,271	$1,127
2019	39,482	969
2020	39,670	849
2021	40,310	580
2022	40,681	501
Succeeding 5 years	201,294	1,532

  Multiemployer Pension Plan

        In conjunction with each of the Longview and U.S. Corrugated acquisitions, the Company assumed participation in the GCIU-Employer Retirement Fund for a total of approximately 300 hourly employees at four corrugated products manufacturing plants. For the plan year ended December 31, 2015, the most recent date for which information was available, the contributions made by the Company were less than 5.3 percent of the total employers' contributions to the multiemployer plan.

        On October 31, 2016, the Company provided formal notification to the plan trustee of its withdrawal from the plan and cessation of plan contributions effective December 31, 2016. Management has updated its analysis of the estimated withdrawal liability recorded as of December 31, 2017. The estimated withdrawal liability of approximately $6.4 million did not change. It is based on annual payments of approximately $0.4 million over 20 years, discounted at a credit adjusted risk-free rate return of approximately 3.6 percent. This liability is based on an analysis of the facts currently available to management; however, the withdrawal liability will ultimately be determined by the plan trustee.

  Defined Contribution Plans

        We offer a 401(k) Defined Contribution Plans ("Contribution Plans") to eligible employees. The Company's monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. The expense related to this plan was $23.0 million, $9.2 million and $22.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, for matching contributions.

        In 2017, the Company restored matching contributions to its Contribution Plans for certain employees that were previously suspended during 2016. As a result, contributions were $13.8 million higher for the year ended December 31, 2017, compared to 2016.

13. Income taxes

        The Company's U.S. federal statutory income tax rates were 35.0 percent for each of 2017, 2016 and 2015. The Company's effective income tax rates for the years ended December 31, 2017, 2016 and 2015 were (64.2) percent, 32.7 percent and 34.2 percent, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Income taxes (Continued)

        The Company's provision for income taxes for the years ended December 31, 2017, 2016 and 2015 consists of the following:

	Years Ended December 31,
	2017	2016	2015
Income before provision (benefit) for income taxes:
United States	$144,585	$125,540	$159,790
Foreign	3,698	2,642	1,844

Total	$148,283	$128,182	$161,634

Provision (benefit) for income taxes:
Current:
US federal	$54,808	$49,131	$40,324
State and local	6,451	6,002	3,116
Foreign	1,439	1,237	766

Total current	62,698	56,370	44,206

Deferred:
US federal	(156,655)	(14,841)	10,990
State and local	(1,280)	401	52
Foreign	17	—	—

Total deferred	(157,918)	(14,440)	11,042

Total United States	(96,676)	40,693	54,482
Foreign	1,456	1,237	766

Total provision (benefit) for income taxes	$(95,220)	$41,930	$55,248

        For the years ended December 31, 2017, 2016 and 2015, substantially all income was earned in the United States. Foreign earnings primarily include results from Victory's operations in Mexico, which were acquired June 1, 2015.

        Income taxes paid, net of refunds, were $45.8 million, $23.8 million and $65.5 million in 2017, 2016 and 2015, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Income taxes (Continued)

        The Company's effective income tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2017	2016	2015
Statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.9%	2.0%	2.3%
Domestic manufacturing deduction	(3.6)%	(3.6)%	(2.9)%
Tax Cuts and Jobs Act	(97.4)%	—%	—%
Other	(0.1)%	(0.7)%	(0.2)%

Effective income tax rate	(64.2)%	32.7%	34.2%

        The Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017 resulted in a provisional net tax benefit of $144.4 million, comprised of a $144.7 tax benefit from re-measuring federal deferred tax liabilities from 35 percent to 21 percent, partially offset by a $0.3 million transition tax expense. Absent the Tax Act, the Company's 2017 effective income tax rate would have been 33.2 percent.

        While the Company's analysis of the final impact from the Tax Act has not been completed, reasonable estimates can be made and therefore these provisional estimates are reflected in our consolidated financial statements. Adjustments will be made during the measurement period under SEC Staff Bulletin No. 118.

        At this time, we do not expect any material impact to the Company from other aspects of the Tax Act; however, due to the complexity of the new tax rules we are continuing to evaluate the Tax Act and the application of ASC 740. Therefore the recorded tax effects in the 2017 financial results are provisional estimates that will be adjusted and disclosed, as necessary, in future reporting periods as new information becomes available. The new information that could cause us to adjust in future periods the tax effects already recorded as of December 31, 2017, include changes to deferred tax assets and liabilities pending the final determination of 2017 taxable income when the 2017 tax return is prepared; transition tax computational adjustments from E&P calculations, foreign taxes paid and foreign tax credit limitations; and from new information from the Internal Revenue Service, the SEC and the FASB as further guidance is issued.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Income taxes (Continued)

        The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016, are as follows:

	December 31,
	2017	2016
Deferred tax assets resulting from:
Accrued compensation costs	$5,091	$8,200
Pension and postretirement benefits	5,267	16,010
Stock based compensation	8,200	10,433
State tax credit and net operating loss carry-forwards	4,090	2,819
Other	5,286	5,519

Total deferred tax assets	$27,934	$42,981

Valuation allowance	(822)	—

Net deferred tax assets	$27,112	$42,981

Deferred tax liabilities resulting from:
Depreciable assets	(246,518)	(398,921)
Goodwill and intangible assets	(28,359)	(40,810)
Other	(4,336)	(8,811)

Total deferred tax liabilities	$(279,213)	$(448,542)

Net deferred tax liabilities	$(252,101)	$(405,561)

        The Company has $21.4 million of state tax net operating loss carry-forwards, which are available to reduce future taxable income in various state jurisdictions and expire between 2029 and 2037. The Company has $3.8 million of state tax credit carry-forwards, which expire between 2018 and 2026. The Company believes that it is not more likely than not that the benefit from state tax credit carryforwards and other state deferred tax assets in certain states will be realized. In recognition of this risk the Company has provided a partial valuation allowance of $1.0 million on those deferred tax assets ($0.8 million net of federal benefit).

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

        Total unrecognized tax benefits as of December 31, 2017 and December 31, 2016 are $0.7 million and $0.5 million, respectively. Unrecognized tax benefits and related accrued interest and penalties are included in other liabilities in the accompanying Consolidated Balance Sheets. The Company does not expect a material change in its unrecognized tax benefits within the next twelve months.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

13. Income taxes (Continued)

        In the normal course of business, the Company is subject to examination by taxing authorities. The Company's open federal tax years are 2014, 2015 and 2016. The Company has open tax years for state and foreign income tax filings generally starting in 2013.

14. Stockholder's equity

Employee Stock Purchase Plan

        In December 2009, the Company established the KapStone Paper and Packaging Corporation Employee Stock Purchase Plan ("ESPP"), effective January 1, 2010. The ESPP allows for employees to purchase shares of Company stock at a five percent discount from market price. A total of 1,000,000 shares were reserved for future purchases under the ESPP (amount reflects the stock split announced in December 2013). A total of 46,743 shares and 62,636 shares were issued under the ESPP for the years ended December 31, 2017 and 2016, respectively.

Common Stock Reserved for Issuance

        At December 31, 2017, approximately 6.3 million shares of common stock were reserved for issuance, including 5.6 million shares for stock awards and 0.7 million shares for the ESPP.

Cash Dividends

        For the years ended December 31, 2017 and 2016, we paid $38.7 million of dividends to stockholders. On December 15, 2017, the board of directors approved a quarterly cash dividend $0.10 per share, which was paid on January 12, 2018, to stockholders of record as of December 29, 2017.

15. Stock-Based Compensation

Share-Based Plan

        On May 11, 2016, stockholders of the Company approved the 2016 Incentive Plan ("2016 Plan").

        Under the 2016 Plan, awards may be granted to employees, officers and directors of, and consultants and advisors to, the Company. The maximum number of shares was increased to 9.1 million shares of our common stock which will initially be available for all awards, subject to adjustment in the event of certain corporate transactions described in the 2016 Plan.

        As of December 31, 2017, approximately 5.6 million shares were reserved for granting additional stock options, restricted stock awards or stock appreciation rights. If any award is forfeited or expires without being exercised, or if restricted stock is repurchased by the Company, the common shares subject to the award shall be available for additional grants under the 2016 Plan. The number of shares available under the 2016 Plan is subject to adjustment in the event of any stock split, stock dividend, recapitalization, spin-off or other similar action. Options intended to qualify, under the standards set forth in certain federal tax rules as incentive stock options ("ISOs"), may be granted only to employees while actually employed by the Company. Non-employee directors, consultants and advisors are not entitled to receive ISOs. Option awards granted under the 2016 Plan are exercisable for a period fixed by the administrator, but no longer than 10 years from the date of grant, at an exercise price which is not less than the fair market value of the shares on the date of the grant.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        The compensation committee of the board of directors has authority over the granting of all stock awards, but may delegate that authority to the full board of directors or, subject to certain exceptions, the Chief Executive Officer or another executive officer of the Company. The Company accounts for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

        Total non-cash stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
	2017	2016	2015
Stock option compensation expense	$6,096	$4,564	$4,938
Restricted stock unit compensation expense	8,814	4,374	4,897

Total stock-based compensation expense	$14,910	$8,938	$9,835

        Total unrecognized stock-based compensation cost related to the stock options and restricted stock as of December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
Unrecognized stock option compensation expense	$4,709	$3,849
Unrecognized restricted stock unit compensation expense	5,891	4,899

Total unrecognized stock-based compensation expense	$10,600	$8,748

        As of December 31, 2017, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 2.0 years and 1.9 years, respectively.

Stock Options

        In 2017, 2016 and 2015 the Company granted stock options for 975,873, 1,265,046 and 668,362 common shares, respectively, to executive officers, directors and employees as compensation for service. The Company's outstanding stock options awarded to employees generally vest as follows: 50 percent after two years and the remaining 50 percent after three years. Stock options granted in 2017, 2016, and 2015 have a contractual term of ten years. The stock options are subject to forfeiture should these employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events such as termination with cause. The exercise price of these stock options is based on the average market price of our common stock on the date of grant. Compensation expense is recorded on an accelerated basis over the awards' vesting periods.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        A summary of information related to stock options is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value (dollars in thousands)
Outstanding at December 31, 2014	2,759,306	$11.81
Granted	668,362	30.24
Exercised	(108,952)	10.35
Lapsed (forfeited or cancelled)	(52,816)	23.03

Outstanding at December 31, 2015	3,265,900	15.45
Granted	1,265,046	12.78
Exercised	(121,146)	10.06
Lapsed (forfeited or cancelled)	(116,719)	22.70

Outstanding at December 31, 2016	4,293,081	14.61
Granted	975,873	22.20
Exercised	(192,260)	10.14
Lapsed (forfeited or cancelled)	(148,113)	22.34

Outstanding at December 31, 2017	4,928,581	$16.07	6.1	$40,027

Exercisable at December 31, 2017	2,605,778	$13.75	4.0	$28,515

        The total intrinsic value of options exercised during 2017, 2016 and 2015 was $2.3 million, $0.8 million and $2.0 million, respectively.

        The weighted average fair value of the Company stock options granted in 2017, 2016 and 2015 was $7.78, $3.82 and $9.45, respectively. The fair value of awards granted in 2017, 2016 and 2015 was $7.6 million, $4.8 million and $6.3 million, respectively. The fair value was calculated using the Black-Scholes option-pricing model based on the market price at the grant date and the weighted average assumptions specific to the underlying options. The expected life used by the Company is based on the historical average life of stock option awards. The expected volatility assumption is based on the volatility of the Company's common stock from the same time period as the expected term of the stock options. The risk-free interest rate was selected based upon yields of U.S. Treasury issues with a term similar to the expected life of the stock options.

        Cash proceeds from the exercise of stock options for the years ended December 31, 2017, 2016, and 2015 was $1.7 million, $0.9 million and $0.9 million, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        The assumptions utilized for determining the fair value of stock options awarded during the years 2017, 2016 and 2015 are as follows:

	December 31,
	2017	2016	2015
KapStone Stock Options Black-Scholes assumptions (weighted average):
Expected volatility	43.40%	43.63%	38.73%
Expected life (years)	5.25	5.07	4.92
Risk-free interest rate	2.05%	1.35%	1.36%
Expected dividend yield	1.76%	1.81%	1.55%

Restricted Stock

        In 2017, 2016 and 2015, the Company granted restricted stock units of 475,446, 393,389 and 214,051 to executive officers, directors, and employees as compensation for service. Restricted stock units for executive officers and certain employees are restricted as to transferability until they generally vest three years from the grant date or upon a grantee of such restricted stock units attaining the age 65. Restricted stock units for directors are restricted as to transferability until they generally vest one year from the grant date or upon a grantee of such restricted stock units attaining the age of 65. These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the average market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards' vesting periods.

        The following table summarizes non-vested restricted stock amounts and activity:

	Units	Weighted Average Grant Price
Outstanding at December 31, 2014	588,067	$16.98
Granted	214,051	30.41
Vested	(228,825)	10.94
Forfeited	(23,284)	20.43

Outstanding at December 31, 2015	550,009	$24.60
Granted	393,389	12.79
Vested	(215,243)	15.00
Forfeited	(36,435)	23.16

Outstanding at December 31, 2016	691,720	$20.93
Granted	475,446	22.42
Vested	(261,718)	26.51
Forfeited	(42,522)	20.49

Outstanding at December 31, 2017	862,926	$20.11

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

15. Stock-Based Compensation (Continued)

        The fair value of awards granted in 2017, 2016 and 2015 was $10.7 million, $5.0 million and $6.5 million, respectively. The fair value of awards vested in 2017, 2016 and 2015 was $6.9 million, $3.2 million and $2.5 million, respectively.

16. Commitments and Contingencies

Commercial Commitments

        The Company's commercial commitments as of December 31, 2017 represent commitments not recorded on the balance sheet, but potentially triggered by future events, and primarily consist of letters of credit to provide security for certain transactions and operating leases as requested by third parties. The Company had $14.1 million and $16.6 million of these commitments as of December 31, 2017 and 2016, respectively, with all expiring in 2018 if not renewed. No amounts have been drawn under these letters of credit.

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

Years Ended December 31,
2018	$45,812
2019	40,777
2020	35,349
2021	29,616
2022	24,510
Thereafter	97,802

Total	$273,866

        The Company's rental expense under operating leases amounted to $51.0 million, $49.1 million and $36.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in rental expense for the year ended December 31, 2016 reflects the full year impact of the inclusion of approximately 60 distribution centers assumed with the Victory acquisition on June 1, 2015.

Purchase Obligations

        In conjunction with the 2008 Charleston Kraft Division acquisition, the Company entered into a 15-year fiber supply agreement. Pursuant to the agreement, expiring in 2023, the Company's North Charleston mill will purchase approximately 25 percent of its pine pulpwood and 60 percent of its saw timber requirements. The purchases are based on market prices and are accounted for as raw

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)

materials. The Company's North Charleston mill purchased approximately $29.8 million, $35.2 million and $39.1 million of materials in accordance with the agreement for years ended December 31, 2017, 2016 and 2015, respectively.

        The Company has contracted with a third party to produce wood chips for use at the Company's North Charleston and Roanoke Rapids paper mills for twenty years, with an annual purchase obligation of approximately $13.4 million.

        The Company has committed to purchase $27.5 million of natural gas through 2022.

Union Contract Status

        At December 31, 2017, we had approximately 6,400 employees. Of these, approximately 2,400, or 38 percent, are represented by trade unions under collective bargaining agreements. The majority of our unionized employees are represented by the United Steel Workers union.

        Currently, there is a collective bargaining agreement in effect with respect to approximately 630 employees at the Longview paper mill through May 2024, approximately 560 employees at the North Charleston paper mill through June 2025 and approximately 310 employees at the Roanoke Rapids paper mill through August 2020.

Contingent Consideration

        The Company's contingent consideration obligation relates to the Victory acquisition that was consummated on June 1, 2015. As of December 31, 2017, the Company is obligated to pay an additional $20.7 million of contingent consideration to the former owners of Victory based on achieving certain financial performance criteria for the thirty month period following the closing.

Legal claims

        The Company and its subsidiaries are from time to time subject to various administrative and legal investigations, claims and proceedings incidental to our business, including environmental and occupational, health and safety matters, labor and employment matters, personal injury and property damage claims, contractual, commercial and other disputes and taxes. We establish reserves for investigations, claims and proceedings when it is probable that liabilities exist and we can reasonably estimate the amount of such liabilities (including any losses, costs and expenses). We also maintain insurance that may limit our financial exposure for defense costs, as well as liability, if any, for claims covered by the insurance (subject also to deductibles and self-insurance amounts). Any investigation, claim or proceeding has an element of uncertainty, and we cannot predict or assure the outcome of any investigation, claim or proceeding involving the Company or any of its subsidiaries, particularly those described below that cannot be assessed due to their preliminary nature. It is possible that any of the investigations, claims and proceedings against the Company or its subsidiaries, including those described below, could be decided unfavorably against the Company or any of its subsidiaries involved in such matters and could also result in losses, costs or expenses in excess of any reserve we have established. Accordingly, it is possible that an adverse outcome from any investigation, claim or proceeding (including associated penalties, costs and expenses) could exceed any reserve we may have accrued in

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

16. Commitments and Contingencies (Continued)

an amount that could have a material adverse effect on our consolidated results of operations, cash flows and financial condition.

        The Company's subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the "Site"). The U.S. Environmental Protection Agency ("EPA") asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision ("ROD") for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3 percent) for the selected remedy are $342 million, although many uncertainties remain that could result in increased remedial costs. This estimate does not include actual costs already incurred to date for remedial investigation and feasibility studies or potential natural resource damage claims by parties allegedly affected by the contamination at the Site. The Company has received notice from the Elliot Bay Trustee Council regarding the Company's potential liability for natural resource damages arising from the Site. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant with approximately 45 other potentially responsible parties in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2020. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site, including any liability for the current or any future third-party claims associated with the Site.

        In January 2017, the Company received a letter from the state of Washington Department of Ecology ("WDOE") contending that the Company is, along with several other companies, responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may store or have stored petroleum products. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the WDOE. Upon expiration of the 1998 agreement, groundwater monitoring continued. In June 2017, the WDOE further notified the Company that WDOE determined Longview is a potentially liable party related to the release or threatened release of petroleum at the site. The Company has responded to the notices and has been engaged in discussions with the WDOE and other potentially liable parties. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this matter.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

17. Net income per share

        The Company's basic and diluted net income per share is calculated as follows:

	Years Ended December 31,
	2017	2016	2015
Net income	$243,503	$86,252	$106,386
Weighted-average number of common shares for basic net income per share	96,859,516	96,533,368	96,257,749
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,285,701	915,488	1,096,085
Unvested restricted stock awards	469,884	328,210	281,705

Weighted-average number of shares for diluted net income per share	98,615,101	97,777,066	97,635,539

Net income per share—basic	$2.51	$0.89	$1.11
Net income per share—diluted	$2.47	$0.88	$1.09

        A total of 1,670,288 and 1,107,999 weighted average unexercised stock options were outstanding at December 31, 2017 and 2016, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

18. Segment Information

        Paper and Packaging: This segment manufactures and sells a wide variety of container board, corrugated products, and specialty paper for industrial and consumer markets.

        Distribution: Through Victory, a North American distributor of packaging materials, with approximately 60 distribution centers located in the United States, Mexico and Canada, the Company provides packaging materials and related products to a wide variety of customers.

        Each segment's operating income is measured on operating profits before foreign exchange losses, equity method investments income and interest expense, net.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

18. Segment Information (Continued)

        An analysis of operations by segment is as follows:

	Net Sales
Year Ended December 31, 2017	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging(a):
Containerboard / Corrugated products	$1,528,427	$86,509	$1,614,936
Specialty paper	718,532	—	718,532
Other	88,155	—	88,155

Total Paper and Packaging	$2,335,114	$86,509	$2,421,623	$227,388	$155,605	$129,360	$2,620,391
Distribution	980,546	—	980,546	30,204	23,667	2,258	652,544
Corporate	—	—	—	(58,467)	7,529	6,740	51,050
Intersegment eliminations	—	(86,509)	(86,509)

	$3,315,660	$—	$3,315,660	$199,125	$186,801	$138,358	$3,323,985

	Net Sales
Year Ended December 31, 2016	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging(a):
Containerboard / Corrugated products	$1,348,250	$72,089	$1,420,339
Specialty paper	692,043	—	692,043
Other	86,927	—	86,927

Total Paper and Packaging	$2,127,220	$72,089	$2,199,309	$181,157	$151,506	$116,022	$2,541,634
Distribution	950,037	—	950,037	29,296	23,027	4,349	658,208
Corporate	—	—	—	(39,807)	7,680	6,494	56,033
Intersegment eliminations	—	(72,089)	(72,089)	—	—	—	—

	$3,077,257	$—	$3,077,257	$170,646	$182,213	$126,865	$3,255,875

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

18. Segment Information (Continued)

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

(a)
The Paper and Packaging segment income excludes $1.8 million and $0.5 million of income from equity method investments for the years ended December 31, 2017 and 2016, respectively.

(b)
Results for the year ended December 31, 2015 includes Victory for the period June 1 through December 31, 2015 and represents the entire Distribution segment.

	Years Ended December 31,
Net sales by location:	2017	2016	2015
To customers located in the United States	$2,849,995	$2,540,592	$2,300,806
Foreign and export sales to foreign based customers	465,665	536,665	488,539

Total	$3,315,660	$3,077,257	$2,789,345

        No foreign country accounted for more than 10 percent of consolidated net sales in 2017, 2016, or 2015.

        Substantially all long-lived assets are located within the United States.

19. Quarterly Financial Information (Unaudited)

        The following tables set forth the historical unaudited quarterly financial data for 2017 and 2016. The information for each of these periods has been prepared on the same basis as the audited consolidated financial statements and, in our opinion, reflects all adjustments consisting only of normal

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

19. Quarterly Financial Information (Unaudited) (Continued)

recurring adjustments necessary to present fairly our financial results. Operating results for previous periods do not necessarily indicate results that may be achieved in any future period.

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Fiscal 2017:
Net sales	$765,843	$822,717	$868,418	$858,682
Gross profit(1)	$86,609	$108,508	$122,512	$146,627
Operating income(2)	$20,124	$41,195	$59,745	$78,061
Net income(3)	$5,992	$19,776	$30,026	$187,709
Net income per share:
Basic	$0.06	$0.20	$0.31	$1.94
Diluted	$0.06	$0.20	$0.30	$1.90

(1)
Gross profit is defined as net sales less cost of sales, depreciation and amortization, freight, and distribution expenses. Gross profit includes the following:

•
planned maintenance outage costs of $6.2 million, $17.6 million, $13.0 million and $10.0 million in the quarters ended March 31, June 30, September 30 and December 31, 2017, respectively;

•
California plant closure costs of $8.9 million and $1.3 million in the quarters ended September 30 and December 31, 2017, respectively;

•
union contract ratification costs of $5.0 million and $0.9 million in the quarters ended March 31 and September 30, 2017, respectively; and

•
Ontario, California plant operating expenses of $1.3 million, $1.0 million, $1.0 million and $1.1 million in the quarters ended March 31, June 30, September 30, and December 31, 2017, respectively.

(2)
Operating income includes Victory contingent consideration expense (income) of $2.5 million, $1.1 million, $(3.9) million and $6.1 million in the quarters ended March 31, June 30, September 30 and December 31, 2017, respectively.

KAPSTONE PAPER AND PACKAGING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands, except share and per share amounts)

19. Quarterly Financial Information (Unaudited) (Continued)

(3)
For the quarter ended December 31, 2017, net income includes a $144.4 million provisional income tax benefit due to the passage of the Tax Act on December 22, 2017.

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Fiscal 2016:
Net sales(1)	$738,215	$784,911	$776,636	$777,495
Gross profit(2)	$95,340	$99,067	$111,121	$95,621
Operating income	$34,600	$43,513	$55,008	$37,525
Net income	$16,174	$20,722	$31,018	$18,338
Net income per share:
Basic	$0.17	$0.21	$0.32	$0.19
Diluted	$0.17	$0.21	$0.32	$0.19

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

(2)
Operating income in the quarter ended December 31, 2016, includes a $6.4 million charge for withdrawing from a GCIU multiemployer pension plan.

Note: The sum of the quarters may not equal the total of the respective years' earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding throughout the year.

20. Subsequent Events

        On January 29, 2018, the Company signed a definitive agreement to be acquired by WestRock for $35.00 per share plus the assumption of long-term debt for a total purchase price of approximately $4.9 billion. The sale is subject to customary closing conditions and approval of the Company's stockholders. If approved, the sale is expected to close during the quarter ending September 30, 2018.

        On February 1, 2018, the Company signed a contract to sell land and building in Oakland, California for $14.7 million after fees, taxes and commissions. In conjunction with this sale, the Company will record a gain of $7.5 million in the first quarter of 2018.