Form 10-Q
period 2018-03-31
KAPSTONE PAPER & PACKAGING CORP
filed 2018-04-18
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐  No  ☒

There were 97,780,723 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at April 12, 2018.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,684	$28,065
Trade accounts receivable (Includes $419,357 at March 31, 2018, and $425,216 at December 31, 2017, associated with the receivables credit facility)	437,889	443,462
Other receivables	21,179	23,289
Inventories	333,731	315,575
Prepaid expenses and other current assets	21,125	17,470
Total current assets	832,608	827,861
Plant, property and equipment, net	1,467,093	1,453,607
Other assets	25,546	24,431
Intangible assets, net	289,731	297,475
Goodwill	720,611	720,611
Total assets	$3,335,589	$3,323,985
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$20,000	$—
Other current borrowings	6,767	—
Short-term financing obligations	1,072	—
Capital lease obligation	31	30
Dividend payable	10,145	10,302
Accounts payable	220,543	199,574
Accrued expenses	81,525	105,951
Accrued compensation costs	43,999	75,215
Accrued income taxes	17,726	31,458
Total current liabilities	401,808	422,530
Other liabilities:
Long-term debt (Includes $304,409 at March 31, 2018, and $308,849 at December 31, 2017, associated with the receivables credit facility)	1,371,238	1,374,502
Long-term financing obligations	92,340	82,199
Capital lease obligation	4,587	4,595
Pension and postretirement benefits	11,320	14,196
Deferred income taxes	253,926	252,101
Other liabilities	31,535	36,848
Total other liabilities	1,764,946	1,764,441
Stockholders’ equity:
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 97,672,143 shares issued and outstanding (excluding 40,000 treasury shares) at March 31, 2018 and 97,043,750 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2017	10	10
Additional paid-in-capital	299,737	291,629
Retained earnings	917,047	894,061
Accumulated other comprehensive loss	(47,959)	(48,686)
Total stockholders’ equity	1,168,835	1,137,014
Total liabilities and stockholders’ equity	$3,335,589	$3,323,985

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$799,195	$765,843
Cost of sales, excluding depreciation and amortization	554,821	562,461
Depreciation and amortization	46,365	45,348
Freight and distribution expenses	76,586	72,988
Selling, general, and administrative expenses	63,611	66,485
Merger expenses	13,532	—
Gain on sale of property	(7,453)	—
Operating income	51,733	18,561
Foreign exchange gain	(37)	(82)
Pension income	(3,092)	(1,563)
Equity method investments income	(520)	(677)
Interest expense, net	14,345	10,730
Income before provision for income taxes	41,037	10,153
Provision for income taxes	8,296	4,161
Net income	$32,741	$5,992
Other comprehensive income
Foreign currency translation adjustment	481	359
Pension and postretirement plan reclassification adjustments, net of tax:
Accretion of prior service costs	(48)	(117)
Amortization of net loss	294	636
Other comprehensive income, net of tax	727	878
Total comprehensive income	$33,468	$6,870

Weighted average number of shares outstanding:
Basic	97,331,105	96,698,637
Diluted	99,716,527	98,463,667
Net income per share:
Basic	$0.34	$0.06
Diluted	$0.33	$0.06
Dividends declared per common share	$0.10	$0.10

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$32,741	$5,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	38,621	37,758
Amortization of intangible assets	7,744	7,590
Stock-based compensation expense	3,007	5,265
Pension and postretirement	(2,552)	(572)
Amortization of debt issuance costs	1,176	1,179
Loss on disposal of assets	428	526
Deferred income taxes	1,747	1,521
Change in fair value of contingent consideration liability	—	2,516
Equity method investments income, net of cash received	(520)	(167)
Plant closure costs	793	—
Provision for bad debt expense	447	—
Gain on sale of property	(7,453)	—
Changes in assets and liabilities:
Trade accounts receivable, net	5,126	(21,145)
Other receivables	2,230	(659)
Inventories	(18,156)	(17,870)
Prepaid expenses and other current assets	(10,903)	(12,549)
Other assets	(715)	(208)
Accounts payable	9,048	41,413
Accrued expenses and other liabilities	(12,847)	964
Accrued compensation costs	(31,107)	(3,139)
Accrued income taxes	(13,732)	(15,746)
Net cash provided by operating activities	5,123	32,669

Investing activities
Capital expenditures	(37,025)	(38,669)
Acquisition, net of cash acquired	—	(33,500)
Proceeds from the sale of property	14,681	—
Net cash used in investing activities	(22,344)	(72,169)

Financing activities
Proceeds from revolving credit facility	110,500	122,988
Repayments on revolving credit facility	(90,500)	(97,000)
Proceeds from receivables credit facility	23,274	17,031
Repayments on receivables credit facility	(27,714)	(21,621)
Proceeds from other current borrowings	6,767	6,214
Repayments on long-term financing obligations	(256)	—
Repayments on capital lease	(9)	—
Cash dividends paid	(9,723)	(9,664)
Payment of withholding taxes on vested stock awards	(1,783)	(856)
Proceeds from exercises of stock options	6,390	451
Proceeds from shares issued to ESPP	494	487
Payment of Victory contingent consideration	(9,600)	—
Net cash provided by financing activities	7,840	18,030

Net decrease in cash and cash equivalents	(9,381)	(21,470)
Cash and cash equivalents-beginning of period	28,065	29,385
Cash and cash equivalents-end of period	$18,684	$7,915

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In these consolidated financial statements, certain amounts in prior periods have been reclassified to conform to the current period presentation.  The Company adopted Accounting Standards Update (“ASU”) No. 2017-07 during the interim period ended March 31, 2018. As a result, the presentation of $1.6 million of certain components of net periodic benefit cost in the Consolidated Statements of Comprehensive Income have been reclassified from cost of sales, excluding depreciation and amortization, to pension income for the quarter ended March 31, 2017.  This reclassification did not affect the Company’s net income, financial position, or cash flows.

2.                                      Recently Adopted and New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Effective January 1, 2018, the Company adopted the requirements of Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.  The adoption of Topic 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations.  The adoption of this topic did result in the addition of required disclosures within the notes to the financial statements, as disclosed in Note 3, Revenue.

Our implementation team consisted of senior leadership from finance, legal, sales and operations with periodic progress reporting to management and to the audit committee of our board of directors.  Implementation consisted of a review of the Company’s significant contracts and an evaluation of our systems and control environment to support additional disclosures under the new standard, as well as updates to policies and procedures.

During our assessment, the Company considered whether the adoption would require a transition from point-in-time revenue recognition to an over-time approach for products produced by the Company without an alternative use, which would result in acceleration of revenue. The Company concluded that based on its enforceable rights included in its contracts or prevailing terms and conditions, an enforceable right of payment that includes a reasonable profit throughout the duration of the contract does not exist. Therefore, the Company will remain at a point-in-time approach and record revenue at the point control transfers to the customer.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Effective January 1, 2018, the Company adopted ASU 2016-15.  During the quarter, the Company paid $20.7 million of contingent consideration to the former owners of Victory based on achieving certain financial performance criteria for the thirty month period following the closing. Accordingly, the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability of $9.6 million was classified as a financing outflow, while the amounts paid in excess of the acquisition date fair value of $11.1 million was classified as an operating activity in the Company’s Consolidated Statements of Cash Flows.

In March, 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation—Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). Effective January 1, 2018, the Company adopted ASU 2017-07.  The adoption of this ASU retrospectively, utilizing the allowable practical expedient by using the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, which resulted in a $1.6 million reclassification between cost of sales, excluding depreciation and amortization, and pension income in the Company’s Consolidated Statements of Comprehensive Income for the period ended March 31, 2017.

New Accounting Pronouncements Not Yet Adopted

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

The Company does have a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position and disclosures upon the adoption of ASU 2016-02. Our implementation team, consisting of senior leadership from finance, legal, IT and operations, reports its progress to management and to the audit committee of our board of directors on a periodic basis. We are in the process of abstracting data from existing leases and are assessing the need for new or updated systems to support additional disclosures under the new standard. The Company will provide additional disclosure as the implementation progresses.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in 2017 to account for the impact of the 2017 Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

3.                                      Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to key Paper and packaging product lines, see segment disclosure note.

	Three Months Ended March 31,
	2018	2017

Paper and packaging	$546,689	$525,690
Distribution	231,210	218,199
Other	21,296	21,954
Net sales	$799,195	$765,843

Paper and Packaging Revenue

Paper and Packaging includes containerboard, corrugated products and specialty paper products manufactured at our facilities located in the United States.  Sales to customers are initiated through a purchase order and are governed by our standard terms and conditions, written agreements or both.  Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of our products.  Transfer of control occurs at a specific point-in-time.  Based on the enforceable rights included in our contracts or prevailing terms and conditions, products produced by the Company without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the contract.  Sales with terms f.o.b. (free on board) shipping point are recognized at the time of shipment.  For sales transactions with terms f.o.b. destination, revenue is recorded when the product is delivered to the customer’s site.  Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Certain customers may receive cash-based incentives (rebates or credits), which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.  For the three months ended March 31, 2018 and 2017, paper and packaging customer incentives totaled $4.4 million and $8.3 million, respectively.  As of March 31, 2018 and 2017, a reserve for estimated unpaid rebates of $4.6 million and $8.0 million, respectively, is included in accrued expenses on the Company’s Consolidated Balance Sheets.  If we determined our obligations under a warranty claim is probable and subject to reasonable determination, an estimation of our liability is recorded as an offset against revenue at that time.  As of March 31, 2018 and 2017 reserves for warranty claims were not material. The adoption of Topic 606 did not have a significant impact on our estimates for variable consideration.

Freight charged to customers is recognized in net sales.

Distribution Revenue

Our distribution operations distribute corrugated packaging materials and other specialty packaging products to customers in the United States, Canada and Mexico.  Sales to customers are initiated through a purchase order and are governed by standard terms and conditions, written agreements or both.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of our products at a specific point-in-time.  While the distribution business makes wide use of stocking arrangements with customers to ensure consistent on-time delivery, based on the enforceable rights included in our contracts or prevailing terms and conditions, products without an alternative use are not protected by an enforceable right of payment that includes a reasonable profit throughout the duration of the contract.  As such, revenue is recorded when the product is delivered to the customer’s site.  If goods are not purchased by a customer after a period of time specified by the contract terms, customers may be billed and goods are shipped.  Certain customers may request that Victory hold the goods after billing for an additional period specified in the contract terms. In such circumstances, the Company recognizes revenue as control of the goods transfers to the customer.  Consignment sales are recognized in revenue at the earlier of the period that the goods are consumed or after a period of time subsequent to receipt by the customer as specified by contract terms, provided control of the promised goods or services has transferred.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Certain customers may receive cash-based incentives (rebates or credits), which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.  For each of the three months ended March 31, 2018 and 2017, distribution customer incentives totaled $2.4 million.  As of March 31, 2018 and 2017, a reserve for estimated unpaid rebates of $2.8 million and $2.0 million, respectively, is included in accrued expenses on the Company’s Consolidated Balance Sheets.

Upfront consideration paid to a customer associated with the execution of a master agreement (“prebate”) is capitalized and amortized as a reduction in transaction prices over the expected sales impacted by the agreement.  For the three months ended March 31, 2018 and 2017, unamortized prebates totaled $1.9 million and $0.8 million, respectively.  If we determined our obligations under a warranty claim is probable and subject to reasonable determination, an estimation of our liability is recorded as an offset against revenue at that time.  As of March 31, 2018 and 2017 reserves for warranty claims were not material. The adoption of Topic 606 did not have a significant impact on our estimates for variable consideration.

Freight charged to customers is recognized in net sales.

Other Revenue

Lumber — The Company generates revenue from the sale of lumber produced at its Summerville, South Carolina lumber mill.  Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our commodity products upon delivery to the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.

Power — The Company generates revenue from power generation at its North Charleston and Longview Mills.  Power revenue at the North Charleston mill is recognized from the sale of shaft horsepower generated by a cogeneration facility.  The supply of shaft horsepower is recognized as revenue over-time as energy is produced and delivered (output measure).  Power revenue at the Longview mill is recognized from the sale of electricity and is recognized over time as electricity is generated and is delivered to the customer.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general and administrative expense.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

4.                                      Merger

On January 28, 2018, KapStone, WestRock Company (“WestRock”), Whiskey Holdco, Inc., a wholly-owned subsidiary of WestRock (“Holdco”), Kola Merger Sub, Inc., a wholly-owned subsidiary of Holdco (“KapStone Merger Sub”), and Whiskey Merger Sub, Inc., a wholly-owned subsidiary of Holdco (“WestRock Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the terms and conditions thereof, WestRock will acquire all of the outstanding shares of KapStone through a transaction in which: (i) WestRock Merger Sub will merge with and into WestRock, with WestRock surviving such merger (the “WestRock Merger”) as a wholly-owned subsidiary of Holdco and (ii) KapStone Merger Sub will merge with and into KapStone, with KapStone surviving such merger as a wholly-owned subsidiary of Holdco (the “Merger”).

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the WestRock Merger and the Merger (the “Effective Time”): (i) each share of common stock, par value $0.0001 per share, of KapStone (the “KapStone Common Stock”) issued and outstanding immediately prior to the Effective Time (excluding any shares of KapStone Common Stock that are held (a) in treasury or (b) by any KapStone stockholder who is entitled to exercise, and properly exercises, appraisal rights with respect to such shares of KapStone Common Stock) will be converted into the right to receive, at the election of the stockholder (subject to proration as described below): (a) $35.00 in cash, without interest (the “Cash Consideration”), or (b) 0.4981 shares of common stock (the “Holdco Common Stock”), par value $0.01 per share, of Holdco (the “Stock Consideration” and, together with the Cash Consideration, the “Merger Consideration”); and (ii) each share of common stock, par value $0.01 per share, of WestRock issued and outstanding immediately prior to the Effective Time will be converted into one share of Holdco Common Stock.

KapStone stockholders will be permitted to make an election to receive the Stock Consideration by submitting an election form no later than 5:00 p.m., Eastern time, on the business day immediately prior to the stockholder meeting of KapStone that will be held to adopt the Merger Agreement (the “KapStone Stockholders Meeting”). Any KapStone stockholder not making an election to receive the Stock Consideration will receive the Cash Consideration. Elections by KapStone stockholders for the Stock Consideration will be subject to proration procedures set forth in the Merger Agreement that will limit the total amount of the Stock Consideration to be issued to KapStone stockholders such that the Stock Consideration will be received in respect of no more than 25 percent of the shares of KapStone Common Stock issued and outstanding immediately prior to the Effective Time.

The completion of the Merger is subject to customary conditions, including, without limitation: the adoption of the Merger Agreement by KapStone stockholders at the KapStone Stockholders Meeting; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of other required antitrust approvals; and the effectiveness of a registration statement on Form S-4 in connection with the potential issuance of shares of Holdco Common Stock in the Merger. The Merger is expected to close by the end of the quarter ending September 30, 2018 or during the following quarter.

To assist the Company in its sale process, the Company retained two financial advisors to advise the board of directors and management and to render customary “fairness opinions” to the Company and the board of directors regarding the Merger Consideration to be paid upon consummation of the Merger.  As of March 31, 2018, the financial advisors had been paid $10.2 million in the aggregate for their services.  Upon consummation of the Merger, the Company is obligated to pay the two firms an additional $34.1 million in the aggregate.  For the quarter ended March 31, 2018, the Company incurred $13.5 million of Merger-related expenses in total.

In connection with the Merger, KapStone has entered into retention agreements or change in control severance agreements (“Severance Agreements”) with certain employees, and intends to enter into success bonus agreements with certain employees. Payment under any such agreement is or will be contingent upon the consummation of the Merger.  KapStone has entered into Severance Agreements with each of our non-director executive officers, each providing for severance payments in an amount equal to a fixed amount not to exceed two times the sum of such executive officer’s annual base salary and target bonus. The success bonus agreements have not been made final and remain subject to KapStone’s discretion (subject to a $3.0 million limitation on aggregate success bonus payments for all KapStone employees pursuant to the Merger Agreement).

5.                                      Plant Closure

On August 1, 2017, the Company approved and announced the closing of its Paper and Packaging segment box plant located in Oakland, California.  All operating activities ceased at this location in October 2017.  For the quarter ended March 31, 2018, the Company recorded an additional charge of $0.9 million for impaired property, plant and equipment, $0.6 million of other costs and $0.3 million for the dismantling of equipment, related to this plant closing.

On February 1, 2018, the Company sold the land and building in Oakland, California for $14.7 million after fees, taxes and commissions and recorded a gain of $7.5 million.

6.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended March 31, 2018 and 2017 totaled $14.7 million and $6.2 million, respectively, and are included in cost of sales.  The increase is due to a boiler upgrade at the North Charleston, South Carolina paper mill which resulted in lost paper production of approximately 26,000 tons.

7.                                      Inventories

Inventories consist of the following at March 31, 2018 and December 31, 2017, respectively:

	(unaudited)
	March 31,	December 31,
	2018	2017
Raw materials	$92,636	$75,616
Work in process	4,152	4,144
Finished goods	146,377	145,652
Replacement parts and supplies	93,721	93,043
Inventory at FIFO costs	336,886	318,455
LIFO inventory reserves	(3,155)	(2,880)
Inventories	$333,731	$315,575

8.                                      Short-term Borrowings and Long-term Debt

Short-term Borrowings

As of March 31, 2018, the Company had $20.0 million of short-term borrowings outstanding under its $500 million revolving credit facility (the “Revolver”), with a weighted average interest rate of 3.4 percent.  Available borrowing capacity under the Revolver was $465.9 million at March 31, 2018.

Other Borrowing

In January 2018, the Company entered into a short-term financing agreement of $6.8 million at an annual interest rate of 2.9 percent for its annual property insurance premiums.  The agreement requires the Company to make three payments through the term of the financing agreement ending on December 31, 2018.  As of March 31, 2018, there was $6.8 million outstanding under the current agreement.

Receivables Credit Facility

Under our trade accounts receivables securitization program (the “Securitization Program”), the Company and its subsidiaries that participate in the Securitization Program (the “Originators”) sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of March 31, 2018, $419.4 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a group of financial institutions under a one-year $325 million facility (the “Receivables Credit Facility”) for proceeds of $304.4 million. The assets of KAR are not available to the Company until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

The Company included the Receivables Credit Facility in Long-term debt on the Consolidated Balance Sheets based on management’s intent to continue to refinance outstanding amounts under the Securitization Program until the maturity of the Term loan A-l which is June 1, 2020. Term loan A-1 and Term loan A-2 (with $657.6 million and $421.2 million outstanding as of March 31, 2018, respectively), together with the Revolver, comprise our credit facility (the “Credit Facility”) under our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Company also has the ability to refinance the short-term obligations under the Receivables Credit Facility on a long-term basis using its Revolver. There are no additional requirements as to when borrowings under the Revolver would need to be repaid other than the maturity date of June 1, 2020.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of March 31, 2018, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of March 31, 2018, the fair value of the Company’s debt approximates the carrying value of $1.4 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 3.4 percent and 2.6 percent for the three months ended March 31, 2018 and 2017, respectively.

9.                                      Income Taxes

Provision for income taxes for the quarters ended March 31, 2018 and 2017 was $8.3 million and $4.2 million, respectively, reflecting higher pre-tax earnings in 2018 of $30.9 million, partially offset by a lower effective income tax rate.

The Company’s effective income tax rate for the three months ended March 31, 2018 was 20.2 percent compared to 41.0 percent for the three months ended March 31, 2017.  The lower effective income tax rate in the three months ended March 31, 2018 reflects the 21 percent federal statutory tax rate beginning in 2018 from the Tax Cuts and Jobs Act and a $1.5 million tax benefit from excess tax deductions related to stock compensation.

Cash taxes paid in the quarters ended March 31, 2018 and 2017 were $20.1 million and $21.0, respectively, net of tax refunds.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2014, 2015 and 2016. The Company has open tax years for state and foreign income tax filings generally starting in 2013.

The Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in substantial changes including reducing the US federal corporate income tax rate from 35 percent to 21 percent and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act creates new taxes starting in 2018 on certain foreign sourced earnings. The Company applied the guidance in SAB 118 and at December 31, 2017 recorded provisional estimates to re-measure our deferred taxes using the new 21 percent rate ($144.7 million tax benefit) and to record an estimated transition tax ($0.3 million expense).

During the three months ended March 31, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the third quarter of 2018 subsequent to the Company’s completion of the 2017 tax return.

10.                               Net Income per Share

The Company’s basic and diluted net income per share for the three months ended March 31, 2018 and 2017 is calculated as follows:

	Three Months Ended March 31,
	2018	2017
Net income	$32,741	$5,992
Weighted-average number of common shares for basic net income per share	97,331,105	96,698,637
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,809,819	1,319,602
Unvested restricted stock awards	575,603	445,428

Weighted-average number of shares for diluted net income per share	99,716,527	98,463,667

Net income per share - basic	$0.34	$0.06
Net income per share - diluted	$0.33	$0.06

A total of 106,604 and 1,189,244 weighted average unexercised stock options were outstanding for the three month periods ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

11.                               Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension benefit recognized for the three months ended March 31, 2018 and 2017 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended March 31,
	2018	2017
Service cost for benefits earned during the period	$783	$1,077
Interest cost on projected benefit obligations	6,176	6,567
Expected return on plan assets	(9,648)	(9,031)
Amortization of net loss	527	1,197
Amortization of prior service cost	127	4
Net pension benefit	$(2,035)	$(186)

The Company adopted ASU 2017-07 during the interim period ended March 31, 2018.  The ASU requires that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  As a result, $0.8 million of service cost is included in cost of sales, excluding depreciation and amortization, and $(2.8) million was recorded as pension income in the Company’s Consolidated Statements of Comprehensive Income.  In addition, $(0.3) million was recorded as pension income in the Company’s Consolidated Statements of Comprehensive Income related to the Company’s other postretirement benefits.

The adoption of this ASU retrospectively, utilizing the allowable practical expedient, resulted in a $(1.6) million reclassification between cost of sales, excluding depreciation and amortization, and pension income in the Company’s Consolidated Statements of Comprehensive Income for 2017.

The Company currently does not anticipate making any Pension Plan contributions in 2018. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary employees of its subsidiary Longview Fibre Paper and Packaging, Inc. (“Longview”) and their dependents.  The Company makes contributions to its postretirement plan as claims are submitted.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended March 31, 2018 and 2017, the Company recognized expense of $7.7 million and $6.2 million, respectively, for matching contributions.

12.                               Stock-Based Compensation

In the quarter ended March 31, 2018, the compensation committee of the board of directors approved stock-based awards to certain executive officers and certain employees.  The 2018 award consisted of the 285,036 restricted stock units with a cost of $9.9 million.

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three months ended March 31, 2018 and 2017 is as follows:

	(unaudited)
	Three Months Ended March 31,
	2018	2017
Stock option compensation expense	$893	$2,616
Restricted stock unit compensation expense	2,114	2,649
Total stock-based compensation expense	$3,007	$5,265

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of March 31, 2018 and December 31, 2017 is as follows:

	(unaudited)
	March 31,	December 31,
	2018	2017
Unrecognized stock option compensation expense	$3,620	$4,709
Unrecognized restricted stock unit compensation expense	13,459	5,891
Total unrecognized stock-based compensation expense	$17,079	$10,600

As of March 31, 2018, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.8 years and 2.5 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2018	4,928,581	$16.07
Granted	—
Exercised	(515,397)	14.59
Lapsed (forfeited or cancelled)	(60,677)	20.17
Outstanding at March 31, 2018	4,352,507	$16.25
Exercisable at March 31, 2018	2,917,751	$15.02	4.9	$56,293

For the three months ended March 31, 2018 and 2017, cash proceeds from the exercise of stock options totaled $6.4 million and $0.5 million, respectively.

Restricted Stock Units

Restricted stock units for executive officers and certain employees are restricted as to transferability until they generally vest three years from the grant date or upon a grantee of such restricted stock units attaining the age 65 and retiring from service with the Company. Restricted stock units granted to directors during 2017 and thereafter generally vest one year from the grant date or upon a grantee of such restricted stock units attaining the age of 65 and retiring from service with the Company.  Restricted stock units granted to directors prior to 2017 generally vest three years from the grant date. These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the average market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

In accordance with the Merger Agreement, employees whose employment is terminated without “cause” or who resign their employment for “good reason” after consummation of the Merger will have their unvested options and RSUs (other than their 2018 annual equity grants) immediately vest in full as of the date of such termination or resignation. With respect to KapStone’s 2018 annual equity grants (which consisted entirely of RSUs), two-thirds of each award would automatically vest upon termination of the award holder’s employment without “cause” or resignation for “good reason” after consummation of the Merger , and the remainder would be forfeited upon any termination of employment prior to the normal vesting date. These automatic vesting provisions will apply indefinitely after consummation of the Merger and are not subject to a limited duration protection period. The 2018 grants will also include the retirement-related vesting provisions included in past KapStone grants.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2018	862,926	$20.11
Granted	285,036	34.74
Vested	(184,834)	28.96
Forfeited	(12,216)	19.90
Outstanding at March 31, 2018	950,912	$22.80

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

The Company’s subsidiary, Longview is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3 percent) for the selected remedy are $342 million, although many uncertainties remain that could result in increased remedial costs. This estimate does not include actual costs already incurred to date for remedial investigation and feasibility studies or potential natural resource damage claims by parties allegedly affected by the contamination at the Site. The Company has received notice from the Elliot Bay Trustee Council regarding the Company’s potential liability for natural resource damages arising from the Site. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant with approximately 45 other potentially responsible parties in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2020. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site, including any liability for the current or any future third-party claims associated with the Site.

In January 2017, the Company received a letter from the state of Washington Department of Ecology (“WDOE”) contending that the Company is, along with several other companies, responsible for investigation and cleanup of an allegedly contaminated site where the named companies, including Longview, may store or have stored petroleum products. The letter concerns the possible release of petroleum products into the environment. In 1998, Longview (before it was acquired by the Company) and certain other companies who owned or operated underground storage tanks and pipes entered into an agreement for investigating and remediating the area independently of (but in consultation with) the WDOE. Upon expiration of the 1998 agreement, groundwater monitoring continued. In June 2017, the WDOE further notified the Company that WDOE determined Longview is a potentially liable party related to the release or threatened release of petroleum at the site. The Company has responded to the notices and has been engaged in discussions with the WDOE and other potentially liable parties. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this matter.

There have been no material changes in any of our legal proceedings for the three months ended March 31, 2018.

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

	Net Sales
Three Months Ended March 31, 2018	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$377,024	$17,114	$394,138
Specialty paper	169,665	—	169,665
Other	21,296	—	21,296
Paper and Packaging	$567,985	$17,114	$585,099	$74,711	$38,676	$35,148	$2,642,878
Distribution	231,210	—	231,210	2,491	5,907	287	640,945
Corporate	—	—	—	(25,469)	1,782	1,590	51,766
Intersegment eliminations	—	(17,114)	(17,114)	—	—	—	—
	$799,195	$—	$799,195	$51,733	$46,365	$37,025	$3,335,589

	Net Sales
Three Months Ended March 31, 2017	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$345,342	$21,197	$366,539
Specialty paper	180,348	—	180,348
Other	21,954	—	21,954
Paper and Packaging	$547,644	$21,197	$568,841	$32,752	$37,406	$36,490	$2,591,747
Distribution	218,199	—	218,199	2,597	5,978	679	687,854
Corporate	—	—	—	(16,788)	1,964	1,500	43,218
Intersegment eliminations	—	(21,197)	(21,197)	—	—	—	—
	$765,843	$—	$765,843	$18,561	$45,348	$38,669	$3,322,819

15.       Subsequent Event

The Company’s paper mill in Roanoke Rapids, North Carolina will begin its annual planned maintenance outage on April 20, 2018. The outage is expected to last approximately 10 days with an estimated cost of $10.7 million primarily for maintenance, inspections, and the fixed cost impact associated with lost paper production of 13,300 tons.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations regarding our future operating and performance results, earnings, expenditures and financial condition and liquidity. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, those described in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other Securities and Exchange Commission filings, as well as various factors related to the Merger, including but not limited to: the ability of KapStone and WestRock to receive the required regulatory approvals for the Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger), to receive approval of KapStone’s stockholders and to satisfy the other conditions to the closing of the Merger on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of the parties to terminate the Merger Agreement; negative effects of the announcement or the consummation of the Merger on the market price of WestRock’s or KapStone’s common stock and/or on their respective businesses, financial conditions, results of operations and financial performance; risks relating to the value of the Holdco Common Stock that may be issued in the Merger, significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the Merger cannot be realized in full or at all or may take longer to realize than expected; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Merger; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of KapStone’s operations with those of WestRock will be greater than expected; the outcome of legally required consultation with employees or other employee representatives; and the ability of KapStone and the combined company to retain and hire key personnel. There can be no assurance that the Merger or any other transaction described above will in fact be consummated in the manner described or at all.

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

Executive Summary

Industry and Business Conditions

Trade publications reported industry-wide corrugated products total box shipments increased 3.3 percent while industry mill containerboard production decreased 1.1 percent for the first two months of 2018 compared to the same period in 2017.  Reported industry containerboard inventories as of February 28, 2018 were approximately 2,396 thousand tons, down 3.9 percent compared to the same time period in 2017. Reported containerboard export shipments decreased 8.4 percent compared to the same time period ended February 28, 2017.

Results of Operations for the Quarter Ended March 31, 2018

Consolidated net sales for the quarter ended March 31, 2018 were $799.2 million compared to $765.8 million for the first quarter of 2017, an increase of $33.4 million, or 4.4 percent, primarily due to $48.3 million of higher prices and a more favorable product mix, and  higher Distribution segment sales of $13.0 million, partially offset by $27.1 million of lower sales volumes.

Consolidated net income for the quarter ended March 31, 2018 was $32.7 million, or $0.33 per diluted share, compared with $6.0 million, or $0.06 per diluted share, for the same period in 2017.

Paper and Packaging segment operating income for the current quarter increased $42.0 million to $74.7 million, primarily due to $48.3 million of higher prices and a more favorable price mix, the $7.5 million on the gain on sale of property, $6.4 million lower recycled fiber costs and $5.0 million of the absence of the Charleston mill’s 2017 union ratification costs.  These increases were partially offset by $15.1 million of inflation, $8.5 million of higher planned maintenance outage costs and $7.3 million due to lower sales volume.

Distribution segment operating income of $2.5 million for the current quarter was flat compared to the first quarter of 2017.  The increased gross margin of $2.1 million from higher containerboard prices in the first quarter of 2018 was offset by higher freight and distribution costs.

Corporate operating expenses increased by $8.7 million to $25.5 million for the quarter ended March 31, 2018 compared to 2017 primarily due to merger expenses of $13.5 million and $1.5 million of higher management incentive compensation, partially offset by lower stock compensation expense of $2.3 million and the absence of Victory contingent consideration expense of $2.5 million.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2018 and 2017

(In thousands)

	Three Months Ended March 31,		Increase/	% of Net Sales
	2018	2017	(Decrease)	2018	2017

Paper and packaging	$585,099	$568,841	$16,258	73.2%	74.3%
Distribution	231,210	218,199	13,011	28.9%	28.5%
Intersegment Eliminations	(17,114)	(21,197)	4,083	(2.1)%	(2.8)%
Net sales	$799,195	$765,843	$33,352	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	554,821	562,461	(7,640)	69.4%	73.5%
Depreciation and amortization	46,365	45,348	1,017	5.8%	5.9%
Freight and distribution expenses	76,586	72,988	3,598	9.6%	9.5%
Selling, general, and administrative expenses	63,611	66,485	(2,874)	8.0%	8.7%
Merger expenses	13,532	—	13,532	1.7%	0.0%
Gain on sale of property	(7,453)	—	(7,453)	(0.9)%	0.0%
Operating income	$51,733	$18,561	$33,172	6.4%	2.4%
Foreign exchange (gain) / loss	(37)	(82)	45	0.0%	0.0%
Pension income	(3,092)	(1,563)	(1,529)	(0.4)%	(0.2)%
Equity method investments income	(520)	(677)	157	(0.1)%	(0.1)%
Interest expense, net	14,345	10,730	3,615	1.8%	1.4%
Income before provision for income taxes	41,037	10,153	30,884	5.1%	1.3%
Provision for income taxes	8,296	4,161	4,135	1.0%	0.5%
Net income	$32,741	$5,992	$26,749	4.1%	0.8%

Paper and Packaging segment net sales increased by $16.3 million to $585.1 million for the quarter ended March 31, 2018 due to $48.3 million of higher prices and a more favorable product mix, partially offset by $27.1 million of lower sales volume and $4.1 million of decreased intersegment sales to the Distribution segement.  Average mill selling price per ton for the quarter ended March 31, 2018 was $719 compared to $648 for the prior year’s quarter, reflecting higher containerboard and specialty paper prices and a more favorable product mix.

In January 2018, the Company announced a $50 per ton price increase for North American containerboard shipments beginning March 1, 2018.

Distribution segment net sales increased by $13.0 million to $231.2 million for the quarter ended March 31, 2018 compared to 2017, due to higher prices related to the pass thru of higher containerboard costs and slightly higher sales volume.

Paper and Packaging segment sales by product line for the quarter ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2018	2017	(Decrease)%		2018	2017	(Decrease)%
Containerboard / Corrugated products	$394,138	$366,539	$27,599	7.5%	440,846	434,380	6,466	1.5%
Specialty paper	169,665	180,348	(10,683)	(5.9)%	221,118	264,386	(43,268)	(16.4)%
Other	21,296	21,954	(658)	(3.0)%	—	—	—	—%
Product sold	$585,099	$568,841	$16,258	2.9%	661,964	698,766	(36,802)	(5.3)%

Tons of product sold for the Paper and Packaging segment for the quarter ended March 31, 2018 were 661,964 tons compared to 698,766 tons for the quarter ended March 31, 2017, a decrease of 36,802 tons, or 5.3 percent, as follows:

•                  Shipments of Containerboard / Corrugated products increased by 6,466 tons, primarily due to higher domestic containerboard shipments of 16,205 tons.  This increase was partially offset by a decrease in corrugated product shipments of 5,066 tons and a decrease in export containerboard shipments of 4,674 tons.

•                  Specialty paper decrease in tons sold was primarily due to lower kraft paper shipments of 30,696 tons and lower pulp shipments of 10,754 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended March 31, 2018 was $554.8 million compared to $562.5 million for the first quarter of 2017, a decrease of $7.7 million, or 1.4 percent.  The decrease in cost of sales was mainly due to $19.6 million of lower sales volume, $9.4 million of productivity gains, $6.4 million of lower recycled fiber costs and $5.0 million for the Charleston, South Carolina mill’s union ratification cost not incurred in 2018, partially offset by $12.2 million of inflation, $8.5 million of higher planned maintenance outage costs, $1.6 million prior year pension income reclassification and $1.5 million for the closure of the Oakland, California box plant.  Cost of sales, excluding depreciation and amortization expense, for the Distribution segment increased by $12.1 million primarily due to an increase in containerboard costs.  Planned maintenance outage costs of approximately $14.7 million and $6.2 million are included in cost of sales for the quarters ended March 31, 2018 and 2017, respectively.

Depreciation and amortization expense for the quarter ended March 31, 2018 totaled $46.4 million compared to $45.3 million for the quarter ended March 31, 2017.

Freight and distribution expenses for the quarter ended March 31, 2018 totaled $76.6 million compared to $73.0 million for the quarter ended March 31, 2017. The increase of $3.6 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the quarter ended March 31, 2018 totaled $63.6 million compared to $66.5 million for the quarter ended March 31, 2017. The decrease of $2.9 million, or 4.4 percent, was primarily due to $2.5 million of the Victory contingent consideration expense not incurred in 2018, $2.3 million of lower stock compensation expense and $2.1 million of lower Distribution segment operating costs, partially offset by $3.0 million of higher management incentives and benefits.  For the quarter ended

March 31, 2018, selling, general and administrative expenses as a percentage of net sales was 8.0 percent compared to 8.7 percent in the quarter ended March 31, 2017.

Merger expenses for the quarter ended March 31, 2018 totaled $13.5 million, including $10.2 million for professional fees and $3.3 million for legal and other costs.

Net interest expense for the quarters ended March 31, 2018 and 2017 was $14.3 million and $10.7 million, respectively. Interest expense was $3.6 million higher for the quarter ended March 31, 2018 due to $2.1 million related to higher interest rates and $1.7 million due to implicit interest on long-term financing obligations.

Provision for income taxes for the quarters ended March 31, 2018 and 2017 was $8.3 million and $4.2 million, respectively, reflecting an effective income tax rate of 20.2 percent for the quarter ended March 31, 2018, compared to 41.0 percent for the similar period in 2017.  The lower effective income tax rate in the three months ended March 31, 2018 reflects the 21 percent federal statutory tax rate beginning in 2018 from the Tax Cuts and Jobs Act and a $1.5 million discrete tax benefit from excess tax deductions related to stock compensation.

Liquidity and Capital Resources

Credit Facility

The Company had $465.9 million available to borrow under the Revolver at March 31, 2018.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Receivables Credit Facility

As of March 31, 2018, the Company had $304.4 million of outstanding borrowings under its $325.0 million Receivables Credit Facility with an interest rate of 2.6 percent.

Debt Covenants

As of March 31, 2018, under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. As of March 31, 2018, the Company was in compliance with a leverage ratio of 2.96 to 1.00 compared to a maximum permitted leverage ratio of 4.25 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. On March 31, 2018, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 9.22 to 1.00 compared to a minimum required ratio of 3:00 to 1:00.

As of March 31, 2018, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2018, is projected to be 23.7 percent. The Company’s cash tax rate on earnings for 2018 is projected to be 25 percent.

Sources and Uses of Cash

Three months ended March 31 ($ in thousands)	2018	2017	Incr / (Dcr)
Operating activities	$5,123	$32,669	$(27,546)
Investing activities	(22,344)	(72,169)	49,825
Financing activities	7,840	18,030	(10,190)
Total change in cash and cash equivalents	$(9,381)	$(21,470)	$12,089

Cash and cash equivalents decreased by $9.4 million from December 31, 2017, reflecting $5.1 million provided by operating activities, $22.3 million used in investing activities and $7.8 million provided by financing activities in the first three months of 2018.

Net cash provided by operating activities was $5.1 million, comprised of net income for the first three months of $32.7 million and non-cash charges of $43.4 million.  Changes in operating assets and liabilities used $71.1 million of cash. Net cash provided by operating activities decreased by $27.5 million in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to a $42.1 million increase in cash used for working capital and $12.1 million of lower non-cash charges, partially offset by higher net income of $26.7 million.  The increase in cash used for working capital in the three months ended March 31, 2018 compared to 2017 is primarily due to the payment of management incentive compensation, the Victory contingent consideration payment and higher inventory levels, which were partially offset by lower trade accounts receivables.

Net cash used in investing activities was $22.3 million and includes $37.0 million for capital expenditures and proceeds of $14.7 million from the sale of property.  Net cash used in investing activities decreased by $49.8 million in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the acquisition of API in 2017 and the proceeds from the sale of property.

Net cash provided by financing activities was $7.8 million and reflects $20.0 million of net short-term borrowings under the Revolver, $6.8 million of other current borrowings and $5.1 million of net proceeds from share transactions. These borrowings were partially offset by $9.7 million of quarterly dividend payments, the $9.6 million contingent consideration payment to the former owners Victory and $4.4 million of net repayments under the Receivables Credit Facility. Net cash provided by financing activities decreased by $10.2 million in the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the Victory contingent consideration payment and lower net borrowings in 2018.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2018 cash needs.  The cash needs consist of approximately $34.0 million of payments to financial advisors contingent upon the consummation of the Merger, $30.0 million for cash dividends subject to board approval, $5.0 million due for contingent consideration upon the consummation of the Merger of KapStone and WestRock and any additional working capital needs.  In addition, capital expenditures for the full year are estimated to be $169.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of March 31, 2018, the Company had $20.0 million of borrowings under the Revolver and $465.9 million of remaining Revolver availability, net of outstanding letters of credit.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements.  The Company maintains a special purpose entity, in connection with the Receivables Credit Facility, which is consolidated as part of our financial statements. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Changes to Critical Accounting Policies

Revenue Recognition

During the first quarter ended March 31, 2018, the Company adopted the provisions of ASC 606, “Revenue from Contracts with Customers”.  Refer to Note 2, Recently Adopted and New Accounting Pronouncements and Note 3, Revenue, in the footnotes to the financial statements, related to the impact of the adoption on the Company’s financial statements and accounting policies.

Pension and Postretirement Benefits

During the first quarter ended March 31, 2018, the Company adopted the provisions of ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  Refer to Note 2, Recently Adopted and New Accounting Pronouncements and Note 11, Pension Plan and Post-Retirement Benefits, in the footnotes to the financial statements, related to the impact of the adoption on the Company’s financial statements and accounting policies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices and other market-driven rates or prices.

Under our Credit Agreement, at March 31, 2018, our Credit Facility consisted of two term loans totaling approximately $1.1 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At March 31, 2018 the weighted average interest rate of the term loans was 3.7 percent.

Under our Receivables Credit Facility, at March 31, 2018, we had $304.4 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At March 31, 2018 the interest rate on outstanding amounts under the Receivables Credit Facility was 2.6 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0 percent), our annual interest expense would change by approximately $14.0 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros and Mexican customers in Pesos. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended March 31, 2018. No such contracts were outstanding at March 31, 2018.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

See “Legal Claims” under Note 13, Commitments and Contingencies.  There have been no material changes in the legal proceedings described in our Form 10-K for the year ended December 31, 2017.

ITEM 1A.

RISK FACTORS

There have been no material changes from the Risk Factors described in our Form 10-K for the year ended December 31, 2017.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
10.24

Change in Control Severance Agreement, effective March 24, 2018, by and between KapStone Paper and Packaging Corporation and Randy Nebel. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018.

10.25

Change in Control Severance Agreement, effective March 24, 2018, by and between KapStone Paper and Packaging Corporation and Andrea Tarbox. Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018.

10.26	Change in Control Severance Agreement, effective February 28, 2018, by and between KapStone Paper and Packaging Corporation and Wilbur Kessinger.

10.27	Form of Change in Control Severance Agreement, by and between KapStone Paper and Packaging Corporation and executive officers.

10.28

Letter Agreement dated April 16, 2018, by and among KapStone Receivables, LLC, as Seller, and the financial institutions from time to time party thereto, as Purchasers, and Well Fargo Bank, N.A. as Administrative Agent.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

April 18, 2018	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)