Form 10-Q
period 2018-06-30
KAPSTONE PAPER & PACKAGING CORP
filed 2018-07-25
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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

Yes ☐  No ☒

There were 97,836,427 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at July 12, 2018.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,149	$28,065
Trade accounts receivable (Includes $482,809 at June 30, 2018, and $425,216 at December 31, 2017, associated with the receivables credit facility)	502,018	443,462
Other receivables	17,601	23,289
Inventories	342,068	315,575
Prepaid expenses and other current assets	23,232	17,470
Total current assets	894,068	827,861
Plant, property and equipment, net	1,465,287	1,453,607
Other assets	26,190	24,431
Intangible assets, net	281,987	297,475
Goodwill	720,611	720,611
Total assets	$3,388,143	$3,323,985
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$25,000	$—
Other current borrowings	4,528	—
Short-term financing obligations	1,081	—
Capital lease obligation	32	30
Dividend payable	10,301	10,302
Accounts payable	202,309	199,574
Accrued expenses	85,259	105,951
Accrued compensation costs	67,963	75,215
Accrued income taxes	2,710	31,458
Total current liabilities	399,183	422,530
Other liabilities:
Long-term debt (Includes $315,127 at June 30, 2018, and $308,849 at December 31, 2017, associated with the receivables credit facility)	1,382,968	1,374,502
Long-term financing obligations	92,069	82,199
Capital lease obligation	4,579	4,595
Pension and postretirement benefits	8,466	14,196
Deferred income taxes	254,683	252,101
Other liabilities	31,696	36,848
Total other liabilities	1,774,461	1,764,441
Stockholders’ equity:
Preferred stock — $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock — $0.0001 par value; 175,000,000 shares authorized; 97,812,383 shares issued and outstanding (excluding 40,000 treasury shares) at June 30, 2018 and 97,043,750 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2017	10	10
Additional paid-in-capital	302,551	291,629
Retained earnings	960,308	894,061
Accumulated other comprehensive loss	(48,370)	(48,686)
Total stockholders’ equity	1,214,499	1,137,014
Total liabilities and stockholders’ equity	$3,388,143	$3,323,985

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$912,736	$822,717	$1,711,931	$1,588,560
Cost of sales, excluding depreciation and amortization	635,441	594,078	1,190,262	1,156,539
Depreciation and amortization	47,329	46,054	93,694	91,402
Freight and distribution expenses	78,253	75,640	154,839	148,628
Selling, general, and administrative expenses	67,494	67,313	131,105	133,798
Merger expenses	2,368	—	15,900	—
Gain on sale of property	—	—	(7,453)	—
Operating income	81,851	39,632	133,584	58,193
Foreign exchange loss / (gain)	984	(1,004)	947	(1,086)
Pension and postretirement income	(3,091)	(1,563)	(6,183)	(3,126)
Equity method investments income	(720)	(29)	(1,240)	(706)
Interest expense, net	15,711	12,311	30,056	23,041
Income before provision for income taxes	68,967	29,917	110,004	40,070
Provision for income taxes	15,784	10,141	24,080	14,302
Net income	$53,183	$19,776	$85,924	$25,768
Other comprehensive income
Foreign currency translation adjustment	(657)	545	(176)	904
Pension and postretirement plan reclassification adjustments, net of tax:
Accretion of prior service costs	(48)	(117)	(96)	(234)
Amortization of net loss	294	636	588	1,272
Other comprehensive income / (loss), net of tax	(411)	1,064	316	1,942
Total comprehensive income	$52,772	$20,840	$86,240	$27,710

Weighted average number of shares outstanding:
Basic	97,787,680	96,801,906	97,559,393	96,750,272
Diluted	100,043,827	98,520,218	99,872,730	98,457,450
Net income per share:
Basic	$0.54	$0.20	$0.88	$0.27
Diluted	$0.53	$0.20	$0.86	$0.26
Dividends declared per common share	$0.10	$0.10	$0.20	$0.20

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$85,924	$25,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	78,206	75,992
Amortization of intangible assets	15,488	15,410
Stock-based compensation expense	5,165	10,026
Pension and postretirement	(5,082)	(1,226)
Amortization of debt issuance costs	2,350	2,358
Loss on disposal of assets	1,025	986
Deferred income taxes	2,426	1,528
Change in fair value of contingent consideration liability	—	3,570
Equity method investments income, net of cash received	(294)	108
Plant closure costs	793	—
Provision for bad debt expense	858	—
Multiemployer pension plan withdrawl expense	226	—
Gain on sale of property	(7,453)	—
Changes in assets and liabilities:
Trade accounts receivable, net	(59,414)	(57,874)
Other receivables	5,064	(875)
Inventories	(26,493)	(25,282)
Prepaid expenses and other current assets	(13,010)	(5,596)
Other assets	(841)	(428)
Accounts payable	(5,896)	12,639
Accrued expenses and other liabilities	(10,136)	2,904
Accrued compensation costs	(7,143)	5,133
Accrued income taxes	(28,748)	(15,644)
Net cash provided by operating activities	33,015	49,497

Investing activities
Capital expenditures	(78,405)	(73,778)
Acquisition, net of cash acquired	—	(33,500)
Proceeds from the sale of property	14,681	—
Net cash used in investing activities	(63,724)	(107,278)

Financing activities
Proceeds from revolving credit facility	242,000	268,500
Repayments on revolving credit facility	(217,000)	(246,500)
Proceeds from receivables credit facility	35,726	50,394
Repayments on receivables credit facility	(29,447)	(21,621)
Payment of loan amendment fee	(162)	(187)
Proceeds from other current borrowings	6,767	6,214
Repayments on other current borrowings	(2,239)	(2,059)
Repayments on long-term financing obligations	(519)	—
Repayments on capital lease obligation	(18)	(11)
Cash dividends paid	(19,472)	(19,343)
Payment of withholding taxes on vested stock awards	(1,905)	(875)
Proceeds from exercises of stock options	7,168	853
Proceeds from shares issued to ESPP	494	487
Payment of Victory contingent consideration	(9,600)	—
Net cash provided by financing activities	11,793	35,852

Net decrease in cash and cash equivalents	(18,916)	(21,929)
Cash and cash equivalents-beginning of period	28,065	29,385
Cash and cash equivalents-end of period	$9,149	$7,456

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our Current Report on Form 8-K filed on May 4, 2018 (“May 8-K”).

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

In these consolidated financial statements, certain amounts in prior periods have been reclassified to conform to the current period presentation.  Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2017-07, “Compensation — Retirement Benefits”. As discussed in our May 8-K, this reclassification did not affect the Company’s net income, earnings per share, financial position, or cash flows.

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

Effective January 1, 2018, the Company adopted the requirements of ASC Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.  The adoption of ASC Topic 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations.  The adoption of this topic did result in the addition of required disclosures within the notes to the consolidated financial statements, as disclosed in Note 3, Revenue.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Effective January 1, 2018, the Company adopted ASU 2016-15.  During the first quarter of 2018, the Company paid $20.7 million of contingent consideration to the former owners of Victory based on achieving certain financial performance criteria for the thirty month period following the acquisition of Victory. Accordingly, the portion of the cash payment up to the acquisition date fair value of the contingent consideration liability of $9.6 million was classified as a financing outflow, while the amounts paid in excess of the acquisition date fair value, or $11.1 million, was classified as an operating outflow in the Company’s Consolidated Statements of Cash Flows.

In March, 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation—Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). Effective January 1, 2018, the Company adopted ASU 2017-07 applying the allowable practical expedient by using the amounts disclosed in the pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements to the period presented.  This resulted in a $1.6 million and $3.1 million reclassification between cost of sales, excluding depreciation and amortization, and pension and postretirement income in the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, respectively.  This reclassification did not affect the Company’s net income, earnings per share, financial position, or cash flows.

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

The Company has a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position and disclosures upon the adoption of ASU 2016-02. Our implementation team, consisting of senior leadership from finance, legal, IT and operations, reports its progress to management and to the audit committee of our board of directors on a periodic basis. We have completed the process of abstracting data from known leases and are in the process of validating and testing the completeness and accuracy of this data.  We have also completed our evaluation of a stratified discount rate model and are in the final stage of evaluating new and/or updated systems necessary to support additional disclosures under the new standard. The Company will provide additional disclosure as the implementation progresses.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). Under existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption in any period is permitted. The Company’s provisional adjustments recorded in 2017 to account for the impact of the 2017 Tax Cuts and Jobs Act resulted in stranded tax effects. The Company is currently evaluating the timing and impact of adopting ASU 2018-02.

3.                                      Revenue

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  The adoption of ASC Topic 606 did not have a material effect on the Company’s financial position or results of operations.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

The table below disaggregates our external revenue by major source (in thousands).  For additional revenue detail relating to key Paper and Packaging product lines, see Note 14, Segment Information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Paper and packaging	$623,470	$539,647	$1,170,159	$1,065,337
Distribution	265,101	260,800	496,311	478,999
Other	24,165	22,270	45,461	44,224
Net sales	$912,736	$822,717	$1,711,931	$1,588,560

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Certain customers may receive cash-based incentives (rebates or credits), which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.  For the three months ended June 30, 2018 and 2017, paper and packaging customer incentives totaled $5.9 million and $5.2 million, respectively.  For the six months ended June 30, 2018 and 2017, paper and packaging customer incentives totaled $10.3 million and $13.5 million, respectively.  A reserve for estimated unpaid rebates of $5.1 million is included in accrued expenses on the Company’s Consolidated Balance Sheets as of June 30, 2018 and 2017.

Upfront consideration paid to a customer associated with the execution of a master agreement (“prebate”) is capitalized and amortized as a reduction in transaction prices over the expected sales impacted by the agreement.  As of June 30, 2018, unamortized prebates totaled $0.8 million.  If we determined our obligations under a warranty claim is probable and subject to reasonable determination, an estimation of our liability is recorded as an offset against revenue at that time.  As of June 30, 2018 and 2017, reserves for warranty claims were not material. The adoption of ASC Topic 606 did not have a significant impact on our estimates for variable consideration.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Certain customers may receive cash-based incentives (rebates or credits), which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.  For the three months ended June 30, 2018 and 2017, distribution customer incentives totaled $2.5 million and $2.9 million, respectively.  For the six months ended June 30, 2018 and 2017, distribution customer incentives totaled $4.9 million and $5.3 million, respectively. As of June 30, 2018 and 2017, a reserve for estimated unpaid rebates of $3.7 million and $2.1 million, respectively, is included in accrued expenses on the Company’s Consolidated Balance Sheets.

Upfront consideration paid to a customer associated with the execution of a master agreement (“prebate”) is capitalized and amortized as a reduction in transaction prices over the expected sales impacted by the agreement.  As of June 30, 2018 and 2017, unamortized prebates totaled $1.8 million and $1.2 million, respectively.  If we determined our obligations under a warranty claim is probable and subject to reasonable determination, an estimation of our liability is recorded as an offset against revenue at that time.  As of June 30, 2018 and 2017, reserves for warranty claims were not material. The adoption of ASC Topic 606 did not have a significant impact on our estimates for variable consideration.

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

The completion of the Merger is subject to customary conditions, including, without limitation: the adoption of the Merger Agreement by KapStone stockholders at the KapStone Stockholders Meeting; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and the effectiveness of a registration statement on Form S-4 in connection with the potential issuance of shares of Holdco Common Stock in the Merger.  As of the date of this Quarterly Report on Form 10-Q, the parties have received all antitrust clearances that are a condition to the Merger other than Hart-Scott-Rodino Clearance. The parties are targeting completing the Merger by the end of the quarter ending September 30, 2018 or during the following quarter, subject to satisfaction or waiver of the closing conditions in the Merger Agreement.  It is possible that factors outside the control of KapStone or WestRock could result in the Merger being completed at a later time or not at all.

To assist the Company in its sale process, the Company retained two financial advisors to advise the board of directors and executive management and to render customary “fairness opinions” to the Company and the board of directors regarding the Merger Consideration to be paid upon consummation of the Merger.  As of March 31, 2018, the financial advisors had been paid $10.2 million in the aggregate for their services.  Upon consummation of the Merger, the Company is obligated to pay the two firms an additional $34.1 million in the aggregate.  For the three and six months ended June 30, 2018, the Company incurred $2.4 million and $15.9 million, respectively, of Merger-related expenses in total.

In connection with the Merger, KapStone has entered into retention agreements or change in control severance agreements (“Severance Agreements”) with certain employees, and intends to enter into success bonus agreements with certain employees.  Payment under any such agreement is or will be contingent upon the consummation of the Merger.  KapStone has entered into Severance Agreements with each of our non-director executive officers, each providing for severance payments in an amount equal to a fixed amount not to exceed two times the sum of such executive officer’s annual base salary and target bonus, as well as certain continuing health insurance benefits. The success bonus agreements have not been made final and remain subject to KapStone’s discretion (subject to a $3.0 million limitation on aggregate success bonus payments for all KapStone employees pursuant to the Merger Agreement).

5.                                      Plant Closure

On August 1, 2017, the Company approved and announced the closing of its Paper and Packaging segment box plant located in Oakland, California.  All operating activities ceased at this location in October 2017.  For the quarter ended March 31, 2018, the Company recorded additional charges of $0.9 million for impaired property, plant and equipment, $0.6 million of other costs and $0.3 million for the dismantling of equipment, related to this plant closing.  No additional costs were incurred during the second quarter of 2018.

On February 1, 2018, the Company sold the land and building in Oakland, California for $14.7 million after fees, taxes and commissions and recorded a gain of $7.5 million.

6.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended June 30, 2018 and 2017 totaled $21.0 million and $17.6 million, respectively, and are included in cost of sales.  The $3.4 million increase is primarily due to $2.1 million for the boiler upgrade at the North Charleston, South Carolina paper mill and $1.5 million for increased annual planned maintenance outage costs at the Company’s Roanoke Rapids, North Carolina paper mill.

Planned maintenance outage costs for the three months ended June 30, 2018 and 2017 each included an annual planned maintenance outage at the Company’s paper mill in Roanoke Rapids, North Carolina.  In 2018, the outage lasted approximately 9 days with a cost of $10.2 million and lost paper production of 11,600 tons.  In 2017, the outage lasted approximately 9 days with a cost of $8.7 million and lost paper production of 11,600 tons.  In addition, the boiler upgrade at the North Charleston, South Carolina paper mill resulted in lost paper production of approximately 4,000 tons.

Planned maintenance outage costs for the six months ended June 30, 2018 and 2017 totaled $35.7 million and $23.8 million, respectively, and are included in cost of sales.  The increase in planned maintenance outage costs in 2018 is primarily due to a boiler upgrade at the North Charleston, South Carolina paper mill with a cost of $16.0 million and lost paper production of approximately 30,000 tons.

7.                                      Inventories

Inventories consist of the following at June 30, 2018 and December 31, 2017, respectively:

	(unaudited)
	June 30,	December 31,
	2018	2017
Raw materials	$91,186	$75,616
Work in process	3,785	4,144
Finished goods	155,184	145,652
Replacement parts and supplies	95,712	93,043
Inventory at FIFO costs	345,867	318,455
LIFO inventory reserves	(3,799)	(2,880)
Inventories	$342,068	$315,575

8.                                      Short-term Borrowings and Long-term Debt

Short-term Borrowings

As of June 30, 2018, the Company had $25.0 million of short-term borrowings outstanding under its $500 million revolving credit facility (the “Revolver”), with a weighted average interest rate of 4.6 percent.  Available borrowing capacity under the Revolver was $458.4 million at June 30, 2018.

Other Borrowing

In January 2018, the Company entered into a short-term financing agreement of $6.8 million at an annual interest rate of 2.9 percent for its annual property insurance premiums.  The agreement requires the Company to make three payments through the term of the financing agreement ending on December 31, 2018.  As of June 30, 2018, there was $4.5 million outstanding under the current agreement.

Receivables Credit Facility

Effective as of June 1, 2018, the Company entered into Amendment No. 4 to the Receivables Purchase Agreement (the “Amendment”) amending its Receivables Purchase Agreement dated as of September 26, 2014 (as amended from time to time, the “Receivables Purchase Agreement”), which is part of our trade accounts receivable securitization program (the “Securitization Program”) of the Company and certain of its subsidiaries. The Amendment extended the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) from June 1, 2018 to May 31, 2019.

Under our Securitization Program, the Company and its subsidiaries that participate in the Securitization Program (the “Originators”) sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of June 30, 2018, $482.8 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a group of financial institutions under a one-year $325 million facility (the “Receivables Credit Facility”) for proceeds of $315.1 million. The assets of KAR are not available to the Company until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

The Company included the Receivables Credit Facility in Long-term debt on the Consolidated Balance Sheets based on management’s intent to continue to refinance outstanding amounts under the Securitization Program until the maturity of the Term loan A-l which is June 1, 2020. Term loan A-1 and Term loan A-2 (with $657.6 million and $421.2 million outstanding as of June 30, 2018, respectively), together with the Revolver, comprise our credit facility (the “Credit Facility”) under our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Company also has the ability to refinance the short-term obligations under the Receivables Credit Facility on a long-term basis using its Revolver. Provided the Company complies with its covenants under the Credit Agreement, there are no additional requirements as to when borrowings under the Revolver would need to be repaid other than the maturity date of June 1, 2020.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of June 30, 2018, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of June 30, 2018, the fair value of the Company’s debt approximates the carrying value of $1.4 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 3.5 percent and 2.8 percent for the six months ended June 30, 2018 and 2017, respectively.

9.                                      Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2018 was 22.9 percent and 21.9 percent, respectively, compared to 33.9 percent and 35.7 percent for the three and six months ended June 30, 2017, respectively.  The effective income tax rate for the three and six months ended June 30, 2018, is lower due to a lower rate on earning using the 21 percent federal statutory tax rate beginning in 2018 from the Tax Cuts and Jobs Act.

Cash taxes paid in the three and six months ended June 30, 2018 were $34.7 million and $54.8 million, respectively, net of tax refunds, compared to $6.5 million and $27.5 million for the three and six months ended June 30, 2017, respectively.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2014, 2015 and 2016. The Company has open tax years for state and foreign income tax filings generally starting in 2013.

The Tax Cuts and Jobs Act, among other things, reduced the US federal corporate income tax rate from 35 percent to 21 percent and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act also created new taxes starting in 2018 on certain foreign sourced earnings. The Company applied the guidance in SAB 118 and at December 31, 2017 recorded provisional estimates to re-measure our deferred taxes using the new 21 percent rate ($144.7 million tax benefit) and to record an estimated transition tax ($0.3 million expense).

During the six months ended June 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the fourth quarter of 2018, subsequent to the Company’s completion of the 2017 tax return.

10.                               Net Income per Share

The Company’s basic and diluted net income per share for the three and six months ended June 30, 2018 and 2017 is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$53,183	$19,776	$85,924	$25,768
Weighted-average number of common shares for basic net income per share	97,787,680	96,801,906	97,559,393	96,750,272

Incremental effect of dilutive common stock equivalents:

Unexercised stock options	1,760,997	1,220,934	1,789,087	1,254,266
Unvested restricted stock awards	495,150	497,378	524,250	452,912

Weighted-average number of shares for diluted net income per share	100,043,827	98,520,218	99,872,730	98,457,450

Net income per share - basic	$0.54	$0.20	$0.88	$0.27
Net income per share - diluted	$0.53	$0.20	$0.86	$0.26

There were no anti-dilutive weighted average unexercised stock options outstanding for the three and six month periods ended June 30, 2018.

A total of 1,978,510 and 1,518,317 weighted average unexercised stock options were outstanding for the three and six month periods ended June 30, 2017, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

11.                               Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension benefit recognized for the three and six months ended June 30, 2018 and 2017 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost for benefits earned during the period	$783	$1,077	$1,566	$2,154
Interest cost on projected benefit obligations	6,176	6,567	12,352	13,134
Expected return on plan assets	(9,648)	(9,031)	(19,296)	(18,063)
Amortization of net loss	527	1,197	1,054	2,395
Amortization of prior service cost	127	4	254	7
Net pension benefit	$(2,035)	$(186)	$(4,070)	$(373)

Effective January 1, 2018, the Company adopted ASU 2017-07.  The ASU requires that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  As a result, $0.8 million and $1.6 million of service cost is included in cost of sales, excluding depreciation and amortization, for the three and six months ended June 30, 2018.  $(2.8) million and $(5.6) million was recorded as pension and postretirement income in the Company’s Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018, respectively.  In addition, $(0.3) million and $(0.6) million was recorded as pension and postretirement income in the Company’s Consolidated Statements of Comprehensive Income related to the Company’s other postretirement benefits for the three and six months ended June 30, 2018, respectively.

The adoption of this ASU retrospectively, utilizing the allowable practical expedient, resulted in a $(1.6) million and $(3.1) million reclassification between cost of sales, excluding depreciation and amortization, and pension income in the Company’s Consolidated Statements of Comprehensive Income for three and six months ended June 30, 2017, respectively.

The Company currently does not anticipate making any Pension Plan contributions in 2018. This estimate is based on current tax laws, plan asset performance, and liability assumptions, which are subject to change.

The Company provides postretirement health care insurance benefits through an indemnity plan for certain salary and non-salary employees of its Longview Fibre Paper and Packaging, Inc. (“Longview”) subsidiary and their dependents.  The Company makes contributions to its postretirement plan as claims are submitted.

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended June 30, 2018 and 2017, the Company recognized expense of $6.8 million and $6.0 million, respectively, for matching contributions. For the six months ended June 30, 2018 and 2017, the Company recognized expense of $14.5 million and $12.2 million, respectively, for matching contributions.

12.                               Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and six months ended June 30, 2018 and 2017 is as follows:

	(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock option compensation expense	$698	$1,071	$1,591	$3,687
Restricted stock unit compensation expense	1,460	3,690	3,574	6,339
Total stock-based compensation expense	$2,158	$4,761	$5,165	$10,026

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of June 30, 2018 and December 31, 2017 is as follows:

	(unaudited)
	June 30,	December 31,
	2018	2017
Unrecognized stock option compensation expense	$2,897	$4,709
Unrecognized restricted stock unit compensation expense	11,921	5,891
Total unrecognized stock-based compensation expense	$14,818	$10,600

As of June 30, 2018, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.6 years and 2.3 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2018	4,928,581	$16.07
Granted	—
Exercised	(672,953)	13.79
Lapsed (forfeited or cancelled)	(63,938)	20.47
Outstanding at June 30, 2018	4,191,690	$16.44
Exercisable at June 30, 2018	2,771,709	$15.25	4.8	$53,362

For the three and six months ended June 30, 2018, cash proceeds from the exercise of stock options totaled $0.8 million and $7.2 million, respectively.  For the three and six months ended June 30, 2017, cash proceeds from the exercise of stock options totaled $0.4 million and $0.9 million, respectively.

Restricted Stock Units

Restricted stock units for executive officers and certain employees are restricted as to transferability until they vest, generally three years from the grant date or upon a grantee of such restricted stock units attaining the age 65 and retiring from service with the Company. Restricted stock units granted to directors during 2017 and thereafter generally vest one year from the grant date or upon a grantee of such restricted stock units attaining the age of 65 and retiring from service with the Company.  Restricted stock units granted to directors prior to 2017 generally vest three years from the grant date.  These restricted stock units are subject to forfeiture should applicable employees terminate their employment with the Company for certain reasons prior to vesting in their awards, or the occurrence of certain other events. The value of these restricted stock units is based on the average market price of our common stock on the date of grant and compensation expense is recorded on a straight-line basis over the awards’ vesting periods.

In accordance with the Merger Agreement, employees whose employment is terminated without “cause” or who resign their employment for “good reason” after consummation of the Merger will have their unvested options and RSUs (other than their 2018 annual equity grants) immediately vest in full as of the date of such termination or resignation. With respect to KapStone’s 2018 annual equity grants (which consisted entirely of RSUs), two-thirds of each award would automatically vest upon termination of the award holder’s employment without “cause” or resignation for “good reason” after consummation of the Merger, and the remainder would be forfeited upon any termination of employment prior to the normal vesting date. These automatic vesting provisions will apply indefinitely after consummation of the Merger and are not subject to a limited duration protection period. The 2018 grants will also include the retirement-related vesting provisions included in past KapStone grants.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2018	862,926	$20.11
Granted	285,036	34.74
Vested	(197,037)	28.65
Forfeited	(14,878)	23.27
Outstanding at June 30, 2018	936,047	$22.77

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

The Company’s Longview subsidiary is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site in the State of Washington (the “Site”). The U.S. Environmental Protection Agency (“EPA”) asserts that the Site is contaminated as a result of discharges from various businesses and government entities located along the Lower Duwamish Waterway, including a corrugated converting plant owned and operated by Longview. In November 2014, the EPA issued a Record of Decision (“ROD”) for the Site. The ROD includes a selected remedy for the Site. In the ROD, EPA states that the total estimated net present value costs (discounted at 2.3 percent) for the selected remedy are $342 million, although many uncertainties remain that could result in increased remedial costs. This estimate does not include actual costs already incurred to date for remedial investigation and feasibility studies or potential natural resource damage claims by parties allegedly affected by the contamination at the Site. The Company has received notice from the Elliot Bay Trustee Council regarding the Company’s potential liability for natural resource damages arising from the Site. Neither the Company nor Longview has received a specific monetary demand regarding its potential liability for the Site. In addition, Longview is a participant with approximately 45 other potentially responsible parties in a non-judicial allocation process with respect to the Site. Pursuant to the non-judicial allocation process, Longview and other participating parties will seek to allocate certain costs, including but not limited to the costs necessary to perform the work under the ROD. The non-judicial allocation process is not scheduled to be completed until 2020. Based upon the information available to the Company at this time, the Company cannot reasonably estimate its potential liability for this Site, including any liability for the current or any future third-party claims associated with the Site.

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

There have been no material changes in any of our legal proceedings for the six months ended June 30, 2018.

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

	Net Sales
Three Months Ended June 30, 2018	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$428,546	$22,504	$451,050
Specialty paper	194,924	—	194,924
Other	24,165	—	24,165
Paper and Packaging	$647,635	$22,504	$670,139	$84,139	$39,800	$39,642	$2,674,612
Distribution	265,101	—	265,101	12,798	5,911	619	674,735
Corporate	—	—	—	(15,086)	1,618	1,119	38,796
Intersegment eliminations	—	(22,504)	(22,504)	—	—	—	—
	$912,736	$—	$912,736	$81,851	$47,329	$41,380	$3,388,143

	Net Sales
Three Months Ended June 30, 2017	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$380,776	$25,681	$406,457
Specialty paper	158,871	—	158,871
Other	22,270	—	22,270
Paper and Packaging	$561,917	$25,681	$587,598	$42,697	$38,192	$33,703	$2,642,143
Distribution	260,800	—	260,800	10,785	5,972	1,064	694,099
Corporate	—	—	—	(13,850)	1,890	342	36,330
Intersegment eliminations	—	(25,681)	(25,681)	—	—	—	—
	$822,717	$—	$822,717	$39,632	$46,054	$35,109	$3,372,572

	Net Sales
Six Months Ended June 30, 2018	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$805,570	$39,618	$845,188
Specialty paper	364,589		364,589
Other	45,461	—	45,461
Paper and Packaging	$1,215,620	$39,618	$1,255,238	$158,850	$78,476	$74,790
Distribution	496,311	—	496,311	15,289	11,818	906
Corporate	—	—	—	(40,555)	3,400	2,709
Intersegment eliminations	—	(39,618)	(39,618)
	$1,711,931	$—	$1,711,931	$133,584	$93,694	$78,405

	Net Sales
Six Months Ended June 30, 2017	Trade	Inter- segment	Total	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$726,118	$46,878	$772,996
Specialty paper	339,219	—	339,219
Other	44,224	—	44,224
Paper and Packaging	$1,109,561	$46,878	$1,156,439	$75,449	$75,598	$71,408
Distribution	478,999	—	478,999	13,382	11,950	1,743
Corporate	—	—	—	(30,638)	3,854	627
Intersegment eliminations	—	(46,878)	(46,878)	—	—	—
	$1,588,560	$—	$1,588,560	$58,193	$91,402	$73,778

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

Executive Summary

Industry and Business Conditions

Trade publications reported industry-wide corrugated products total box shipments increased 1.8 percent while industry mill containerboard production increased 1.0 percent for the first half of 2018 compared to the same period in 2017.  Reported industry containerboard inventories as of June 30, 2018 were approximately 2,381 thousand tons, up 2.4% percent compared to the same time period in 2017. Reported containerboard export shipments decreased 3.5 percent compared to the same time period ended June 30, 2017.

Results of Operations for the Quarter Ended June 30, 2018

Consolidated net sales for the quarter ended June 30, 2018 were $912.7 million compared to $822.7 million for the second quarter of 2017, an increase of $90.0 million, or 10.9 percent, primarily due to $58.5 million of higher prices and a more favorable product mix, $27.2 million of higher sales volumes and  higher Distribution segment sales of $4.3 million.

Consolidated net income for the quarter ended June 30, 2018 was $53.2 million, or $0.53 per diluted share, compared with $19.8 million, or $0.20 per diluted share, for the same period in 2017.

Paper and Packaging segment operating income for the current quarter increased $41.4 million to $84.1 million, primarily due to $58.6 million of higher prices and a more favorable price mix and $10.8 million of lower recycled fiber costs.  These costs were partially offset by $18.1 million of inflation on virgin fiber, labor and other materials, $9.3 million of higher management incentives and $3.4 million of higher planned maintenance outage costs.

Distribution segment operating income for the current quarter increased $2.0 million to $12.8 million, primarily due to margin improvement from higher prices and lower management incentives, partially offset by lower non-corrugated sales and higher distribution costs.

Corporate operating expenses increased by $1.2 million to $15.1 million for the quarter ended June 30, 2018 compared to 2017, primarily due to merger expenses of $2.4 million and $2.0 million of higher management incentives, partially offset by lower stock compensation expense of $2.6 million and the absence of Victory contingent consideration expense of $1.1 million.

Results of Operations for the Six Months ended June 30, 2018

Consolidated net sales for the six months ended June 30, 2018 were $1,711.9 million compared to $1,588.6 million for the first six months of 2017, an increase of $123.3 million, or 7.8 percent, primarily due to $106.8 million of higher prices and a more favorable product mix and higher Distribution segment sales of $17.3 million.

Consolidated net income for the six months ended June 30, 2018 was $85.9 million, or $0.86 per diluted share, compared with $25.8 million, or $0.26 per diluted share, for the same period in 2017.

Paper and Packaging segment operating income for the six months ended June 30, 2018 increased $83.4 million to $158.9 million, primarily due to $106.8 million of higher prices and a more favorable price mix, the $7.5 million on the gain on sale of property, $17.2 million of lower recycled fiber costs and $5.0 million of the absence of the Charleston mill’s 2017 union ratification costs.  These increases were partially offset by $30.7 million of inflation for virgin fiber, labor and other materials, $12.1 million of higher management incentives and $11.9 million of higher planned maintenance outage costs.

Distribution segment operating income for the six months ended June 30, 2018 increased $1.9 million to $15.3 million, primarily due to margin improvement from higher prices, partially offset by higher freight and distribution costs.

Corporate operating expenses increased by $9.9 million to $40.6 million for the six months ended June 30, 2018 compared to 2017, primarily due to merger expenses of $15.9 million and $3.5 million of higher management incentives, partially offset by lower stock compensation expense of $4.9 million and the absence of Victory contingent consideration expense of $3.6 million.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

(In thousands)

	Three Months Ended June 30,		Increase/	% of Net Sales
	2018	2017	(Decrease)	2018	2017

Paper and packaging	$670,139	$587,598	$82,541	73.4%	71.4%
Distribution	265,101	260,800	4,301	29.0%	31.7%
Intersegment eliminations	(22,504)	(25,681)	3,177	(2.5)%	(3.1)%
Net sales	$912,736	$822,717	$90,019	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	635,441	594,078	41,363	69.6%	72.2%
Depreciation and amortization	47,329	46,054	1,275	5.2%	5.6%
Freight and distribution expenses	78,253	75,640	2,613	8.6%	9.2%
Selling, general, and administrative expenses	67,494	67,313	181	7.4%	8.2%
Merger expenses	2,368	—	2,368	0.3%	0.0%
Operating income	$81,851	$39,632	$42,219	8.9%	4.8%
Foreign exchange (gain) / loss	984	(1,004)	1,988	0.1%	(0.1)%
Pension and postretirement income	(3,091)	(1,563)	(1,528)	(0.3)%	(0.2)%
Equity method investments income	(720)	(29)	(691)	(0.1)%	0.0%
Interest expense, net	15,711	12,311	3,400	1.7%	1.5%
Income before provision for income taxes	68,967	29,917	39,050	7.5%	3.6%
Provision for income taxes	15,784	10,141	5,643	1.7%	1.2%
Net income	$53,183	$19,776	$33,407	5.8%	2.4%

Paper and Packaging segment net sales increased by $82.5 million to $670.1 million for the quarter ended June 30, 2018 due to $58.5 million of higher prices and a more favorable product mix and $27.2 million of higher sales volume, partially offset by $3.2 million of decreased intersegment sales to the Distribution segment.  Average mill selling price per ton for the quarter ended June 30, 2018 was $736 compared to $661 for the prior year’s quarter, reflecting higher containerboard and specialty paper prices and a more favorable product mix.

In May 2018, the Company announced a $50 per ton price increase on kraft paper grades, effective June 4, 2018.

Distribution segment net sales increased by $4.3 million to $265.1 million for the quarter ended June 30, 2018 compared to 2017, due to higher prices related to the pass thru of higher containerboard costs partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the quarters ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2018	2017	(Decrease)%		2018	2017	(Decrease)%
Containerboard / Corrugated products	$451,050	$406,457	$44,593	11.0%	492,309	475,739	16,570	3.5%
Specialty paper	194,924	158,871	36,053	22.7%	250,638	223,425	27,213	12.2%
Other	24,165	22,270	1,895	8.5%	—	—	—	—%
Product sold	$670,139	$587,598	$82,541	14.0%	742,947	699,164	43,783	6.3%

Tons of product sold for the Paper and Packaging segment for the quarter ended June 30, 2018 were 742,947 tons compared to 699,164 tons for the quarter ended June 30, 2017, an increase of 43,783 tons, or 6.3 percent, as follows:

•                  Shipments of Containerboard / Corrugated products increased by 16,570 tons, primarily due to higher domestic and export containerboard shipments of 11,267 tons and 5,235 tons, respectively.

•                  Specialty paper shipped increased by 27,213 tons, primarily due to higher kraft paper shipments of 8,153 tons, higher Kraftpak® shipments of 6,618 tons, higher DuraSorb® shipments of 6,400 tons, and higher pulp shipments of 6,042 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended June 30, 2018 was $635.4 million compared to $594.1 million for the second quarter of 2017, an increase of $41.3 million, or 7.0 percent.  The increase in cost of sales was mainly due to $27.2 million of higher sales volume, $15.0 million of inflation on virgin fiber, labor and other materials, $4.9 million of higher management incentives and $3.4 million of higher planned maintenance outage costs, partially offset by $10.8 million of lower recycled fiber costs.  Cost of sales, excluding depreciation and amortization expense, for the Distribution segment increased by $4.2 million, primarily due to an increase in containerboard costs.  Planned maintenance outage costs of approximately $21.0 million and $17.6 million are included in cost of sales for the quarters ended June 30, 2018 and 2017, respectively.

Depreciation and amortization expense for the quarter ended June 30, 2018 totaled $47.3 million compared to $46.1 million for the quarter ended June 30, 2017.

Freight and distribution expenses for the quarter ended June 30, 2018 totaled $78.3 million compared to $75.6 million for the quarter ended June 30, 2017. The increase of $2.7 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the quarter ended June 30, 2018 totaled $67.5 million compared to $67.3 million for the quarter ended June 30, 2017. The increase of $0.2 million, or 0.3 percent, was primarily due to $6.5 million of higher management incentives, partially offset by $2.6 million of lower stock compensation expense, $2.0 million of lower Distribution segment operating costs and $1.1 million of the Victory contingent consideration expense not incurred in 2018.  For the quarter ended June 30, 2018, selling, general and administrative expenses as a percentage of net sales was 7.4 percent compared to 8.2 percent in the quarter ended June 30, 2017.

Merger expenses for the quarter ended June 30, 2018 totaled $2.4 million for legal fees and other costs.

Net interest expense for the quarters ended June 30, 2018 and 2017 was $15.7 million and $12.3 million, respectively. Interest expense was $3.4 million higher for the quarter ended June 30, 2018 due to $1.6 million related to higher interest rates and $2.2 million due to implicit interest on long-term financing obligations.

Provision for income taxes for the quarters ended June 30, 2018 and 2017 was $15.8 million and $10.1 million, respectively, reflecting an effective income tax rate of 22.9 percent for the quarter ended June 30, 2018, compared to 33.9 percent for the similar period in 2017.  The lower effective income tax rate in the three months ended June 30, 2018 reflects the 21 percent federal statutory tax rate beginning in 2018 from the Tax Cuts and Jobs Act. The higher provision for income taxes in 2018 reflects higher pre-tax income of $39.1 million, partially offset by the lower effective income tax rate.

Comparison of Results of Operations for the Six Months Ended June 30, 2018 and 2017

(In thousands)

	Six Months Ended June 30,		Increase/	% of Net Sales
	2018	2017	(Decrease)	2018	2017

Paper and packaging	$1,255,238	$1,156,439	$98,799	73.3%	72.8%
Distribution	496,311	478,999	17,312	29.0%	30.2%
Intersegment eliminations	(39,618)	(46,878)	7,260	(2.3)%	(3.0)%
Net sales	$1,711,931	$1,588,560	$123,371	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,190,262	1,156,539	33,723	69.5%	72.8%
Depreciation and amortization	93,694	91,402	2,292	5.5%	5.7%
Freight and distribution expenses	154,839	148,628	6,211	9.0%	9.4%
Selling, general, and administrative expenses	131,105	133,798	(2,693)	7.7%	8.4%
Merger expenses	15,900	—	15,900	0.9%	0.0%
Gain on sale of property	(7,453)	—	(7,453)	(0.4)%	0.0%
Operating income	$133,584	$58,193	$75,391	7.8%	3.7%
Foreign exchange (gain) / loss	947	(1,086)	2,033	0.1%	(0.1)%
Pension and postretirement income	(6,183)	(3,126)	(3,057)	(0.4)%	(0.2)%
Equity method investments income	(1,240)	(706)	(534)	(0.1)%	0.0%
Interest expense, net	30,056	23,041	7,015	1.8%	1.5%
Income before provision for income taxes	110,004	40,070	69,934	6.4%	2.5%
Provision for income taxes	24,080	14,302	9,778	1.4%	0.9%
Net income	$85,924	$25,768	$60,156	5.0%	1.6%

Paper and Packaging segment net sales increased by $98.8 million to $1,255.2 million for the six months ended June 30, 2018 due to $106.8 million of higher prices and a more favorable product mix, partially offset by $7.3 million of decreased intersegment sales to the Distribution segement.  Average mill selling price per ton for the six months ended June 30, 2018 was $728 compared to $654 for the prior year’s period, reflecting higher containerboard and specialty paper prices and a more favorable product mix.

In January 2018, the Company announced a $50 per ton price increase for North American containerboard shipments beginning March 1, 2018.

In May 2018, the Company announced a $50 per ton price increase on kraft paper grades, effective June 4, 2018.

Distribution segment net sales increased by $17.3 million to $496.3 million for the six months ended June 30, 2018 compared to 2017, due to higher prices related to the pass thru of higher containerboard costs which were partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2018	2017	(Decrease)%		2018	2017	(Decrease)%
Containerboard / Corrugated products	$845,188	$772,996	$72,192	9.3%	933,155	910,119	23,036	2.5%
Specialty paper	364,589	339,219	25,370	7.5%	471,756	487,811	(16,055)	(3.3)%
Other	45,461	44,224	1,237	2.8%	—	—	—	—%
Product sold	$1,255,238	$1,156,439	$98,799	8.5%	1,404,911	1,397,930	6,981	0.5%

Tons of product sold for the Paper and Packaging segment for the six months ended June 30, 2018 were 1,404,911 tons compared to 1,397,930 tons for the six months ended June 30, 2017, an increase of 6,981 tons, or 0.5 percent, as follows:

•                  Shipments of Containerboard / Corrugated products increased by 23,036 tons, primarily due to higher domestic containerboard shipments of 27,472 tons.  This increase was partially offset by a decrease in corrugated product shipments of 4,998 tons.

•                  Specialty paper decrease in tons sold was primarily due to lower kraft paper shipments of 22,544 tons and lower pulp shipments of 4,712 tons.  This decrease was partially offset by an increase in Kraftpak® shipments of 8,483 tons and an increase in DuraSorb® shipments of 2,717 tons.

Cost of sales, excluding depreciation and amortization expense, for the six months ended June 30, 2018 was $1,190.3 million compared to $1,156.5 million for the six months of 2017, an increase of $33.8 million, or 2.9 percent.  The increase in cost of sales was mainly due to $27.2 million of inflation on virgin fiber, labor and other materials, $11.9 million of higher planned maintenance outage costs, $7.4 million of higher sales volume, $6.1 million of higher management incentives and $1.5 million for the closure of the Oakland, California box plant.  These cost increases were partially offset by $17.2 million of lower recycled fiber costs, $8.5 million of productivity gains, $5.0 million for the Charleston, South Carolina mill’s union ratification cost not incurred in 2018, $4.0 million of unplanned boiler costs at the North Charleston mill not incurred in 2018, and $2.0 million for a Longview paper mill hazardous piping inspection settlement not incurred in 2018.  Cost of sales, excluding depreciation and amortization expense, for the Distribution segment increased by $16.3 million, primarily due to an increase in containerboard costs.  Planned maintenance outage costs of approximately $35.7 million and $23.8 million are included in cost of sales for the six months ended June 30, 2018 and 2017, respectively.

Depreciation and amortization expense for the six months ended June 30, 2018 totaled $93.7 million compared to $91.4 million for the six months ended June 30, 2017.

Freight and distribution expenses for the six months ended June 30, 2018 totaled $154.8 million compared to $148.6 million for the six months ended June 30, 2017. The increase of $6.2 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the six months ended June 30, 2018 totaled $131.1 million compared to $133.8 million for the six months ended June 30, 2017. The decrease of $2.7 million, or 2.0 percent, was primarily due to $4.9 million of lower stock compensation expense, $4.1 million of lower Distribution segment operating costs and $3.6 million of the Victory contingent consideration expense not incurred in 2018, partially offset by $9.5 million of higher management incentives and $0.8 million bad debt expense. For the six months ended June 30, 2018, selling, general and administrative expenses as a percentage of net sales was 7.7 percent compared to 8.4 percent in the six months ended June 30, 2017.

Merger expenses for the six months ended June 30, 2018 totaled $15.9 million, including $10.2 million for professional fees and $5.7 million for legal fees and other costs.

Net interest expense for the six months ended June 30, 2018 and 2017 was $30.1 million and $23.0 million, respectively. Interest expense was $7.1 million higher for the six months ended June 30, 2018 due to

$3.7 million related to higher interest rates and $3.9 million due to implicit interest on long-term financing obligations.

Provision for income taxes for the six months ended June 30, 2018 and 2017 was $24.1 million and $14.3 million, respectively, reflecting an effective income tax rate of 21.9 percent for the six months ended June 30, 2018, compared to 35.7 percent for the similar period in 2017.  The lower effective income tax rate in the six months ended June 30, 2018 reflects the 21 percent federal statutory tax rate beginning in 2018 from the Tax Cuts and Jobs Act. The higher provision for income taxes in 2018 reflects higher pre-tax income of $69.9 million, partially offset by the lower effective income tax rate.

Liquidity and Capital Resources

Credit Facility

The Company had $458.4 million available to borrow under the Revolver at June 30, 2018.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Receivables Credit Facility

Effective as of June 1, 2018, the Company amended its Receivables Purchase Agreement, which is part of its Securitization Program, to extend the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) from June 1, 2018 to May 31, 2019.

As of June 30, 2018, the Company had $315.1 million of outstanding borrowings under its $325.0 million Receivables Credit Facility with an interest rate of 2.8 percent.

Debt Covenants

Under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. As of June 30, 2018, the Company was in compliance with a leverage ratio of 2.78 to 1.00 compared to a maximum permitted leverage ratio of 4.00 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. On June 30, 2018, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 9.27 to 1.00 compared to a minimum required ratio of 3:00 to 1:00.

As of June 30, 2018, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2018, is projected to be 23.7 percent. The Company’s cash tax rate on earnings for 2018 is projected to be 27 percent.

Sources and Uses of Cash

Six months ended June 30 ($ in thousands)	2018	2017	Incr / (Dcr)
Operating activities	$33,015	$49,497	$(16,482)
Investing activities	(63,724)	(107,278)	43,554
Financing activities	11,793	35,852	(24,059)
Total change in cash and cash equivalents	$(18,916)	$(21,929)	$3,013

Cash and cash equivalents decreased by $18.9 million from December 31, 2017, reflecting $33.0 million provided by operating activities, $63.7 million used in investing activities and $11.8 million provided by financing activities in the first six months of 2018.

Net cash provided by operating activities was $33.0 million, comprised of net income for the first six months of $85.9 million and non-cash charges of $93.7 million.  Changes in operating assets and liabilities used $146.6 million of cash. Net cash provided by operating activities decreased by $16.5 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, mainly due to a $61.6 million increase in cash used for working capital and $15.1 million of lower non-cash charges, partially offset by higher net income of $60.2 million.  The increase in cash used for working capital in the six months ended June 30, 2018 compared to 2017 is primarily due to the payment of management incentive compensation, the Victory contingent consideration payment, higher inventory levels, higher trade accounts receivables and higher income tax payments.

Net cash used in investing activities was $63.7 million and includes $78.4 million for capital expenditures and proceeds of $14.7 million from the sale of property.  Net cash used in investing activities decreased by $43.6 million in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to the acquisition of Associated Packaging, Inc. and Fast Pak, LLC in 2017 and the proceeds from the sale of property.

Net cash provided by financing activities was $11.8 million and reflects $25.0 million of net short-term borrowings under the Revolver, $6.3 million of borrowings under the Receivable Credit Facility, $5.8 million of net proceeds from share transactions and $4.5 million of other current borrowings. These borrowings were partially offset by $19.5 million of quarterly dividend payments and the $9.6 million contingent consideration payment to the former owners Victory. Net cash provided by financing activities decreased by $24.1 million in the six months ended June 30 2018, compared to the six months ended June 30, 2017, primarily due to the Victory contingent consideration payment and lower net borrowings in 2018.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2018 cash needs.  The cash needs consist of approximately $34.1 million of payments to financial advisors contingent upon the consummation of the Merger, $20.0 million for cash dividends subject to board approval, $5.0 million due for contingent consideration upon the consummation of the Merger and any additional working capital needs.  In addition, capital expenditures for the full year are estimated to be $155.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of June 30, 2018, the Company had $25.0 million of borrowings under the Revolver and $458.4 million of remaining Revolver availability, net of outstanding letters of credit.

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

Pension and Postretirement Benefits

During the first quarter ended March 31, 2018, the Company adopted the provisions of ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.  Refer to Note 2, Recently Adopted and New Accounting Pronouncements and Note 11, Pension Plan and Postretirement Benefits, in the footnotes to the financial statements, related to the impact of the adoption on the Company’s financial statements and accounting policies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, commodity prices, equity prices and other market-driven rates or prices.

Under our Credit Agreement, at June 30, 2018, our Credit Facility consisted of two term loans totaling approximately $1.1 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At June 30, 2018 the weighted average interest rate of the term loans was 3.6 percent.

Under our Receivables Credit Facility, at June 30, 2018, we had $315.1 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At June 30, 2018 the interest rate on outstanding amounts under the Receivables Credit Facility was 2.8 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0 percent), our annual interest expense would change by approximately $14.1 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros, Mexican customers in Pesos and certain Canadian customers in Canadian Dollars. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended June 30, 2018. No such contracts were outstanding at June 30, 2018.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.29

Amendment No. 4 to Receivables Purchase Agreement, dated as of June 1, 2018, by and among KapStone Paper and Packaging Corporation, as the Servicer, KapStone Receivables, LLC, as Seller, the Purchasers party thereto, and Wells Fargo Bank, N.A., as Administrative Agent. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2018.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

July 25, 2018	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)