Form 10-Q
period 2018-09-30
KAPSTONE PAPER & PACKAGING CORP
filed 2018-10-23
CIK 1325281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

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

Yes ☐  No ☒

There were 97,950,763 shares of the Registrant’s Common Stock, $0.0001 par value, outstanding at October 17, 2018.

KAPSTONE PAPER AND PACKAGING CORPORATION

Index to Form 10-Q

i

PART 1. FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,431	$28,065
Trade accounts receivable (Includes $464,310 at September 30, 2018, and $425,216 at December 31, 2017, associated with the receivables credit facility)	488,007	443,462
Other receivables	17,218	23,289
Inventories	348,432	315,575
Prepaid expenses and other current assets	18,177	17,470
Total current assets	894,265	827,861
Plant, property and equipment, net	1,456,648	1,453,607
Other assets	27,760	24,431
Intangible assets, net	274,243	297,475
Goodwill	720,611	720,611
Total assets	$3,373,527	$3,323,985
Liabilities and Stockholders’ Equity
Current liabilities:
Other current borrowings	2,272	—
Short-term financing obligations	1,090	—
Capital lease obligation	33	30
Dividend payable	10,392	10,302
Accounts payable	210,098	199,574
Accrued expenses	85,948	105,951
Accrued compensation costs	82,457	75,215
Accrued income taxes	528	31,458
Total current liabilities	392,818	422,530
Other liabilities:
Long-term debt (Includes $314,986 at September 30, 2018, and $308,849 at December 31, 2017, associated with the receivables credit facility)	1,309,486	1,374,502
Long-term financing obligations	91,794	82,199
Capital lease obligation	4,570	4,595
Pension and postretirement benefits	5,574	14,196
Deferred income taxes	254,968	252,101
Other liabilities	32,471	36,848
Total other liabilities	1,698,863	1,764,441
Stockholders’ equity:
Preferred stock – $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock – $0.0001 par value; 175,000,000 shares authorized; 97,929,278 shares issued and outstanding (excluding 40,000 treasury shares) at September 30, 2018 and 97,043,750 shares issued and outstanding (excluding 40,000 treasury shares) at December 31, 2017	10	10
Additional paid-in-capital	306,711	291,629
Retained earnings	1,022,942	894,061
Accumulated other comprehensive loss	(47,817)	(48,686)
Total stockholders’ equity	1,281,846	1,137,014
Total liabilities and stockholders’ equity	$3,373,527	$3,323,985

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$893,595	$868,418	$2,605,526	$2,456,978
Cost of sales, excluding depreciation and amortization	593,231	622,964	1,783,493	1,779,503
Depreciation and amortization	45,129	47,462	138,823	138,864
Freight and distribution expenses	82,158	77,043	236,997	225,671
Selling, general, and administrative expenses	61,721	62,767	192,826	196,565
Merger expenses	4,590	—	20,490	—
Gain on sale of property	(680)	—	(8,133)	—
Operating income	107,446	58,182	241,030	116,375
Foreign exchange loss / (gain)	(187)	(415)	760	(1,501)
Pension and postretirement income	(3,092)	(1,563)	(9,275)	(4,689)
Loss on debt extinguishment	456	631	456	631
Equity method investments income	(311)	(671)	(1,551)	(1,377)
Interest expense, net	15,865	15,164	45,921	38,205
Income before provision for income taxes	94,715	45,036	204,719	85,106
Provision for income taxes	22,204	15,010	46,284	29,312
Net income	$72,511	$30,026	$158,435	$55,794
Other comprehensive income
Foreign currency translation adjustment	307	(74)	131	830
Pension and postretirement plan reclassification adjustments, net of tax:
Accretion of prior service costs	(48)	(117)	(144)	(351)
Amortization of net loss	294	635	882	1,907
Other comprehensive income, net of tax	553	444	869	2,386
Total comprehensive income	$73,064	$30,470	$159,304	$58,180

Weighted average number of shares outstanding:
Basic	97,874,258	96,931,315	97,665,114	96,811,060
Diluted	100,135,846	98,707,395	99,955,448	98,521,491
Net income per share:
Basic	$0.74	$0.31	$1.62	$0.58
Diluted	$0.72	$0.30	$1.59	$0.57
Dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net income	$158,435	$55,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of plant and equipment	115,591	115,710
Amortization of intangible assets	23,232	23,154
Stock-based compensation expense	7,176	12,676
Pension and postretirement	(7,650)	(1,971)
Amortization of debt issuance costs	3,553	3,557
Loss on debt extinguishment	456	631
Loss on disposal of assets	1,499	3,785
Deferred income taxes	2,633	(6,240)
Change in fair value of contingent consideration liability	518	(340)
Equity method investments income, net of cash received	455	473
Plant closure costs	793	8,043
Provision for bad debt expense	1,180	2,926
Multiemployer pension plan withdrawl expense	226	—
Gain on sale of property	(8,133)	—
Changes in assets and liabilities:
Trade accounts receivable, net	(45,725)	(76,110)
Other receivables	3,267	(1,510)
Inventories	(32,857)	(11,177)
Prepaid expenses and other current assets	(8,325)	(4,535)
Other assets	(980)	(671)
Accounts payable	6,263	24,443
Accrued expenses and other liabilities	(9,132)	18,824
Accrued compensation costs	7,351	14,445
Accrued income taxes	(30,930)	(5,988)
Net cash provided by operating activities	188,896	175,919

Investing activities
Capital expenditures	(111,739)	(108,012)
Acquisition, net of cash acquired	—	(33,500)
Proceeds from the sale of property	15,720	—
Net cash used in investing activities	(96,019)	(141,512)

Financing activities
Proceeds from revolving credit facility	270,000	347,500
Repayments on revolving credit facility	(270,000)	(345,000)
Proceeds from receivables credit facility	45,599	75,248
Repayments on receivables credit facility	(39,461)	(26,676)
Repayments on long-term debt	(75,000)	(75,000)
Payment of loan amendment fee	(162)	(1,488)
Proceeds from other current borrowings	6,767	6,214
Repayments on other current borrowings	(4,495)	(4,130)
Repayments on long-term financing obligations	(785)	(263)
Repayments on capital lease obligation	(27)	(19)
Cash dividends paid	(29,253)	(29,026)
Payment of withholding taxes on vested stock awards	(1,957)	(1,871)
Proceeds from exercises of stock options	8,927	1,041
Proceeds from shares issued to ESPP	936	972
Payment of Victory contingent consideration	(9,600)	—
Net cash used in financing activities	(98,511)	(52,498)

Net decrease in cash and cash equivalents	(5,634)	(18,091)
Cash and cash equivalents-beginning of period	28,065	29,385
Cash and cash equivalents-end of period	$22,431	$11,294

See notes to consolidated financial statements.

KAPSTONE PAPER AND PACKAGING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

1.                                      Financial Statements

The accompanying unaudited consolidated financial statements of KapStone Paper and Packaging Corporation (the “Company,” “we,” “us,” “our” or “KapStone”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated in our Current Report on Form 8-K filed on May 4, 2018 (“May 8-K”).

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

Effective January 1, 2018, the Company adopted the requirements of ASC Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective method, which requires the recognition of the cumulative effect of initially applying the standard (if any) as an adjustment to opening retained earnings for the fiscal year beginning January 1, 2018.  The adoption of ASC Topic 606 did not result in the recognition of a cumulative adjustment to opening retained earnings under the modified retrospective approach, nor did it have a material effect on the Company’s financial position or results of operations.  The adoption of this topic did result in the addition of required disclosures within the notes to the consolidated financial statements, as disclosed in Note 3, “Revenue”.

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

In March, 2017, the FASB issued ASU No. 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715, Compensation—Retirement Benefits. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The ASU also allows only the service cost component to be eligible for capitalization when applicable (e.g., as a cost of internally manufactured inventory or a self-constructed asset). Effective January 1, 2018, the Company adopted ASU 2017-07 applying the allowable practical expedient by using the amounts disclosed in the pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements to the period presented.  This resulted in a $1.6 million and $4.7 million reclassification between cost of sales, excluding depreciation and amortization, and pension and postretirement income in the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017, respectively.  This reclassification did not affect the Company’s net income, earnings per share, financial position, or cash flows.

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

The Company has a significant number of leases for both property and equipment. As such, the Company expects that there will be a material impact on our financial position and disclosures upon the adoption of ASU 2016-02. Our implementation team, consisting of senior leadership from finance, legal, IT and operations, reports its progress to management and to the audit committee of our board of directors on a periodic basis. We have completed the process of abstracting data from known leases and have completed our procedures to validate and test the completeness and accuracy of this data.  We have also completed our evaluation of a stratified discount rate model and have begun implementing new and/or updated systems necessary to support additional disclosures under the new standard.  The Company will provide additional disclosure as the implementation progresses.

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

In August 2018, the FASB issued ASU 2018-13, which eliminates certain disclosure requirements for fair value measurements for all entities, requires public entities to disclose certain new information and modifies some disclosure requirements. The new guidance is effective for all entities for fiscal years beginning after December 2019 and for interim periods within those fiscal years. Early adoption is permitted.  The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Paper and packaging	$611,110	$594,699	$1,781,269	$1,660,036
Distribution	261,189	251,163	757,500	730,162
Other	21,296	22,556	66,757	66,780
Net sales	$893,595	$868,418	$2,605,526	$2,456,978

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Certain customers may receive cash-based incentives (rebates or credits), which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.  For the three months ended September 30, 2018 and 2017, paper and packaging customer incentives totaled $6.1 million and $6.2 million, respectively.  For the nine months ended September 30, 2018 and 2017, paper and packaging customer incentives totaled $16.4 million and $19.7 million, respectively.  As of September 30, 2018 and 2017, a reserve for estimated unpaid rebates of $5.7 million and $6.0 million, respectively, is included in accrued expenses on the Company’s Consolidated Balance Sheets.

Upfront consideration paid to a customer associated with the execution of a master agreement (“prebate”) is capitalized and amortized as a reduction in transaction prices over the expected sales impacted by the agreement.  As of September 30, 2018, unamortized prebates totaled $0.7 million.  If we determined our obligations under a warranty claim are probable and subject to reasonable determination, an estimation of our liability is recorded as an offset against revenue at that time.  As of September 30, 2018 and 2017, reserves for warranty claims were not material. The adoption of ASC Topic 606 did not have a significant impact on our estimates for variable consideration.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.  Certain customers may receive cash-based incentives (rebates or credits), which are accounted for as variable consideration.  We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized.  For the three months ended September 30, 2018 and 2017, distribution customer incentives totaled $2.3 million and $2.7 million, respectively.  For the nine months ended September 30, 2018 and 2017, distribution customer incentives totaled $7.2 million and $8.0 million, respectively. As of September 30, 2018 and 2017, a reserve for estimated unpaid rebates of $3.4 million and $2.8 million, respectively, is included in accrued expenses on the Company’s Consolidated Balance Sheets.

Upfront consideration paid to a customer associated with the execution of a master agreement (“prebate”) is capitalized and amortized as a reduction in transaction prices over the expected sales impacted by the agreement.  As of September 30, 2018 and 2017, unamortized prebates totaled $3.2 million and $1.1 million, respectively.  If we determined our obligations under a warranty claim are probable and subject to reasonable determination, an estimation of our liability is recorded as an offset against revenue at that time.  As of September 30, 2018 and 2017, reserves for warranty claims were not material. The adoption of ASC Topic 606 did not have a significant impact on our estimates for variable consideration.

Freight charged to customers is recognized in net sales.

Other Revenue

Lumber — The Company generates revenue from the sale of lumber produced at its Summerville, South Carolina lumber mill.  Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs with the transfer of control of our lumber products upon delivery to the customer.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services.  Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue.  Incidental items that are immaterial in the context of the contract are recognized as expense.

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

KapStone stockholders were entitled to make an election to receive the Stock Consideration by submitting an election form by the previously announced election deadline on September 5, 2018. Any KapStone stockholder that did not make an election to receive the Stock Consideration will receive the Cash Consideration.

The completion of the Merger is subject to customary conditions, including, without limitation the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As of the date of this Quarterly Report on Form 10-Q, the parties have received all antitrust clearances that are a condition to the Merger other than Hart-Scott-Rodino clearance. The parties are targeting completing the Merger by the end of the calendar year 2018, subject to satisfaction or waiver of the closing conditions in the Merger Agreement.  It is possible that factors outside the control of KapStone or WestRock could result in the Merger being completed at a later time or not at all.

To assist the Company in its sale process, the Company retained two financial advisors to advise the board of directors and executive management and to render customary “fairness opinions” to the Company and the board of directors regarding the Merger Consideration to be paid upon consummation of the Merger.  As of September 30, 2018, the financial advisors had been paid $10.2 million in the aggregate for their services (paid in the first quarter of 2018).  Upon consummation of the Merger, the Company is obligated to pay the two firms an additional $34.1 million in the aggregate.  For the three and nine months ended September 30, 2018, the Company incurred $4.6 million and $20.5 million, respectively, of Merger-related expenses in total.

In connection with the Merger, KapStone has entered into retention agreements or change in control severance agreements (“Severance Agreements”) with certain employees, and intends to enter into success bonus agreements with certain employees.  Payment under any such agreement is or will be contingent upon the consummation of the Merger.  KapStone has entered into Severance Agreements with each of our non-director executive officers, each providing for severance payments in an amount equal to a fixed amount not to exceed two times the sum of such executive officer’s annual base salary plus target bonus, as well as certain continuing health insurance benefits. The success bonus agreements have not been made final and remain subject to KapStone’s discretion (subject to a $3.0 million limitation on aggregate success bonus payments for all KapStone employees pursuant to the Merger Agreement).

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

6.                                      Planned Maintenance Outages

Planned maintenance outage costs for the three months ended September 30, 2018 and 2017 totaled $9.2 million and $13.0 million, respectively, and are included in cost of sales.  The $3.8 million decrease in 2018 is primarily due to the deferral of two projects into the fourth quarter of 2018, partially offset by the Longview, Washington’s cold mill outage. The cold mill outage lasted 4 days with a cost of $7.5 million and a lost paper production of approximately 13,000 tons.

Planned maintenance outage costs for the nine months ended September 30, 2018 and 2017 totaled $45.0 million and $36.8 million, respectively, and are included in cost of sales.  The $8.2 million increase in planned maintenance outage costs in 2018 is primarily due to a boiler upgrade at the North Charleston, South Carolina paper mill with a cost of $16.0 million and lost paper production of approximately 30,000 tons, partially offset by timing of other projects.

7.                                      Inventories

Inventories consist of the following at September 30, 2018 and December 31, 2017, respectively:

	(unaudited)
	September 30,	December 31,
	2018	2017
Raw materials	$95,553	$75,616
Work in process	4,000	4,144
Finished goods	154,756	145,652
Replacement parts and supplies	98,193	93,043
Inventory at FIFO costs	352,502	318,455
LIFO inventory reserves	(4,070)	(2,880)
Inventories	$348,432	$315,575

8.                                      Short-term Borrowings and Long-term Debt

Short-term Borrowings and Long-term Debt

As of September 30, 2018, the Company had no amounts outstanding under its $500 million revolving credit facility (the “Revolver”), and had borrowing availability of $484.4 million.

In September 2018, the Company made a voluntary prepayment on its term loans under the Credit Facility of $75 million and, as a result, $0.5 million of unamortized debt issuance costs were written-off as a loss on debt extinguishment.

Other Borrowing

In January 2018, the Company entered into a short-term financing agreement of $6.8 million at an annual interest rate of 2.9 percent for its annual property insurance premiums.  The agreement requires the Company to make three payments through the term of the financing agreement ending on December 31, 2018.  As of September 30, 2018, there was $2.3 million outstanding under the current agreement.

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

The Amendment extended the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) from June 1, 2018 to May 31, 2019.

Under our Securitization Program, the Company and its subsidiaries that participate in the Securitization Program (the “Originators”) sell, on an ongoing basis without recourse, certain trade receivables to KapStone Receivables, LLC (“KAR”), which is considered a wholly-owned, bankruptcy-remote variable interest entity (“VIE”). The Company has the authority to direct the activities of the VIE and, as a result, we have concluded that we maintain control of the VIE, are the primary beneficiary (as defined by accounting guidance) and, therefore, consolidate the account balances of KAR. As of September 30, 2018, $464.3 million of our trade accounts receivables were sold to KAR. KAR in turn assigns a collateral interest in these receivables to a group of financial institutions under a one-year $325 million facility (the “Receivables Credit Facility”) for proceeds of $315.0 million. The assets of KAR are not available to the Company until all obligations of KAR are satisfied in the event of bankruptcy or insolvency proceedings.

The Company included the Receivables Credit Facility in Long-term debt on the Consolidated Balance Sheets based on management’s intent to continue to refinance outstanding amounts under the Securitization Program until the maturity of the Term loan A-l which is June 1, 2020. Term loan A-1 and Term loan A-2 (with $611.9 million and $392.0 million outstanding as of September 30, 2018, respectively), together with the Revolver, comprise our credit facility (the “Credit Facility”) under our Second Amended and Restated Credit Agreement, as amended (the “Credit Agreement”). The Company also has the ability to refinance the short-term obligations under the Receivables Credit Facility on a long-term basis using its Revolver. Provided the Company complies with its covenants under the Credit Agreement, there are no additional requirements as to when borrowings under the Revolver would need to be repaid other than the maturity date of June 1, 2020.

Debt Covenants

Our Credit Agreement governing our Credit Facility contains, among other provisions, covenants with which we must comply. The covenants limit our ability to, among other things, incur indebtedness, create additional liens on our assets, make investments, engage in mergers and acquisitions and sell any assets outside the normal course of business.

As of September 30, 2018, the Company was in compliance with all applicable covenants in the Credit Agreement.

Fair Value of Debt

As of September 30, 2018, the fair value of the Company’s debt approximates the carrying value of $1.3 billion as the variable interest rates re-price frequently at current market rates. Our weighted-average cost of borrowings was 3.6 percent and 3.0 percent for the nine months ended September 30, 2018 and 2017, respectively.

9.                                      Income Taxes

The Company’s effective income tax rate for the three and nine months ended September 30, 2018 was 23.4 percent and 22.6 percent, respectively, compared to 33.3 percent and 34.4 percent for the three and nine months ended September 30, 2017, respectively.  The effective income tax rate for the three and nine months ended September 30, 2018, is lower due to the 21 percent federal statutory tax rate beginning in 2018 instituted by the Tax Cuts and Jobs Act (the “Act”).

The Act, among other things, reduced the US federal corporate income tax rate from 35 percent to 21 percent and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. The Act also created new taxes starting in 2018 on certain foreign sourced earnings. The Company applied the guidance in SAB 118 and at December 31, 2017 recorded provisional estimates to re-measure our deferred taxes using the new 21 percent rate ($144.7 million tax benefit) and to record an estimated transition tax ($0.3 million expense).

During the nine months ended September 30, 2018, we have not recorded any measurement period adjustments to the provisional estimates recorded at December 31, 2017. Final accounting for these impacts is expected in the fourth quarter of 2018, subsequent to the Company’s completion of 2017 tax returns.

Cash taxes, net of tax refunds, paid in the three and nine months ended September 30, 2018 were $19.7 million and $74.7 million, respectively, compared to $12.8 million and $40.3 million for the three and nine months ended September 30, 2017, respectively.

In the normal course of business, the Company is subject to examination by taxing authorities. The Company’s open federal tax years are 2015 and 2016. The Company has open tax years for state and foreign income tax filings generally starting in 2014.

10.                               Net Income per Share

The Company’s basic and diluted net income per share for the three and nine months ended September 30, 2018 and 2017 is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$72,511	$30,026	$158,435	$55,794
Weighted-average number of common shares for basic net income per share	97,874,258	96,931,315	97,665,114	96,811,060
Incremental effect of dilutive common stock equivalents:
Unexercised stock options	1,739,437	1,279,371	1,771,153	1,253,819
Unvested restricted stock awards	522,151	496,709	519,181	456,612

Weighted-average number of shares for diluted net income per share	100,135,846	98,707,395	99,955,448	98,521,491

Net income per share - basic	$0.74	$0.31	$1.62	$0.58
Net income per share - diluted	$0.72	$0.30	$1.59	$0.57

There were no anti-dilutive weighted average unexercised stock options outstanding for the three and nine month periods ended September 30, 2018.

A total of 1,604,202 and 1,620,967 weighted average unexercised stock options were outstanding for the three and nine month periods ended September 30, 2017, respectively, but were not included in the computation of diluted net income per share because the awards were anti-dilutive.

11.                               Pension Plan and Post-Retirement Benefits

Defined Benefit Plans

Net pension benefit recognized for the three and nine months ended September 30, 2018 and 2017 for the Company’s defined benefit plan (the “Pension Plan”) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost for benefits earned during the period	$783	$1,077	$2,349	$3,231
Interest cost on projected benefit obligations	6,176	6,567	18,528	19,701
Expected return on plan assets	(9,648)	(9,031)	(28,944)	(27,094)
Amortization of net loss	527	1,197	1,581	3,591
Amortization of prior service cost	127	4	381	12
Net pension benefit	$(2,035)	$(186)	$(6,105)	$(559)

Effective January 1, 2018, the Company adopted ASU 2017-07.  The ASU requires that the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations.  As a result, $0.8 million and $2.3 million of service cost is included in cost of sales, excluding depreciation and amortization, for the three and nine months ended September 30, 2018.  $(2.8) million and $(8.5) million was recorded as pension and postretirement income in the Company’s Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018, respectively.  In addition, $(0.3) million and $(0.9) million was recorded as pension and postretirement income in the Company’s Consolidated Statements of Comprehensive Income related to the Company’s other postretirement benefits for the three and nine months ended September 30, 2018, respectively.

The adoption of this ASU retrospectively, utilizing the allowable practical expedient, resulted in a $(1.6) million and $(4.7) million reclassification between cost of sales, excluding depreciation and amortization, and pension income in the Company’s Consolidated Statements of Comprehensive Income for three and nine months ended September 30, 2017, respectively.

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

Defined Contribution Plan

The Company offers 401(k) Defined Contribution Plans (“Contribution Plans”) to eligible employees.  The Company’s monthly contributions are based on the matching of certain employee contributions or based on a union negotiated formula. For the three months ended September 30, 2018 and 2017, the Company recognized expense of $6.7 million and $6.4 million, respectively, for matching contributions. For the nine months ended September 30, 2018 and 2017, the Company recognized expense of $21.2 million and $18.6 million, respectively, for matching contributions.

12.                               Stock-Based Compensation

The Company accounts for stock-based awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that the cost resulting from all share-based payment transactions be recognized as compensation cost over the vesting period based on the fair value of the instrument on the date of grant.

Total stock-based compensation expense related to the stock option and restricted stock unit grants for the three and nine months ended September 30, 2018 and 2017 is as follows:

	(unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock option compensation expense	$640	$1,304	$2,231	$4,991
Restricted stock unit compensation expense	1,371	1,346	4,945	7,685
Total stock-based compensation expense	$2,011	$2,650	$7,176	$12,676

Total unrecognized stock-based compensation cost related to the stock options and restricted stock units as of September 30, 2018 and December 31, 2017 is as follows:

	(unaudited)
	September 30,	December 31,
	2018	2017
Unrecognized stock option compensation expense	$2,147	$4,709
Unrecognized restricted stock unit compensation expense	10,291	5,891
Total unrecognized stock-based compensation expense	$12,438	$10,600

As of September 30, 2018, total unrecognized compensation cost related to non-vested stock options and restricted stock units is expected to be recognized over a weighted average period of 1.4 years and 2.1 years, respectively.

Stock Options

The following table summarizes stock options amounts and activity:

		Weighted	Weighted	Intrinsic
		Average	Average	Value
		Exercise	Remaining	(dollars in
	Options	Price	Life (Years)	thousands)
Outstanding at January 1, 2018	4,928,581	$16.07
Granted	—
Exercised	(781,730)	14.59
Lapsed (forfeited or cancelled)	(82,415)	19.57
Outstanding at September 30, 2018	4,064,436	$16.35
Exercisable at September 30, 2018	2,677,990	$15.08	4.5	$50,425

For the three and nine months ended September 30, 2018, cash proceeds from the exercise of stock options totaled $1.8 million and $8.9 million, respectively.  For the three and nine months ended September 30, 2017, cash proceeds from the exercise of stock options totaled $0.1 million and $1.0 million, respectively.

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

In accordance with the Merger Agreement, employees whose employment is terminated without “cause” or who resign their employment for “good reason” after consummation of the Merger will have their unvested options and RSUs (other than their 2018 annual equity grants) immediately vest in full as of the date of such termination or resignation. With respect to KapStone’s 2018 annual equity grants (which consisted entirely of RSUs), two-thirds of each award would automatically vest upon termination of the award holder’s employment without “cause” or resignation for “good reason” after consummation of the Merger, and the remainder would be forfeited upon any termination of employment prior to the normal vesting date. These automatic vesting provisions will apply indefinitely after consummation of the Merger and are not subject to a limited duration protection period. The 2018 grants also include the retirement-related vesting provisions included in past KapStone grants.

The following table summarizes unvested restricted stock units amounts and activity:

		Weighted
		Average
		Grant
	Units	Price
Outstanding at January 1, 2018	862,926	$20.11
Granted	285,036	34.74
Vested	(204,940)	28.33
Forfeited	(26,851)	22.63
Outstanding at September 30, 2018	916,171	$22.80

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

There have been no material changes in any of our legal proceedings for the nine months ended September 30, 2018.

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

Each segment’s profits and losses are measured on operating profits before income from equity method investments, foreign exchange gain / (loss), loss on debt extinguishment, net interest expense and income taxes.

	Net Sales			Operating Income	Depreciation and	Capital
Three Months Ended September 30, 2018	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$412,452	$20,201	$432,653
Specialty paper	198,658	—	198,658
Other	21,296	—	21,296
Paper and Packaging	$632,406	$20,201	$652,607	$109,695	$37,880	$32,586	$2,657,300
Distribution	261,189	—	261,189	11,793	5,757	67	672,321
Corporate	—	—	—	(14,042)	1,492	681	43,906
Intersegment eliminations	—	(20,201)	(20,201)	—	—	—	—
	$893,595	$—	$893,595	$107,446	$45,129	$33,334	$3,373,527

	Net Sales			Operating Income	Depreciation and	Capital
Three Months Ended September 30, 2017	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures	Total Assets
Paper and Packaging:
Containerboard / Corrugated products	$404,492	$21,234	$425,726
Specialty paper	190,207	—	190,207
Other	22,556	—	22,556
Paper and Packaging	$617,255	$21,234	$638,489	$61,871	$39,727	$32,154	$2,647,034
Distribution	251,163	—	251,163	5,776	5,864	118	684,740
Corporate	—	—	—	(9,465)	1,871	1,962	35,503
Intersegment eliminations	—	(21,234)	(21,234)	—	—	—	—
	$868,418	$—	$868,418	$58,182	$47,462	$34,234	$3,367,277

	Net Sales			Operating Income	Depreciation and	Capital
Nine Months Ended September 30, 2018	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$1,218,022	$59,819	$1,277,841
Specialty paper	563,247		563,247
Other	66,757	—	66,757
Paper and Packaging	$1,848,026	$59,819	$1,907,845	$268,545	$116,356	$107,376
Distribution	757,500	—	757,500	27,082	17,575	973
Corporate	—	—	—	(54,597)	4,892	3,390
Intersegment eliminations	—	(59,819)	(59,819)
	$2,605,526	$—	$2,605,526	$241,030	$138,823	$111,739

	Net Sales			Operating Income	Depreciation and	Capital
Nine Months Ended September 30, 2017	Trade	Intersegment	Total	(Loss)	Amortization	Expenditures
Paper and Packaging:
Containerboard / Corrugated products	$1,130,610	$68,112	$1,198,722
Specialty paper	529,426	—	529,426
Other	66,780	—	66,780
Paper and Packaging	$1,726,816	$68,112	$1,794,928	$137,320	$115,325	$101,695
Distribution	730,162	—	730,162	19,158	17,814	1,861
Corporate	—	—	—	(40,103)	5,725	4,456
Intersegment eliminations	—	(68,112)	(68,112)	—	—	—
	$2,456,978	$—	$2,456,978	$116,375	$138,864	$108,012

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our expectations regarding our future operating and performance results, earnings, expenditures and financial condition and liquidity. These statements are often identified by the words “will,” “should,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “hope,” or similar expressions. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties. There are important factors that could cause actual results to differ materially from those in forward-looking statements, many of which are beyond our control. These factors, risks and uncertainties include, but are not limited to, those described in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in our other Securities and Exchange Commission filings, as well as various factors related to the Merger, including but not limited to: the ability of KapStone and WestRock to receive the required regulatory approvals for the Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger) and to satisfy the other conditions to the closing of the Merger on a timely basis or at all; the occurrence of events that may give rise to a right of one or both of the parties to terminate the Merger Agreement; negative effects of the announcement or the consummation of the Merger on the market price of WestRock’s or KapStone’s common stock and/or on their respective businesses, financial conditions, results of operations and financial performance; risks relating to the value of the Holdco Common Stock that may be issued in the Merger, significant transaction costs and/or unknown liabilities; the possibility that the anticipated benefits from the Merger cannot be realized in full or at all or may take longer to realize than expected; risks associated with third party contracts containing consent and/or other provisions that may be triggered by the Merger; risks associated with transaction-related litigation; the possibility that costs or difficulties related to the integration of KapStone’s operations with those of WestRock will be greater than expected; the outcome of legally required consultation with employees or other employee representatives; and the ability of KapStone and the combined company to retain and hire key personnel. There can be no assurance that the Merger or any other transaction described above will in fact be consummated in the manner described or at all.

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

Executive Summary

Industry and Business Conditions

Trade publications reported that industry-wide corrugated products total box shipments increased 1.7 percent while industry mill containerboard production increased 2.0 percent for the nine months of 2018 compared to the same period in 2017.  Reported industry containerboard inventories as of September 30, 2018 were approximately 2,588 thousand tons, up 0.9% percent compared to the same time period in 2017. Reported containerboard export shipments increased 1.3 percent compared to the same time period ended September 30, 2017.

Results of Operations for the Quarter Ended September 30, 2018

Consolidated net sales for the quarter ended September 30, 2018 were $893.6 million compared to $868.4 million for the third quarter of 2017, an increase of $25.2 million, or 2.9 percent, primarily due to $40.8 million of higher prices and a more favorable product mix and higher Distribution segment sales of $10.0 million, partially offset by lower sales volume of $25.6 million.

Consolidated net income for the quarter ended September 30, 2018 was $72.5 million, or $0.72 per diluted share, compared with $30.0 million, or $0.30 per diluted share, for the same period in 2017.

Paper and Packaging segment operating income for the current quarter increased $47.8 million to $109.7 million, primarily due to $40.8 million of higher prices and a more favorable price mix, $14.2 million of lower recycled fiber costs, $9.0 million of 2017 costs related to the closure of the Oakland, California box plant and $3.8 million of lower planned maintenance outage costs.  These costs were partially offset by $7.1 million of inflation on virgin fiber, labor and other materials, $6.3 million of costs due to Hurricane Florence and $6.0 million of higher management incentives.

Distribution segment operating income for the current quarter increased $6.0 million to $11.8 million, primarily due to margin improvement from higher prices and lower management incentives, partially offset by lower non-corrugated sales and higher distribution costs.

Corporate operating expenses increased by $4.6 million to $14.0 million for the quarter ended September 30, 2018 compared to 2017, primarily due to merger expenses of $4.6 million and 2017’s $3.9 million decrease in the fair value of the Victory Packaging contingent consideration liability due to lower earnings, partially offset by lower other costs of $2.9 million, lower stock compensation expense of $0.6 million and lower depreciation expense of $0.4 million.

Results of Operations for the Nine Months ended September 30, 2018

Consolidated net sales for the nine months ended September 30, 2018 were $2,605.5 million compared to $2,457.0 million for the first nine months of 2017, an increase of $148.5 million, or 6.0 percent, primarily due to $147.6 million of higher prices and a more favorable product mix and higher Distribution segment sales of $27.3 million.

Consolidated net income for the nine months ended September 30, 2018 was $158.4 million, or $1.59 per diluted share, compared with $55.8 million, or $0.57 per diluted share, for the same period in 2017.

Paper and Packaging segment operating income for the nine months ended September 30, 2018 increased $131.2 million to $268.5 million, primarily due to $147.6 million of higher prices and a more favorable price mix, $31.4 million of lower recycled fiber costs, $9.0 million of 2017 costs related to the closure of the Oakland, California box plant, $8.1 million on the gain on sale of property and $5.0 million due to the absence of the Charleston mill’s 2017 union ratification costs.  These increases were partially offset by $36.8 million of inflation for virgin fiber, labor and other materials, $18.1 million of higher management incentives, $8.2 million of higher planned maintenance outage costs and $6.3 million of costs due to Hurricane Florence.

Distribution segment operating income for the nine months ended September 30, 2018 increased $7.9 million to $27.1 million, primarily due to margin improvement from higher prices, partially offset by higher freight and distribution costs.

Corporate operating expenses increased by $14.5 million to $54.6 million for the nine months ended September 30, 2018 compared to 2017, primarily due to merger expenses of $20.5 million and $3.7 million of higher management incentives, partially offset by lower stock compensation expense of $5.5 million and lower other costs of $2.9 million.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2018 and 2017

(In thousands)

	Three Months Ended September 30,		Increase/	% of Net Sales
	2018	2017	(Decrease)	2018	2017

Paper and packaging	$652,607	$638,489	$14,118	73.0%	73.5%
Distribution	261,189	251,163	10,026	29.3%	28.9%
Intersegment eliminations	(20,201)	(21,234)	1,033	(2.3)%	(2.4)%
Net sales	$893,595	$868,418	$25,177	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	593,231	622,964	(29,733)	66.4%	71.7%
Depreciation and amortization	45,129	47,462	(2,333)	5.1%	5.5%
Freight and distribution expenses	82,158	77,043	5,115	9.2%	8.9%
Selling, general, and administrative expenses	61,721	62,767	(1,046)	6.9%	7.2%
Merger expenses	4,590	—	4,590	0.5%	0.0%
Gain on sale of property	(680)	—	(680)	(0.1)%	0.0%
Operating income	$107,446	$58,182	$49,264	12.0%	6.7%
Foreign exchange (gain) / loss	(187)	(415)	228	0.0%	0.0%
Pension and postretirement income	(3,092)	(1,563)	(1,529)	(0.3)%	(0.2)%
Loss on debt extinguishment	456	631	(175)	0.1%	0.1%
Equity method investments income	(311)	(671)	360	0.0%	(0.1)%
Interest expense, net	15,865	15,164	701	1.8%	1.7%
Income before provision for income taxes	94,715	45,036	49,679	10.6%	5.2%
Provision for income taxes	22,204	15,010	7,194	2.5%	1.7%
Net income	$72,511	$30,026	$42,485	8.1%	3.5%

Paper and Packaging segment net sales increased by $14.1 million to $652.6 million for the quarter ended September 30, 2018 due to $40.8 million of higher prices and a more favorable product mix, partially offset by $25.6 million of lower sales volume and $1.0 million of decreased intersegment sales to the Distribution segment.  Average mill selling price per ton for the quarter ended September 30, 2018 was $756 compared to $698 for the prior year’s quarter, reflecting higher containerboard and specialty paper prices and a more favorable product mix.

In July 2018, the Company announced a $40 per ton price increase on Kraftpak®, effective August 6, 2018.

In August 2018, the Company announced a $50 per ton price increase on its DuraSorb® grades effective September 10, 2018.

Distribution segment net sales increased by $10.0 million to $261.2 million for the quarter ended September 30, 2018 compared to 2017 due to higher prices related to the pass thru of higher containerboard costs, partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the quarters ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2018	2017	(Decrease)%		2018	2017	(Decrease)%
Containerboard / Corrugated products	$432,653	$425,726	$6,927	1.6%	450,285	475,121	(24,836)	(5.2)%
Specialty paper	198,658	190,207	8,451	4.4%	252,293	259,938	(7,645)	(2.9)%
Other	21,296	22,556	(1,260)	(5.6)%	—	—	—	—%
Product sold	$652,607	$638,489	$14,118	2.2%	702,578	735,059	(32,481)	(4.4)%

Tons of product sold for the Paper and Packaging segment for the quarter ended September 30, 2018 were 702,578 tons compared to 735,059 tons for the quarter ended September 30, 2017, a decrease of 32,481 tons, or 4.4 percent, as follows:

•                  Shipments of Containerboard / Corrugated products decreased by 24,836 tons, primarily due to lower domestic and export containerboard shipments of 11,690 tons and 13,796 tons, respectively.

•                  Specialty paper shipped decreased by 7,645 tons, primarily due to lower DuraSorb® shipments of 19,687 tons, partially offset by higher pulp shipments of 9,796 tons.

Cost of sales, excluding depreciation and amortization expense, for the quarter ended September 30, 2018 was $593.2 million compared to $623.0 million for the third quarter of 2017, a decrease of $29.8 million, or 4.8 percent.  The decrease in cost of sales was mainly due to $18.1 million of lower sales volume, $14.2 million of lower recycled fiber costs, $9.0 million of 2017 costs related to the closure of the Oakland, California box plant, $7.5 million of favorable productivity due to higher mill production, $4.1 million unplanned boiler downtime and $3.8 million of lower planned maintenance outage costs.  These cost decreases were partially offset by $9.6 million of inflation on virgin fiber, labor and other materials, $6.3 million of costs due to Hurricane Florence and $3.9 million of higher management incentives.  Cost of sales, excluding depreciation and amortization expense, for the Distribution segment increased by $7.1 million, primarily due to an increase in containerboard costs.  Planned maintenance outage costs of approximately $9.2 million and $13.0 million are included in cost of sales for the quarters ended September 30, 2018 and 2017, respectively.

Depreciation and amortization expense for the quarter ended September 30, 2018 totaled $45.1 million compared to $47.5 million for the quarter ended September 30, 2017.

Freight and distribution expenses for the quarter ended September 30, 2018 totaled $82.2 million compared to $77.0 million for the quarter ended September 30, 2017. The increase of $5.2 million was primarily due to inflation on operating costs.

Selling, general and administrative expenses for the quarter ended September 30, 2018 totaled $61.7 million compared to $62.8 million for the quarter ended September 30, 2017. The decrease of $1.1 million, or 1.8 percent, was primarily due to $3.0 million of lower Distribution segment operating costs and $0.6 million of lower stock compensation expense, partially offset by $2.2 million of higher management incentives.  For the quarter ended September 30, 2018, selling, general and administrative expenses as a percentage of net sales was 6.9 percent compared to 7.2 percent in the quarter ended September 30, 2017.

Merger expenses for the quarter ended September 30, 2018 totaled $4.6 million mainly for legal fees.

Loss on debt extinguishment for the quarters ended September 30, 2018 and 2017 totaled $0.5 million and $0.6 million, respectively, due to repayments on the term loans under the Credit Facility.

Net interest expense for the quarters ended September 30, 2018 and 2017 was $15.9 million and $15.2 million, respectively. Interest expense was $0.7 million higher for the quarter ended September 30, 2018 due to $0.4 million of implicit interest on long-term financing obligations and $0.3 million related to higher interest rates, partially offset by lower term loan outstanding balances.

Provision for income taxes for the quarters ended September 30, 2018 and 2017 was $22.2 million and $15.0 million, respectively, reflecting an effective income tax rate of 23.4 percent for the quarter ended September 30, 2018, compared to 33.3 percent for the similar period in 2017.  The lower effective income tax rate in the three months ended September 30, 2018 reflects the 21 percent federal statutory tax rate beginning in 2018 instituted by the Tax Cuts and Jobs.  The higher provision for income taxes in 2018 reflects higher pre-tax income of $49.7 million partially offset by the lower effective income tax rate.

Comparison of Results of Operations for the Nine Months Ended September 30, 2018 and 2017

(In thousands)

	Nine Months Ended September 30,		Increase/	% of Net Sales
	2018	2017	(Decrease)	2018	2017

Paper and packaging	$1,907,845	$1,794,928	$112,917	73.2%	73.1%
Distribution	757,500	730,162	27,338	29.1%	29.7%
Intersegment eliminations	(59,819)	(68,112)	8,293	(2.3)%	(2.8)%
Net sales	$2,605,526	$2,456,978	$148,548	100.0%	100.0%
Cost of sales, excluding depreciation and amortization	1,783,493	1,779,503	3,990	68.5%	72.4%
Depreciation and amortization	138,823	138,864	(41)	5.3%	5.7%
Freight and distribution expenses	236,997	225,671	11,326	9.1%	9.2%
Selling, general, and administrative expenses	192,826	196,565	(3,739)	7.4%	8.0%
Merger expenses	20,490	—	20,490	0.8%	0.0%
Gain on sale of property	(8,133)	—	(8,133)	(0.3)%	0.0%
Operating income	$241,030	$116,375	$124,655	9.2%	4.7%
Foreign exchange (gain) / loss	760	(1,501)	2,261	0.0%	(0.1)%
Pension and postretirement income	(9,275)	(4,689)	(4,586)	(0.4)%	(0.2)%
Loss on debt extinguishemnt	456	631	(175)	0.0%	0.0%
Equity method investments income	(1,551)	(1,377)	(174)	(0.1)%	(0.1)%
Interest expense, net	45,921	38,205	7,716	1.8%	1.6%
Income before provision for income taxes	204,719	85,106	119,613	7.9%	3.5%
Provision for income taxes	46,284	29,312	16,972	1.8%	1.2%
Net income	$158,435	$55,794	$102,641	6.1%	2.3%

Paper and Packaging segment net sales increased by $112.9 million to $1,907.8 million for the nine months ended September 30, 2018 due to $147.6 million of higher prices and a more favorable product mix, partially offset by $25.6 million of lower sales volume and $8.3 million of decreased intersegment sales to the Distribution segment.  Average mill selling price per ton for the nine months ended September 30, 2018 was $737 compared to $670 for the prior year’s period, reflecting higher containerboard and specialty paper prices and a more favorable product mix.

In January 2018, the Company announced a $50 per ton price increase for North American containerboard shipments beginning March 1, 2018.

In May 2018, the Company announced a $50 per ton price increase on kraft paper grades, effective June 4, 2018.

In July 2018, the Company announced a $40 per ton price increase on Kraftpak®, effective August 6, 2018.

In August 2018, the Company announced a $50 per ton price increase on its DuraSorb® grades effective September 10, 2018.

Distribution segment net sales increased by $27.3 million to $757.5 million for the nine months ended September 30, 2018 compared to 2017 due to higher prices related to the pass thru of higher containerboard costs, which were partially offset by lower sales volume.

Paper and Packaging segment sales by product line for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	Net Sales (in thousands)		Increase/		Tons Sold		Increase/
Product Line Tons:	2018	2017	(Decrease)%		2018	2017	(Decrease)%
Containerboard / Corrugated products	$1,277,841	$1,198,722	$79,119	6.6%	1,383,441	1,385,240	(1,799)	(0.1)%
Specialty paper	563,247	529,426	33,821	6.4%	724,049	747,749	(23,700)	(3.2)%
Other	66,757	66,780	(23)	(0.0)%	—	—	—	—%
Product sold	$1,907,845	$1,794,928	$112,917	6.3%	2,107,490	2,132,989	(25,499)	(1.2)%

Tons of product sold for the Paper and Packaging segment for the nine months ended September 30, 2018 were 2,107,490 tons compared to 2,132,989 tons for the nine months ended September 30, 2017, a decrease of 25,499 tons, or 1.2 percent, as follows:

•                  Shipments of Containerboard / Corrugated products decreased by 1,799 tons, primarily due to lower export containerboard shipments of 13,234 tons and lower corrugated products shipments of 4,366 tons.  This decrease was partially offset by an increase in domestic containerboard shipments of 15,783 tons.

•                  Specialty paper decrease in tons sold was primarily due to lower kraft paper shipments of 21,853 tons and a decrease in DuraSorb® shipments of 16,970 tons.  This decrease was partially offset by an increase in Kraftpak® shipments of 10,039 tons and an increase in pulp shipments of 5,084 tons.

Cost of sales, excluding depreciation and amortization expense, for the nine months ended September 30, 2018 was $1,783.5 million compared to $1,779.5 million for the nine months of 2017, an increase of $4.0 million, or 0.2 percent.  The increase in cost of sales was mainly due to $36.8 million of inflation on virgin fiber, labor and other materials, $8.2 million of higher planned maintenance outage costs, $10.0 million of higher management incentives and $6.3 million of costs due to Hurricane Florence.  These cost increases were partially offset by $31.4 million of lower recycled fiber costs, $16.0 million of productivity gains, $10.7 million due to lower sales volume, $8.1 million for the Company’s Charleston and Longview paper mill’s 2017 unplanned boiler downtime, $7.5 million for the closure of the Oakland, California box plant, $5.0 million decrease union ratification costs and $2.0 million for the Longview paper mill hazardous piping inspection settlement not incurred in 2018.  Cost of sales, excluding depreciation and amortization expense, for the Distribution segment increased by $23.4 million, primarily due to an increase in containerboard costs.  Planned maintenance outage costs of approximately $45.0 million and $36.8 million are included in cost of sales for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization expense for the nine months ended September 30, 2018 totaled $138.8 million compared to $138.9 million for the nine months ended September 30, 2017.

Freight and distribution expenses for the nine months ended September 30, 2018 totaled $237.0 million compared to $225.7 million for the nine months ended September 30, 2017. The increase of $11.3 million was primarily due to a higher percentage of domestic shipments and higher operating costs.

Selling, general and administrative expenses for the nine months ended September 30, 2018 totaled $192.8 million compared to $196.6 million for the nine months ended September 30, 2017. The decrease of $3.8 million, or 1.9 percent, was primarily due to $5.5 million of lower stock compensation expense, $5.2 million of lower Distribution segment operating costs and $4.8 million of lower professional fees and other, partially offset by $11.7 million of higher management incentives. For the nine months ended September 30, 2018, selling, general and administrative expenses as a percentage of net sales was 7.4 percent compared to 8.0 percent in the nine months ended September 30, 2017.

Merger expenses for the nine months ended September 30, 2018 totaled $20.5 million, including $10.2 million for professional fees and $10.3 million for legal fees and other costs.

Loss on debt extinguishment for the nine months ended September 30, 2018 and 2017 totaled $0.5 million and $0.6 million, respectively, due to repayments on the term loans under the Credit Facility.

Net interest expense for the nine months ended September 30, 2018 and 2017 was $45.9 million and $38.2 million, respectively. Interest expense was $7.7 million higher for the nine months ended September 30, 2018 due to $4.1 million of implicit interest on long-term financing obligations and $3.6 million related to higher interest rates, partially offset by lower term loan outstanding balances.

Provision for income taxes for the nine months ended September 30, 2018 and 2017 was $46.3 million and $29.3 million, respectively, reflecting an effective income tax rate of 22.6 percent for the nine months ended September 30, 2018, compared to 34.4 percent for the similar period in 2017.  The lower effective income tax rate in the nine months ended September 30, 2018 reflects the 21 percent federal statutory tax rate beginning in 2018 instituted by the Tax Cuts and Jobs Act.  The higher provision for income taxes in 2018 reflects higher pre-tax income of $119.6 million, partially offset by the lower effective income tax rate.

Liquidity and Capital Resources

Credit Facility

The Company had $484.4 million available to borrow under the Revolver at September 30, 2018.  In addition, the Credit Facility also includes an uncommitted accordion feature that allows the Company, subject to certain significant conditions, to request additional commitments from our existing or new lenders under the Credit Facility without further approvals of any existing lenders thereunder.  The aggregate amount of such increases in potential commitments (and potential borrowings) is limited to $600 million, unless the Company would maintain a pro forma total leverage ratio of 2.5 to 1.0 or less after giving effect to the increase in potential commitments (and potential borrowings).

Receivables Credit Facility

Effective as of June 1, 2018, the Company amended its Receivables Purchase Agreement, which is part of its Securitization Program, to extend the “Facility Termination Date” (as defined in the Receivables Purchase Agreement) from June 1, 2018 to May 31, 2019.

As of September 30, 2018, the Company had $315.0 million of outstanding borrowings under its $325.0 million Receivables Credit Facility with an interest rate of 3.0 percent.

Debt Covenants

Under the financial covenants of the Credit Agreement, the Company must comply on a quarterly basis with a maximum permitted leverage ratio as of the end of each quarter. The leverage ratio is calculated by dividing the Company’s debt net of available cash up to $150 million by its rolling twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments. The maximum permitted leverage ratio declines over the life of the Credit Agreement. As of September 30, 2018, the Company was in compliance with a leverage ratio of 2.33 to 1.00 compared to a maximum permitted leverage ratio of 3.75 to 1.00.

The Credit Agreement also includes a financial covenant requiring a minimum interest coverage ratio. This ratio is calculated by dividing the Company’s trailing twelve month total earnings before interest expense, taxes, depreciation and amortization after accounting for allowable adjustments by the sum of our net cash interest payments during the twelve month period. On September 30, 2018, the Company was in compliance with the Credit Agreement with an interest coverage ratio of 10.03 to 1.00 compared to a minimum required ratio of 3:00 to 1:00.

As of September 30, 2018, KapStone was also in compliance with all other covenants in the Credit Agreement.

Income taxes

The Company’s effective income tax rate, excluding discrete items for 2018, is projected to be 23.7 percent. The Company’s cash tax rate on earnings for 2018 is projected to be 28 percent.

Sources and Uses of Cash

Nine months ended September 30 ($ in thousands)	2018	2017	Incr / (Dcr)
Operating activities	$188,896	$175,919	$12,977
Investing activities	(96,019)	(141,512)	45,493
Financing activities	(98,511)	(52,498)	(46,013)
Total change in cash and cash equivalents	$(5,634)	$(18,091)	$12,457

Cash and cash equivalents decreased by $5.6 million from December 31, 2017, reflecting $188.9 million provided by operating activities, $96.0 million used in investing activities and $98.5 million used in financing activities in the first nine months of 2018.

Net cash provided by operating activities was $188.9 million, comprised of net income for the first nine months of $158.4 million and non-cash charges of $141.5 million.  Changes in operating assets and liabilities used $111.0 million of cash. Net cash provided by operating activities increased by $13.0 million in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due higher net income of $102.6 million, partially offset by a $68.8 million increase in cash used for working capital and $20.8 million of lower non-cash charges.  The increase in cash used for working capital in the nine months ended September 30, 2018 compared to 2017 is primarily due to the payment of management incentive compensation, the Victory contingent consideration payment, higher inventory levels and higher trade accounts receivables and higher income tax payments.

Net cash used in investing activities was $96.0 million and includes $111.7 million for capital expenditures and proceeds of $15.7 million from the sale of property.  Net cash used in investing activities decreased by $45.5 million in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the acquisition of Associated Packaging, Inc. and Fast Pak, LLC in 2017 and the proceeds from the sale of property.

Net cash used in financing activities was $98.5 million and reflects a $75.0 million prepayment of the term loans under the Credit Facility, $29.3 million of quarterly dividend payments and the $9.6 million contingent consideration payment to the former owners of Victory, partially offset by $7.9 million of net proceeds from share transactions, $6.1 million of borrowings under the Receivable Credit Facility and $2.3 million of other current borrowings. Net cash used in financing activities increased by $46.0 million in the nine months ended September 30 2018, compared to the nine months ended September 30, 2017, primarily due to the Victory contingent consideration payment and lower net borrowings in 2018.

Future Cash Needs

The Company expects that cash generated from operating activities will be sufficient to meet its remaining 2018 cash needs.  The cash needs consist of approximately $34.1 million of payments to financial advisors contingent upon the consummation of the Merger, $9.8 million for a cash dividend paid on October 11, 2018, $5.0 million due for contingent consideration upon the consummation of the Merger and any additional working capital needs.  In addition, capital expenditures for the fourth quarter are estimated to be $35.0 million.

Should the need arise, we have the ability to draw from our $500.0 million Revolver.  In addition, if available and subject to specified significant conditions, we may have the ability to request additional commitments from our existing or new lenders and borrow up to $600.0 million under the accordion provision of our Credit Facility without further approvals of any existing lenders thereunder.  As of September 30, 2018, the Company had no amounts outstanding under the Revolver and $484.4 million of remaining Revolver availability, net of outstanding letters of credit.

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

Under our Credit Agreement, at September 30, 2018, our Credit Facility consisted of two term loans totaling approximately $1.0 billion outstanding and the Revolver that provides for borrowing of up to $500 million. Depending on the type of borrowing, the applicable interest rate under the Credit Facility is calculated at a per annum rate equal to (a) LIBOR plus an applicable margin or (b) the base rate that is calculated as (i) the greatest of (x) the prime rate, (y) the federal funds effective rate plus 0.50% or (z) a daily rate equal to one month LIBOR plus 1% plus (ii) an applicable margin. The unused portion of the Revolver is also subject to an unused fee that is calculated at a per annum rate (the “Unused Fee Rate”).

The applicable margin for borrowings under the Credit Facility and the Unused Fee Rate is determined by reference to the pricing grid based on the Company’s total leverage ratio. Under such pricing grid, the applicable margins for Term Loan A-1 and Revolver ranges from 1.00% to 2.00% for Eurodollar loans and from 0.0% to 1.00% for base rate loans and the Unused Fee Rate ranges from 0.20% to 0.325%. The applicable margins for Term Loan A-2 ranges from 1.125% to 2.125% for Eurodollar loans and from 0.125% to 1.125% for base rate loans. At September 30, 2018 the weighted average interest rate of the term loans was 3.8 percent.

Under our Receivables Credit Facility, at September 30, 2018, we had $315.0 million of outstanding borrowings. The outstanding capital of each investment in the receivable interests accrues yield for each day at a rate per annum equal to the sum of (a) for any day, the one-month Eurodollar rate for U.S. dollar deposits plus (b) the applicable margin. At September 30, 2018 the interest rate on outstanding amounts under the Receivables Credit Facility was 3.0 percent.

Changes in market rates may impact the base or LIBOR rate under all borrowings. For instance, if the LIBOR rate was to increase or decrease by one percentage point (1.0 percent), our annual interest expense would change by approximately $13.4 million based upon our expected future monthly term loan balances per our existing repayment schedule and the Receivables Credit Facility.

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

We are exposed to currency fluctuations as we invoice certain European customers in Euros, Mexican customers in Pesos and certain Canadian customers in Canadian Dollars. The Company did not use forward contracts to reduce the impact of currency fluctuations during the quarter ended September 30, 2018. No such contracts were outstanding at September 30, 2018.

ITEM 4.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.30

Amendment No. 5 to Receivables Purchase Agreement, dated as of October 16, 2018, by and among KapStone Paper and Packaging Corporation, as the Servicer, KapStone Receivables, LLC, as Seller, the financial institutions from time to time party thereto, as Purchasers, and Wells Fargo Bank, N.A. as Administrative Agent.

10.31

Amendment No. 4 to Receivables Sale Agreement, dated as of October 16, 2018, by and among KapStone Paper and Packaging Corporation, as Servicer, KapStone Receivables, LLC, as Buyer, and KapStone Kraft Paper Corporation, KapStone Container Corporation, KapStone Charleston Kraft LLC, Longview Fibre Paper and Packaging, Inc., and Victory Packaging, L.P., as originators.

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

KAPSTONE PAPER AND PACKAGING CORPORATION

October 23, 2018	By:	/s/ Andrea K. Tarbox
Andrea K. Tarbox
Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)